Form 10QSB
period 2000-09-30
VALUSALES COM INC
filed 2000-11-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         ValuSALES.com, Incorporated
                     --------------------------------------
             (Exact name of registrant as specified in this charter)


                       Florida                          65-1001686
                       -------                          ----------
           (State of other jurisdiction               (IRS Employer
                  of incorporation)                Identification No.)


           4101 Ravenswood Road, Suite 209, Fort Lauderdale, FL 33312
                     --------------------------------------
                     Address of principal executive offices

                                  954-792-3773

                     --------------------------------------
               Registrant's telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 30, 2000 there were 10,000,000 shares of the Issuer's Common Stock outstanding.

                               ValuSALES.com, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE(S)
Item 1.           Financial Statements

                  Balance Sheets as of September 30, 2000 and December 31, 1999

                  Statement of Operations for the Nine Months Ended
                  September 30, 2000

                  Statements of Operations for the Three Months Ended
                  September 30, 2000 and From Inception (July 20, 1999)
                  to September 30, 1999

                  Statement of Shareholder's Equity for the Nine Months
                  Ended September 30, 2000 and From Inception (July 20, 1999)
                  To September 30, 1999

                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and From Inception (July 20, 1999)
                  to September 30, 1999

                  Notes to Financial Statements for September 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 27.1 Financial Data Schedule

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              VALUSALES.COM., INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                September 30,         December 31,
                                                                                    2000                  1999
                                                                                 ---------             ---------
                                                                                 UNAUDITED
Current Assets

      Cash                                                                       $ 107,901              $  83,935
      Accounts receivable                                                          381,995                143,360
      Inventories                                                                  106,070                 92,578
                                                                                 ---------              ---------
            Total current assets                                                   595,966                319,873

Property and equipment, net of accumulated depreciation of
      $8,914 at September 30, 2000 and $2,962 at December 31, 1999                  44,415                 37,038

Other                                                                                6,343                     --
                                                                                 ---------              ---------

                                                                                 $ 646,724              $ 356,911
                                                                                 =========              =========


                       LIABILITIES & SHAREHOLDERS' EQUITY


Current Liabilities

      Accounts payable and accrued liabilities                                   $ 407,653              $ 106,104
      Due to shareholder                                                            56,602                 11,000
                                                                                 ---------              ---------
            Total current liabilities                                              464,255                117,104
                                                                                 ---------              ---------


Shareholders' Equity

      Common stock-par value $.001; 50,000,000 shares authorized,
           10,000,000 issued and outstanding at
            September 30, 2000 and December 31, 1999                                10,000                 10,000
      Additional paid-in capital                                                   391,923                391,923
      Deficit                                                                     (219,454)              (162,116)
                                                                                 ---------              ---------
            Total shareholders' equity                                             182,469                239,807
                                                                                 ---------              ---------

                                                                                 $ 646,724              $ 356,911
                                                                                 =========              =========

                              VALUSALES.COM., INC.

                            STATEMENTS OF OPERATIONS

                Nine Months Ended September 30, 2000 (Unaudited)



                                                                     YTD 2000
                                                                   September 30,
                                                                       2000
                                                                   ------------
                                                                     UNAUDITED

Revenues
      Product Sales                                                $    920,598
      Services                                                        1,059,468
                                                                   ------------
           Total                                                      1,980,066
                                                                   ------------

Cost of sales
      Product                                                           659,226
      Services                                                          685,110
                                                                   ------------
           Total                                                      1,344,336
                                                                   ------------

      Gross profit                                                      635,730
                                                                   ------------

Expenses
      Personnel Costs and related expenses                              254,753
      General and administrative                                        438,315
                                                                   ------------
                                                                        693,068

                                                                   ------------

      Net profit (loss)                                            ($    57,338)
                                                                   ============




Profit (loss) per share-basic                                      ($     0.006)
                                                                   ============

Weighted - average common shares outstanding                         10,000,000
                                                                   ============

                              VALUSALES.COM., INC.

                            STATEMENTS OF OPERATIONS

                 July 20, 1999 (Inception) to September 30, 1999
                Three Months Ended September 30, 2000 (Unaudited)



                                                   3rd Qtr 2000   3rd Qtr 1999
                                                   September 30,  September 30,
                                                       2000           1999
                                                   ------------    ------------
                                                     UNAUDITED       UNAUDITED

Revenues

       Product Sales                               $    263,346    $    160,242
       Services                                         465,855          37,748
                                                   ------------    ------------
            Total                                       729,201         197,990
                                                   ------------    ------------

Cost of sales

       Product                                          147,394         122,794
       Services                                         196,545          16,204
                                                   ------------    ------------
            Total                                       343,939         138,998
                                                   ------------    ------------

       Gross profit                                     385,262          58,992
                                                   ------------    ------------

Expenses

       Personnel Costs and related expenses             150,184          44,785
       General and administrative                       224,413          30,304
                                                   ------------    ------------
                                                        374,597          75,089
                                                   ------------    ------------

       Net profit (loss)                           $     10,665    ($    16,097)
                                                   ============    ============






                                                   $      0.001    ($     0.002)
                                                   ============    ============
Profit (Loss) per share-basic

Weighted - average common shares outstanding         10,000,000       7,598,600
                                                   ============    ============

                        STATEMENT OF SHAREHOLDERS' EQUITY

                 July 20, 1999 (Inception) to December 31, 1999
                Nine Months Ended September 30, 2000 (Unaudited)





                                                                         Common Stock              Additional
                                                                   --------------------------        Paid-in
                                                                      Shares          Amount         Capital         (Deficit)
Sale of common stock for cash-net                                       375,000             375   $    293,235

Stock issued for services                                             1,052,000           1,052        101,361

Stock issued under employment agreements                                900,000             900

Sale of common stock for cash                                         2,673,000           2,673        172,327

Purchase of September Project II, Corp.                               5,000,000           5,000       (175,000)   ($     5,000)

(Loss) for period July 20, 1999 (inception) to December 31, 1999                                                  ($   157,116)

                                                                   ------------    ------------   ------------    ------------
       Balance December 31, 1999                                     10,000,000          10,000        391,923        (162,116)

(Loss) for the nine months ended September 30, 2000                                                                    (57,338)

                                                                   ------------    ------------   ------------    ------------
       Balance September 30, 2000 (Unaudited)                        10,000,000    $     10,000   $    391,923    ($   219,454)
                                                                   ============    ============   ============    ============

                               VALUSALES.COM, INC.

                            STATEMENTS OF CASH FLOWS

                 July 20, 1999 (Inception) to December 31, 1999
                Nine Months Ended September 30, 2000 (Unaudited)

                                                                September 30,              December 31,
                                                                    2000                      1999
                                                                -------------             -------------
                                                                  UNAUDITED
Cash flows from operating activities
         Net Profit (loss)                                        ($ 57,338)                 ($157,116)
         Adjustments to reconcile net (loss) to net cash
           (used) by operating activities
                 Stock issued for services                               --                    102,413
                 Depreciation                                         5,952                      2,962
                 (Increase) in accounts receivable                 (238,635)                  (143,360)
                 (Increase) in inventories                          (13,492)                   (57,578)
                 (Increase) in other                                 (6,343)                        --
                 Increase in accounts payable                       301,549                    106,104
                                                                  ---------                  ---------
                      Total adjustments                              49,031                     10,541
                                                                  ---------                  ---------

                      Net cash (used) by operating activities        (8,307)                  (146,575)
                                                                  ---------                  ---------

Cash flows from investing activities
         Purchase of assets                                         (13,329)                   (75,000)
         Purchase of ValuSales.Com, Inc.                                 --                   (175,000)
                                                                  ---------                  ---------
                      Net cash (used) by investing activities       (13,329)                  (250,000)
                                                                  ---------                  ---------

Cash flows from financing activities
         Loan from shareholder                                       45,602                     11,000
         Sale of common stock                                            --                    469,510
                                                                  ---------                  ---------
                      Net cash provided by financing activities      45,602                    480,510
                                                                  ---------                  ---------


Net change in cash                                                   23,966                     83,935

Cash - beginning                                                     83,935                         --
                                                                  ---------                  ---------

Cash - end                                                        $ 107,901                  $  83,935
                                                                  =========                  =========


Supplemental disclosures of cash flow information:

         Interest paid                                            $      --                  $      --
                                                                  =========                  =========
         Taxes paid                                               $      --                  $      --
                                                                  =========                  =========

                               VALUSALES.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                    Unaudited

Note 1.  Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of ValuSALES.com, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented. See Form 10SB for the year end December 31, 1999 and the six months ended June 30, 2000 for additional information relevant to significant accounting policies followed by the Company.

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine month period ended September 30, 2000 and July 20, 1999 (Inception) to September 30, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

                               VALUSALES.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                         September 30, 1999 (Unaudited)
                         September 30, 2000 (Unaudited)


Note 3.  Business Segments

         The Company is organized into four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Statements of Operations.

                                                        Valu              Odyssey       Web         Valu
                                                      Computers         Advertising    Odyssey    Mortgages               Total
                                                      ---------         -----------    -------    ---------               -----
Inception (July 20, 1999) to
September 30, 1999
---------------------------

Revenue-Product                                     $   160,242                                                         $   160,242
Revenue-Services                                                       $    37,748                                           37,748
                                                                                                                        -----------
     Total                                                                                                                  197,990

Operating earnings (loss)                                 9,418            (17,707)                                          (8,289)
Depreciation                                                375                420                                              795


Nine months ended
September 30, 2000
-------------------------

Revenue-Product                                         920,598                                                             920,598
Revenue-Services                                        577,853        $   419,224                       $62,391          1,059,468
                                                                                                                        -----------
     Total                                                                                                                1,980,066

Operating earnings (loss)                                55,673            (82,304)        99,798        (47,142)            26,025
Depreciation                                              1,752              3,930            240                             5,922


Reconciliation to Statements of Operations:
                                                         YTD         07/20/99 to
                                                        2,000         09/30/99
                                                      --------        --------
                                                      Unaudited       Unaudited
                                                      =========       =========

Operating results
Totals  for reportable segments                       $ 26,025         ($ 8,289)
Corporate                                              (83,363)          (7,808)
                                                      --------         --------
   Total                                              ($57,338)        ($16,097)
                                                      ========         ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this report.

OVERVIEW

         ValuSALES provides Internet and Technology solutions for clients ranging from small to medium sized customers. We have practices in the following areas: e-business strategy, interactive marketing and advertising, technology products and integration, and Internet mortgage banking. We utilize our knowledge base and professional talent from these practice areas to provide our clients with various solution offerings.

           o      E-BUSINESS STRATEGY - WWW.WEBODYSSEY.CC

                           In April 2000, ValuSALES expanded its
                  OdysseyAdvertising.com group and created WebOdyssey. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                           We help our clients evaluate and formulate e-business

                  strategies that will result in a competitive advantage. Our services include strategy formulation, conception and design of Internet-based business models, qualitative and quantitative market research, competitive analyses, business process design and implementation, and delivery of streaming video and development of proprietary software.

         o        INTERACTIVE MARKETING AND ADVERTISING -
                  WWW.ODYSSEYADVERTISING.COM

                           We help clients identify their online customers and
                  other target audiences, define the processes and venues for communicating with these audiences and analyze the results of their marketing efforts. We use our understanding of customer preferences to develop interactive content and to create brand value that enhance and extend our clients' relationships with their customers. Our services are intended to optimize a customer's experience with our clients' web sites.

         o        TECHNOLOGY PRODUCTS AND INTEGRATION - WWW.VALUCOMPUTERS.COM

                           We help our clients build e-businesses by providing a
                  set of technology skills that include architecture, design, custom application, and product integration. We believe our deep understanding of third party e-business software and hardware and our ability to modify and integrate these applications into existing hardware environments differentiates us from our competitors. This understanding is most critical in the deployment of business-to-business hardware networks.

                           We also focus on how emerging technologies in the
                  wireless and broadband area will continue to impact the architecture, devices and infrastructure requirements of our clients.

         o        INTERNET MORTGAGE BANKING - WWW.VALUMORTGAGES.COM

                         In January 2000, ValuSALES created its
                  ValuMortgages.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                         ValuMORTGAGES.com is what the Company believes to be
                  a next generation Internet mortgage banking firm. Combining Internet technology with our role as a mortgage banker allows Realtors, builders, and brokers to service their clients more efficiently saving time and money. Our services offer innovative financing solutions for purchasing, refinancing, or leveraging the equity in a property.

         ValuSALES derives substantially all of its revenues from fees and product sales for services and products generated on a project-by-project basis. ValuSALES services and products are provided on both a fixed-time, fixed-price basis and on a time and material basis. Historically, ValuSALES has not operated on a retainer basis; however, in the future, ValuSALES may utilize such arrangements.

         Agreements and purchase orders entered into in connection with time and materials projects and product sales are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay ValuSALES for all time, materials and expenses incurred by ValuSALES through the effective date of termination. Agreements and purchase orders entered into in connection with fixed-time, fixed-price projects, are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements and purchase orders or if ValuSALES is unable to enter into new engagements, ValuSALES' business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of ValuSALES' expenses is relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

         ValuSALES' projects vary in size and scope; therefore, a client that accounts for a significant portion of ValuSALES' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of ValuSALES' revenues in the periods ended December 31, 1999 or September 30, 2000.

         ValuSALES does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of ValuSALES' revenues may be generated from a small number of clients. These clients may not retain ValuSALES in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on ValuSALES' business, financial condition, and results of operations.

Quarter-to-quarter fluctuations in margins

The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

 .  the number of client engagements undertaken or completed;

 .  a change in the scope of ongoing client engagements;

 .  seasonality;

 .  a shift from fixed-fee to time and materials-based contracts;

 .  the number of days during the quarter;

 .  utilization rates of employees;

 .  marketing and business development expenses;

 .  charges relating to strategic acquisitions;

 .  pricing changes in the information technology services market; and

 . economic conditions generally or in the information technology services market.

The Company expects this trend to continue.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:


                                                                 3rd Qtr 2000                      3rd Qtr 1999
                                                                   9/30/00                            9/30/99
                                                           --------------------------      ----------------------------
Revenues
       Product Sales                                      $ 263,346             36.1%       $ 160,242              80.9%
       Services                                             465,855             63.9%          37,748              19.1%
                                                          ---------                         ---------
            Total                                           729,201            100.0%         197,990             100.0%
                                                          ---------                         ---------

Cost of sales
       Product                                              147,394             20.2%         122,794              62.0%
       Services                                             196,545             27.0%          16,204               8.2%
                                                          ---------                         ---------
            Total                                           343,939             47.2%         138,998              70.2%
                                                          ---------                         ---------

       Gross profit                                         385,262             52.8%          58,992              29.8%
                                                          ---------                         ---------

Expenses
       Personnel Costs and related expenses                 150,184             20.6%          44,785              22.6%
       General and administrative                           224,413             30.8%          30,304              15.3%
                                                          ---------                         ---------
                                                            374,597             51.4%          75,089              37.9%
                                                          ---------                         ---------

       Net profit (loss)                                  $  10,665              1.5%       ($ 16,097)             (8.1%)
                                                          =========                         =========

Three Months Ended September 30, 2000 Compared to Inception (July 20, 1999) to September 30, 1999

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net Revenues increased 268%, or $531,211, to $729,201 for the three months ended September 30, 2000 from $197,990 for the comparable period in 1999. Product revenues increased 64%, or $103,104, while service revenues increased 1134%, or $428,107 over the comparable period in 1999. This increase was due to the expansion of products and practice areas of business.

GROSS PROFIT

         Gross Profit increased 553%, or $326,270, to $385,262 for the three months ended September 30, 2000 from $58,992 for the comparable period in 1999. As a percentage of revenue gross profit increased to 52.8% for the three months ended September 30, 2000 from 29.8% in the comparable period in 1999. The increase in gross profit was primarily due to increased billing rates to our customers.

PERSONNEL COSTS AND EXPENSES

         Personnel costs and expenses consist primarily of salaries, benefits, and compensation for consultants. Personnel cost and expenses increased 235%, or

$105,399, to $150,184 for the three months ended September 30, 2000 from $44,785 for the comparable period in 1999. As a percentage of revenue personnel costs and expenses decreased to 20.6% for the three months ended September 30, 2000 from 22.6% in the comparable period in 1999 due to increased billing rates of the Company's employees creating higher gross margins.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 641%, or $194,109, to $224,413 for the three months ended September 30, 2000 from $30,304 for the comparable period in 1999. As a percentage of revenue general and administrative expenses increased to 30.8% for the three months ended September 30, 2000 from 15.3% in the comparable period in 1999. The increase in general and administrative expenses as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses such as salaries, rent expense, equipment expenditures and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash and net working capital of $107,901 and $131,711, respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the next twelve months. The Company's capital requirements will depend on numerous factors, including the rates at which the Company expands its personnel and infrastructure to accommodate growth and invests in new technologies. In addition, as part of its strategy, the Company evaluates potential alliances with businesses that extend or complement the Company's business. Future alliances may be funded with alliance financing, institutional financing, or additional equity offerings. There can be no assurance that future alliances, if identified, will be consummated by the Company.

         Management believes that based upon the current operating plan, existing cash and cash equivalents, and cash generated from operations will be sufficient to fund operating activities, capital expenditures and other obligations for the next twelve months. However, if the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

         There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

         The Company expects to continue with its current revenue growth plan as experienced in the first three quarters of 2000 and believes that with current available funds and funds generated from operations during the next twelve months, there will be sufficient capital resources to allow the Company to continue in existence as a going concern.

Year 2000

         The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). As of the date of this filing, our systems have functioned properly with respect to dates starting in the year 2000 and, to date, our clients have not informed us of any Year 2000 problems associated with the solutions we developed for them. However, we may incur significant costs if unanticipated internal or external Year 2000 compliance problems arise. The cost associated with these unanticipated problems, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth. As of November 14, 2000, we are not aware of any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

           The Company is subject to one lawsuit by a former employee who is suing it for wrongful discharge. The Company is vigorously defending the suit and does not believe that it is material to its operations.

Item 2.  Changes in Securities and Use of Proceeds

           Not applicable

Item 3.  Defaults Upon Senior Securities

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ValuSALES.com, Inc.

Date:  November 14, 2000                By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO