Form 10KSB
period 2000-12-31
VALUSALES COM INC
filed 2001-05-30
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File No:  0-31497

                               ValuSALES.com, Inc.
                 (Name of small business issuer in its charter)

                               Florida 65-1001686
           (State of Incorporation) (IRS Employer Identification No.)

                         4101 Ravenswood Road, Suite 209
                     (Address of Principal Executive Office)


                            Fort Lauderdale, FL 33312
                           (City, State and Zip Code)

                     Issuer's telephone number: 954-792-3773


Securities registered under Section 12(b) of the Act:

         None

Securities to be registered under Section 12(g) of the Act:

         Common Stock, par value $.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $2,422,563.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $3,421,250 as of March 1, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,685,000 shares of common stock as of March 1, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                               ValuSALES.com, Inc.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

                                                                           Page
                                                                           ----
ITEM 1.  Description of Business ..........................................  2

ITEM 2.  Description of Property ..........................................  9

ITEM 3.  Legal Proceedings ................................................  9

ITEM 4.  Submission of Matters to a Vote of Security Holders ..............  9


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters .........  9

ITEM 6.  Management's Discussion and Analysis or Plan of Operation ........  9


                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons ..... 12

ITEM 10. Executive Compensation ........................................... 13

ITEM 11. Security Ownership of Certain Beneficial Owners
            and Management ................................................ 13

ITEM 12. Certain Relationships and Related Transactions ................... 13

ITEM 13. Exhibits and Reports on Form 8-K ................................. 13


SIGNATURES ................................................................ 14

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in our Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.


PART I
--------------------------------------------------------------------------------
ITEM 1 - DESCRIPTION OF BUSINESS

CORPORATE HISTORY

ValuSALES.com, Inc. a Florida corporation (the "Company" or "ValuSALES") was formed to create a single-source Internet solution's company providing Internet and Technology products and services to various sized customers.

ValuSALES, Inc. was incorporated in the State of Florida, on March 19, 1999, and had no operations until on July 20, 1999 when it purchased assets for, $75,000, and signed employment agreements with two individuals, which included the issuance of 900,000 shares of common stock. The assets acquired were property and equipment for $40,000 and inventory for $35,000. The common stock was valued at par because the Company was privately owned and no market existed for the sale of its stock.

On December 1, 1999, ValuSALES, Inc. sold 2,673,000 shares of its common stock for $175,000 and used the proceeds to acquire an inactive entity, September Project II Corp., which then changed its name to ValuSALES.com, Inc. and became the surviving entity.

For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. Accordingly, the 5,000,000 outstanding shares of September Project II, Corp. have been reflected as outstanding since inception.

All significant interdivisional transactions and balances have been eliminated.

The Company has elected to operate with divisions rather than create separate corporations for each business segment. The Company is headquartered at 4101 Ravenswood Road, Suite 209, Fort Lauderdale, FL 33312.

GENERAL

ValuSALES provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our Company Division's include e-business solutions, marketing and advertising, technology products and integration, streaming video technology, and Internet mortgage banking. We believe that our primary strengths that distinguish us from our competitors are our:

         o understanding of new Internet and Technology business strategies

         o        broad service offerings and end-to-end solutions

         o        experience in various technology product engagements

Examples of ValuSALES Internet and Technology products and services include (1) website strategy, development, design, and corporate identity for entertainer Nestor Torres, including event scheduling, (2) website strategy, development, design, and corporate identity for equipment distributor Pantropic Power, including a complete product catalog, and (3) website strategy, development, design, streaming video, corporate identity, and advertising for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures, and (4) consulting, design, and production of streaming video's for Buy Domains.com, one of the first domain name resellers to use streaming video technologies for Internet video interviews of their CEO for public relations.

THE VALUSALES APPROACH

We have Company Divisions in the following areas: e-business solutions, marketing and advertising, technology products and integration, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from our Company Divisions to provide our clients with various solution offerings.

VALUSALES.COM DIVISIONS

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  WebODYSSEY was formed in April 2000 to help our clients evaluate and formulate e-business strategies and solutions that will result in a competitive advantage. Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, graphic design and layout, programming, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services. An example of a ValuSALES.com e-business solution is the website strategy, development, design, streaming video, and corporate identity for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures.

         o        ADVERTISING AND MARKETING - www.odysseyadvertising.com

                  Odyssey Advertising was formed in July 1999 to help clients identify their customers and other target audiences, define the processes and venues for communicating with these audiences and analyze the results of their marketing efforts. We use our understanding of customer preferences to develop interactive content and to create brand value that enhance and extend our clients' relationships with their customers. Our services are intended to optimize a customer's experience with our clients. Our marketing and advertising services include:

                  MARKETING AND COMMUNICATIONS STRATEGY: These services include brand research and development, media planning, online or direct marketing, audio and video production, relationship marketing and online and offline promotion measurement and analysis.

                  CREATIVE SERVICES: These services include brand and identity development, design of brochures and catalogs, design for product packaging and complete audio and video production from script writing to media placement including print, radio, and television.

                  An example of our client advertising and marketing services is Phasor Marine, Inc. We created the clients corporate identity including logo, product brochures, media design and placement, and coordinated all trade show display designs and production.

         o        TECHNOLOGY PRODUCTS AND INTEGRATION - www.valucomputers.com

                  ValuCOMPUTERS was formed in July 1999 to help our clients create business solutions by providing a set of technology skills that include product integration, architecture design, network design and installation including Intranet/Extranet, and custom applications. ValuCOMPUTERS sells complete business solutions by providing the hardware, software, and networking that clients require. We believe our understanding of information technology products and services and our ability to modify and integrate these products and applications into existing hardware environments differentiates us from our competitors. This understanding is most critical in the deployment of business hardware networks. We also focus on how emerging technologies in the wireless and broadband area will continue to impact the architecture, devices and infrastructure requirements of our clients.

                  An example of our products and services is the business remedy provided to Champion Health Network. ValuCOMPUTERS sold and installed personal computers and peripherals, designed and installed a complete personal computer network, and integrated various software applications in the company's accounting, Internet, and administrative departments.

         o        STREAMING VIDEO TECHNOLOGY - www.simplystreaming.com

                  In October 2000 ValuSales.com formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites.

                  This division allows ValuSALES to enter a new vertical market on the Internet by delivering advanced streaming video products and services to the rapidly expanding Internet & wireless Internet marketplace. Many marketing and information business sectors are beginning to employ streaming video and its different delivery systems to disseminate various corporate information. This technology by ValuSALES enables its divisions, Odyssey Advertising & WebODYSSEY to offer its clients the ability to capitalize on the use of these new technologies.

                  Streaming video is a very powerful website marketing tool. It is an efficient method of delivering audio, video and other multimedia in real-time over the Internet or corporate intranets, without wasting hard disk space and without any downloading time. With this addition, ValuSALES.com becomes a one-stop shop for businesses to develop and enhance their corporate websites and identities.

                  In December 2000 ValuSALES' SimplyStreaming.com division announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

                  In December 2000 ValuSALES.com, announced the successful launch of Simply Streaming's "Video Without Boundaries" breakthrough interactive streaming video solution at Streaming Media West 2000 Conference, in San Jose, California.

                  An example of a typical Simply Streaming client engagement is Netrail, Inc. a nationwide DSL reseller. Simply Streaming consulted with and designed streaming video through a Netrail portal and developed a new video codec (digital compression), that is capable of delivering full screen video over the Internet.

         o        INTERNET MORTGAGE BANKING - www.valumortgages.com

                  ValuMORTGAGES.com was formed January 2000 and is what the Company believes to be a next generation Internet mortgage banking firm. Combining Internet technology with our role as a mortgage banker allows Realtors, builders, and brokers to service their clients more efficiently saving time and money. Our services offer a wide variety of mortgage programs for purchasing, refinancing, or leveraging the equity in a property.

                  The Company, ValuSALES.com, Inc. d/b/a ValuMORTGAGES.com is licensed with the State of Florida, Department of Banking and Finance, license audit number: 0100445 as a Mortgage Lender. Licensure as a Mortgage Lender is the top level license issued by the State of Florida. The Florida Mortgage Brokerage and Lending Act and Regulations, Chapter 494, Florida Statutes provides that a Mortgage Lender may conduct itself as a Mortgage Lender, Correspondent Mortgage Lender, or Mortgage Brokerage Business.

                  The Company acquired a Mortgage Lenders license in anticipation of funding loans for servicing in the future. No decision has been made as to when such funding may begin. Currently the Company does not have a warehouse line, does not fund loans with Company money, and is not currently servicing any loans. To date the Company has not conducted business as a Mortgage Lender. All loans closed to date have been loans originated as transactions of a Correspondent Mortgage Lender or a Mortgage Brokerage Business. Therefore loans closed have been funded with funds from wholesale lending institutions that pay origination fees to the Company for the deliverance of mortgages.

                  A typical client would be a borrower applying for financing of a real estate transaction. The Company's ability to correspond with multiple wholesale lending institutions allows us to offer a wide variety of mortgage programs to suit the borrower's individual financial needs. The borrower may apply for a mortgage with our Company and we provide the knowledge and expertise to shop for the best mortgage programs.

                  The Company believes that on-line mortgages represent a rapidly growing market. The Company is dedicated to traditional service while providing the technology-based infrastructure to automate the mortgage process. As an example, a borrower may complete a mortgage application on-line in the privacy of their home and submit directly to a lending specialist who determines the "best fit" mortgage program while a mortgage processor electronically gathers necessary documentation for automated underwriting and approval; thus shortening the time to closing.

                  Additionally, ValuMORTGAGES.com was recently launched in Spanish. By targeting the Hispanic marketplace the Company believes it has targeted a growing niche market.

THE VALUSALES.COM SOLUTION

We believe that the following characteristics position us for success in the Internet services market and distinguish us from other Internet services firms:

         o        UNDERSTANDING OF NEW AND EMERGING INTERNET BUSINESS MODELS

                  We have an understanding of the new and emerging Internet business models being employed by both traditional businesses and other companies operating exclusively on the Internet. For example, for our client Advantage Diabetic Care we developed an integrated Internet solution encompassing Medicare and insurance billing with existing Legacy systems.

         o        COMPREHENSIVE PRACTICE OFFERINGS AND END-TO-END CAPABILITIES

                  Our solution offerings include web site design, development, and hosting, e-commerce services, business-to-business programming, advertising and marketing; including graphic design, layout, and media placement, streaming video, wireless Internet services, computer hardware, software & networking, and Internet Mortgage Banking. We provide end-to-end solutions by utilizing professionals from our Company Divisions in e-business solutions, advertising and marketing and technology products and integration. To deliver these products and services, we bring together our strategists, designers, engineers and managers of our client engagements in multi-disciplinary teams. This reduces the complexity for our clients and avoids the bottlenecks in project management and deliverables associated with using multiple consulting firms to design and implement a desired solution. By doing this, we allow our clients to achieve improved time-to-market and value in today's competitive environment

         o        EXPERIENCE IN A WIDE RANGE OF CLIENT ENGAGEMENTS

                  We have experience and expertise in the strategy, architecture, development, product procurement, and implementation of client engagements requiring integration across various hardware, applications and platforms. Our experience is particularly relevant as our clients are seeking solutions that include not only web site design but also the real-time integration of web sites with critical business processes such as sales and marketing, customer service, accounting, and procurement.

STRATEGY

                  Our goal is to become a full service provider of Internet and Technology products and services for organizations seeking to compete in today's economy. To achieve this goal we intend to:

         o        ENHANCE OUR BRAND

                  We believe that awareness of the ValuSALES brand within the business and technology communities and the association of the ValuSALES brand with the highest quality and most comprehensive Internet services are crucial to our business. Our strategy is to promote and enhance our brand by advertising, participating in targeted industry conferences and seminars, such as our recent exhibiting by our Simply Streaming group at the Streaming Media West 2000 conference in San Jose, California in December 2000, and engaging in an extensive public relations campaign including press releases and media articles.

         o        EXPAND CLIENT RELATIONSHIPS

                  We currently have over 100 clients, ranging from small to large Companies and organizations. We intend to expand our existing client relationships into broader and more sophisticated engagements. As part of this strategy, the account managers dedicated to each of our clients identify opportunities to offer additional products and services. In addition, we have aggressively targeted new clients through relationships established by our sales consultants and business development teams and through the use of specialized programs in specific industries.

            o     EXPAND THROUGH STRATEGIC ACQUISITIONS

                  ValuSALES will pursue strategic acquisitions to acquire expertise in new technologies, gain access to additional talented professionals, and enter into new geographic markets and expand its customer base.

CLIENTS

We focus on long-term relationships with our client's which range from small to medium size companies and organizations. ValuSALES currently targets companies in industries that can use its proprietary Internet technologies to increase sales, improve communications and create business identities. These industries include media and entertainment, information and telecommunications, manufacturing and distribution healthcare and retail.

Each of ValuSALES clients is generally charged for the time, materials and expenses incurred on a particular project. Agreements entered into in connection with a project are generally terminable by the client upon 30-days' prior written notice. ValuSALES cannot give any assurances that a client will not terminate an engagement before its completion. If its clients terminate existing agreements or if ValuSALES is unable to enter into new engagements, its business, financial condition and results of operations could be materially and adversely affected.

No client accounted for more than 10% of ValuSALES revenues in 2000 or 1999. Although, ValuSALES does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so. Any cancellation, deferral or significant reduction in work performed for principal clients or a significant number of smaller clients could have a material adverse affect on ValuSALES business, financial condition and results of operations.

SALES AND MARKETING

 The Company promotes itself by direct sales efforts using telephone sales, conventional media advertising, and some Internet marketing. These advertisements are targeted at small and medium business customers who are likely to respond to specific ads or visit specific web sites to make a purchase. The Company employs several inside and outside sales people to help customers and to prospect business from various forms of lead generation. In addition, we have a business development team that sells our solution offerings.

Our business development team establishes contact with targeted prospects to create awareness and preference for us. Thereafter, sales consultants are assigned to accounts as client executives to establish and maintain long-term relationships and coordinate multiple service offerings to our clients.

In addition to our business development team, we have a dedicated marketing team. Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, regularly contributing to industry publications, engaging in an extensive public relations campaign. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand with high quality comprehensive Internet services.

We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of information technology service providers. If our reputation is damaged or if potential clients do not know what services we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services and end-to-end digital communications initiatives, which we cannot ensure. If clients do not perceive our services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

INDUSTRY BACKGROUND

The rapid growth in digital technology, the use of the Internet, and electronic commerce have fundamentally changed the way in which companies conduct business and interact with customers. Digital technology has created new business models, new ways of sharing knowledge and experience, more efficient ways to transact business and new channels through which to do so, direct ways of communicating with customers and employees and dramatically enhanced efficiencies of scale and scope. As companies face increasing pressure to improve their business models for the digital economy, operate more efficiently and better serve customer needs, information flow both inside and outside an organization has become critical. However, the escalating cost and complexity of information technology and the shortage of in-house technical expertise required to implement technology based solutions has led companies to increasingly rely on Internet product and service providers. This trend toward outsourcing and a focus by companies on their core business has driven the rapid growth of the Internet services market.

With the changes taking place in the e-commerce market and the potential advantages to be gained from leveraging the Internet across a company's entire value chain (customers, suppliers, buyers, sellers and partners), we believe that companies must have an effective Internet solution in order to remain competitive. The competencies required to effectively implement such a solution include strategy, user experience and branding, knowledge of business processes, systems architecture and design, systems integration, applications development, knowledge transfer, testing and deployment.

While there are many Internet services firms active in the market today, we believe that many focus on creative web design, user experience and web-enablement of simple transactions. We believe that these areas are subsets of the total problem that clients are trying to solve. In today's e-commerce environment, clients require processes that are reliable, scalable and flexible and which can be deployed effectively in an environment that may involve integration with multiple computing platforms and technologies. For example, Forrester Research, an information technology market research firm, cites recent high-visibility web site outages at a number of electronic commerce leaders in support of its conclusion that many of today's electronic commerce products and services are unreliable, un-scalable and deliver service levels that are not adequate for online commerce. In order to support this emerging set of requirements, we believe that the next generation of Internet services firms should have both the business knowledge required to understand emerging business models and the technical skills required to architect a solution that may involve the integration of software packages, custom software components and large and complex legacy systems in order to handle the enormous growth in volume that businesses are expected to experience on the Internet.

COMPETITION

The Internet products and services market has grown dramatically in recent years and is relatively new and highly competitive. ValuSALES competitors include:

         o Strategy consulting firms: including Bain & Company, Luminant, and McKinsey & Company

         o Internet service firms: including Viant Corporation, Sapient Corporation, and MarchFirst

         o Technology consulting firms and integrators: including EDS, IBM, Anderson Consulting, PC Connection

         o In-house information technology, marketing and design departments of our clients and potential clients

         o Internet mortgage banking firms: including E-Loan, Mortgage.com, and Quicken Mortgage

Many of ValuSALES competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of Internet-based products and services than ValuSALES. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.

ValuSALES believes that the principal competitive factors in this market, in relative importance, are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. ValuSALES believes that its ability to compete in its market depends on its ability to attract and retain qualified professionals.

ValuSALES currently has an extremely small portion of these markets and there can be no assurances it that it will be able to penetrate these markets further in the future.

Employees

The Company employs a total of 12 on a full-time and part-time basis. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

The Company's headquarters is located at 4101 Ravenswood Rd., Suite 209 Ft. Lauderdale, FL 33312 and its telephone number is (954) 792-3773.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's corporate office is currently located at 4101 Ravenswood Road, Suite 209, Fort Lauderdale, FL 33312. Pursuant to a written lease, the Company leases approximately 2,950 square feet at an annual rent of $ 37,000. The lease is for a term of 2 years.

The Company's ValuComputers.com office is currently located at 3310 Hillsboro Blvd. Deerfield Beach, FL 33442. Pursuant to a written lease, the Company leases approximately 2,050 square feet at an annual rate of $32,000. The lease is for a term of 1 year, expiring April 2001.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. In addition, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2000.

PART II
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades in the over-the-counter market under symbol VLUS on the OTC Electronic Bulletin Board. There was no trading in the Company's Common Stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2000 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


       YEAR             PERIOD                   HIGH              LOW
      -------------------------------------------------------------------

        2000          Second Quarter             $0.51            $0.25
                      Third Quarter              $0.62            $0.20
                      Fourth Quarter             $0.51            $0.16

As of December 31, 2000, there were approximately 97 holders of record of the Company's Common Stock. Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

The Company's transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 and Interwest's telephone number is (801) 272-9294.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB.

OVERVIEW

ValuSALES provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. We have Company Divisions in the following areas: e-business solutions, advertising and marketing, technology products and integration, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from these Company Division's to provide our client's with various solution offerings.

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  In April 2000, ValuSALES expanded its Odyssey Advertising group and created WebODYSSEY. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                  Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services.

         o        ADVERTISING AND MARKETING - www.odysseyadvertising.com

                  In July 1999, ValuSALES formed Odyssey Advertising to help clients identify their online customers and other target audiences, define the processes and venues for communicating with these audiences and analyze the results of their marketing efforts. We use our understanding of customer preferences to develop interactive content and to create brand value that enhance and extend our clients' relationships with their customers. Our services are intended to optimize a customer's experience with our clients.

         o        TECHNOLOGY PRODUCTS AND INTEGRATION - www.valucomputers.com

                  In July 1999, ValuSALES formed ValuCOMPUTERS to help our clients create business solutions by providing a set of technology skills that include product integration, architecture design, network design and installation including Intranet/Extranet, and custom applications. ValuCOMPUTERS sells complete business solutions by providing the hardware, software, and networking that clients require. We believe our understanding of information technology products and services combined with our ability to modify and integrate these products and applications into existing hardware environments differentiates us from our competitors. This understanding is most critical in the deployment of business hardware networks. We also focus on how emerging technologies in the wireless and broadband area will continue to impact the architecture, devices and infrastructure requirements of our clients.

         o        STREAMING VIDEO TECHNOLOGY - www.simplystreaming.com

                  In October 2000 ValuSALES formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites.

                  In December 2000 ValuSALES' SimplyStreaming.com division announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

         o        INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2000, ValuSALES created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                  ValuMORTGAGES.com is what the Company believes to be a next generation Internet mortgage banking firm. Combining Internet technology with our role as a mortgage banker allows Realtors, builders, and brokers to service their clients more efficiently saving time and money. Our services offer a wide variety of mortgage programs for purchasing, refinancing, or leveraging the equity in a property.

                  Through its vast industry contacts with wholesale institutional and private investors, ValuMORTGAGES.com has the ability to provide a wide range of mortgage products to accommodate borrowers with all types of real estate financing.

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

ValuSALES' projects vary in size and scope; therefore, a client that accounts for a significant portion of ValuSALES' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of ValuSALES' revenues in the period ended December 31, 2000.

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

Quarter-to-quarter fluctuations in margins

The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

         o        the number of client engagements undertaken or completed

         o        a change in the scope of ongoing client engagements

         o        seasonality

         o        a shift from fixed-fee to time and materials-based contracts

         o        the number of days during the quarter

         o        utilization rates of employees

         o        marketing and business development expenses

         o        charges relating to strategic acquisitions

         o        pricing changes in the information technology services market

         o economic conditions generally or in the information technology services market

The Company expects this trend to continue.

Results of Operations.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

Net sales are comprised of product and services sales, net of returns and allowances. In 2000, Revenues were $2,422,563 compared to $776,302 for the same period ended December 31, 1999. The majority of this change in net sales was due to increased marketing efforts by our business divisions resulting in a larger customer base and repeat purchases from existing customers.

Cost of sales increased from $552,410 in 1999 to $1,894,996 in 2000. As a percentage of net sales, the Company's gross margin was 29% for 1999 and 22% for 2000. This decrease in gross margin is due to the sale of less profitable products which eroded the overall gross margin.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses were $754,281 representing 31% as a percentage of revenue for the year ended December 31, 2000 compared to $381,008 representing 49% as a percentage of revenue for the year ended December 31, 1999.

Net cash used in operating activities was $109,256 for the year ended December 31,2000. Net cash used in operating activities was primarily attributable to net losses and partially offset by increases in trade payables.

Net cash provided by financing activities was $60,000 for the year ended December 31,2000. Net cash provided by financing activities resulted from an advance from a shareholder.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31,2000, the Company had $32,479 of working capital. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the C0pany's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

PART III
--------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current executive officers, directors and significant employees of the Company are as follows:

Directors and Executive Officers. The following is the Director and Executive Officer of the Company. None of the Directors hold similar positions in any reporting company. The directors named below will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

V. Jeffrey Harrell, age 35, is the Chairman of the Board, President, CEO, and Secretary of the Company. Mr. Harrell has held these positions since December 1999. Prior to joining ValuSALES.com Mr. Harrell was employed by Southeast Bankers Mortgage Corporation as Vice President of Sales from December 1998 to January 1999, and before that he served as Vice President of Kensington-Ashworth Financial Group, Inc. from March 1994 to January 1998.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

ITEM 10 - EXECUTIVE COMPENSATION

The Company paid the following salaries to its executives:

                                                     1999            2000
                                                     ----            ----

V. Jeffrey Harrell, President, CEO, and            $ 2,000          $33,148
Chairman of the Board

Peter Fisher, Sales Manager                        $39,000          $78,000

None of the executives received any stock options or stock dividends. The three above executives received reimbursement for health insurance as part of their compensation. The directors were not compensated for any Board of Directors meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the Company had 13,685,000 shares of its Common Stock issued and outstanding. The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

                    Name and                         Amount
                   Address of                          of
Title of           beneficial                       beneficial        Percent of
Class                owner                            owner             class
--------------------------------------------------------------------------------
Common            Norcoast, Inc.                     715,000             5.2%
                  330 W. Colfax st.
                  Palatine, IL 60067


                  V. Jeffrey Harrell                 640,000             4.7%
                  PO Box 30057
                  Fort Lauderdale, FL 33303

                  All officers and
                  Directors as a
                  Group (1 person)                   640,000             4.7%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 20, 1999 the Company acquired the assets of Boca Technologies, Inc. for $50,000 and 600,000 shares of common stock issued to Peter G. Fisher. Also, on July 20, 1999 the Company entered into an Employment contract with Mr. Fisher including a $78,000 annual salary and a 10% pre tax income salary bonus that expires on December 31, 2000.

On July 20, 1999 the Company acquired the assets of Odyssey Advertising, Inc. for $25,000 paid to Jonathan B. Silverstein and 300,000 shares of common stock issued to Jonathan B. Silverstein. Also, on July 20, 1999 the

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                Document
-----------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 0-31497

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 0-31497

         (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending December 31, 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALUSALES.COM, INC.




                                      By: /s/ V. Jeffrey Harrell
                                      -----------------------------------------
                                      (Principal Executive Officer and Director)



                                      Date: May 30, 2001

                                NORMAN STUMACHER
                          CERTIFIED PUBLIC ACCOUNTANT
                        100 MERRICK ROAD, SUITE 502 WEST
                          ROCKVILLE CENTRE, N.Y. 11570
                               VOICE 516-763-2560
                                FAX 516-594-9550


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
ValuSales.Com, Inc.



         I have audited the accompanying balance sheet of ValuSales.Com, Inc. as of December 31, 2000 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that any audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ValuSales.Com, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 22, 2001



                                             /s/ Norman Stumacher
                                             ----------------------------------

                               ValuSALES.com, Inc.

                                 BALANCE SHEETS


                                  ASSETS
                                                                    12/31/00     12/31/99
                                                                    ---------    ---------
Current Assets                                                       AUDITED      AUDITED
      Cash                                                          $  31,879    $  83,935
      Accounts receivable                                             275,534      143,360
      Inventories                                                     112,454       92,578
                                                                    ---------    ---------
            Total current assets                                      419,867      319,873

Property and equipment, net                                            39,237       37,038

Other                                                                   8,849
                                                                    ---------    ---------

                                                                    $ 467,953    $ 356,911
                                                                    =========    =========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued liabilities                      $ 380,175    $ 106,104
      Due to shareholder                                               71,000       11,000
                                                                    ---------    ---------
            Total current liabilities                                 451,175      117,104
                                                                    ---------    ---------

Shareholders' Equity

      Common stock-par value $.001; 50,000,000 shares authorized,
           13,685,000 issued and outstanding at 12/31/00 and
           10,000,000 issued and outstanding at 12/31/99               13,685       10,000
      Additional paid-in capital                                      391,923      391,923
      Deficit                                                        (388,830)    (162,116)
                                                                    ---------    ---------
            Total shareholders' equity                                 16,778      239,807
                                                                    ---------    ---------
                                                                    $ 467,953    $ 356,911
                                                                    =========    =========

                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS

                    For the Years Ended 12/31/00 and 12/31/99



                                                       12/31/00       12/31/99
                                                     -----------    -----------
                                                       AUDITED        AUDITED

Revenues                                             $ 2,422,563    $   776,302

Cost of sales                                        $ 1,894,996    $   552,410
                                                     -----------    -----------
    Gross profit                                     $   527,567    $   223,892

Selling, general, and administrative expenses        $   754,281    $   381,008
                                                     -----------    -----------
    Net Income                                       ($  226,714)   ($  157,116)
                                                     ===========    ===========


Profit (Loss) per share - basic                      ($   0.0261)   ($   0.0207)
Earnings per share - diluted                         ($   0.0261)   ($   0.0207)

Weighted-average common shares outstanding
    Basic                                              8,690,120      7,598,600
    Diluted                                            8,690,120      7,598,600

                               ValuSALES.com, Inc.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                       For Period 07/20/99 - 12/31/99 and
                              Year Ending 12/31/00

                                                                                           Additional
                                                                Common Stock                 Paid-in
                                                           Shares           Amount           Capital         (Deficit)
                                                         ----------       ----------       ----------        ----------
     Sale of common stock for cash-net                      375,000       $      375       $  293,235                --
     Stock issued for services                            1,052,000       $    1,052       $  101,361                --
     Stock issued under employment agreements               900,000       $      900               --                --
     Sale of common stock for cash                        2,673,000       $    2,673       $  172,327                --
     Purchase of September Project II, Corp.              5,000,000       $    5,000       ($ 175,000)       ($   5,000)
     Profit (Loss) for period 07/20/99 to 12/31/99               --               --               --        ($ 157,116)
                                                         ----------       ----------       ----------        ----------
         Balance 12/31/99 (AUDITED)                      10,000,000       $   10,000       $  391,923        ($ 162,116)

     Stock issued for services                            3,685,000       $    3,685               --                --
     Profit (Loss) for year ending 12/31/00                      --               --       ($ 226,714)               --
                                                         ----------       ----------       ----------        ----------
         Balance 12/31/00 (AUDITED)                      13,685,000       $   13,685       $  391,923        ($ 388,830)
                                                         ==========       ==========       ==========        ==========

                               ValuSALES.com, Inc.

                            STATEMENTS OF CASH FLOWS


                                                                 12/31/00    12/31/99
                                                                ---------    ---------
                                                                 AUDITED       AUDITED
Cash flows from operating activities
       Net Profit (Loss)                                        ($226,714)   ($157,116)
       Adjustments to reconcile net (loss) to net cash
         (used) by operating activities
             Stock issued for services and acquired companies   $   3,685    $ 102,713
             Depreciation                                       $  10,487    $   2,962
             Decrease (increase) in accounts receivable         $(132,171)   $(143,360)
             (Increase) in inventories                          $ (19,876)   $ (57,578)
             (Increase) in other                                $ (18,737)   $       0
             Increase in accounts payable                       $ 274,070    $ 106,104
                                                                ---------    ---------
                  Total adjustments                             $ 117,458    $  10,841
                                                                ---------    ---------

                  Net cash (used) by operating activities       $(109,256)   $(146,275)
                                                                ---------    ---------

Cash flows from investing activities
       Purchase of property and equipment                       $  (2,200)   $ (75,000)
       Purchase of ValuSALES.com, Inc.                          $       0    $(175,000)
                                                                ---------    ---------
                                                                $  (2,200)   $(250,000)
                                                                ---------    ---------
Cash flows from financing activities
       Loan from shareholder                                    $  60,000    $  11,000
       Sale of common stock                                     $       0    $ 469,210
                                                                ---------    ---------
                  Net cash provided by financing activities     $  60,000    $ 480,210
                                                                ---------    ---------

Net change in cash                                              $ (51,456)   $  83,935

Cash - beginning                                                $  83,935
                                                                ---------    ---------

Cash - end                                                      $  32,479    $  83,935
                                                                =========    =========

Supplemental disclosures of cash flow information:
       Interest paid                                            $      --    $      --
                                                                =========    =========
       Taxes paid                                               $      --    $      --
                                                                =========    =========

                               ValuSALES.com, Inc.

                          Notes to Financial Statements
                           December 31, 2000 (AUDITED)

Note 1. Nature of Business

ValuSALES.com, Inc. (the Company) offers Internet business-to-business and business-to-consumers products and services through the Worldwide Web. The Company also maintains retail outlets. The Company's divisions, and the business each of them conducts, are as follows:

         A. ValuCOMPUTERS.com, which began operations on July 20, 1999, offers a full line of brand name new and refurbished computer products, such as PCs and printers, from manufacturers including IBM, Compaq, and HP.

         B. ValuMORTGAGES.com, which began operation in January 2000, is a web based Mortgage banking firm acting as a correspondent mortgage lender and a mortgage brokerage business. ValuMORTGAGES.com is in Spanish as well as English.

         C. Odyssey Advertising, which began operations on July 20, 1999, offers media advertising, corporate identity development and communications.

         D. WebODYSSEY, which began operations in April 2000, designs websites for small and medium size companies.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss of ($226,714) for the current year, and has a working capital deficiency of $31,308 at December 31, 2000. Such factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company's ability to attain profitable operations and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

History and Basis of Presentation
---------------------------------
ValuSALES, Inc. was incorporated in the State of Florida, on March 19, 1999, and had no operations until on July 20, 1999 when it purchased assets, for $75,000, and signed employment agreements with two individuals, which included the issuance of 900,000 shares of common stock. The assets acquired were property and equipment for $40,000 and inventory for $35,000. The common stock was valued at par because the Company was privately owned and no market existed for the sale of its stock.

On December 1, 1999, ValuSALES, Inc. sold 2,673,000 shares of its common stock for $175,000 and used the proceeds to acquire an inactive entity, September Project II Corp., which then changed its name to ValuSALES.com, Inc. and became the surviving entity. For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. Accordingly, the 5,000,000 outstanding shares of September Project II, Corp. have been reflected as outstanding since inception. All significant interdivisional transactions and balances have been eliminated.

Revenues
--------
The Company recognizes revenues as follows:

         A. Product sales revenue is recognized when the product is delivered.

         B.       Service revenue is recognized when the services are performed.


         C. Mortgage loan origination fee revenue is recognized when the mortgage is closed.

         D. Website development revenue is recognized when the website is delivered. Revenue will be recognized in compliance with SOP 97-2 when applicable. At December 31, 2000 there are no multiple element contracts.

                               ValuSALES.com, Inc.

                          Notes to Financial Statements
                           December 31, 2000 (AUDITED)

Note 2. Summary of Significant Accounting Policies-Continued

Use of Estimates
----------------
Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Inventories
-----------
Inventories consists of computers and accessories and is stated at the lower of cost (specific identity) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the five year estimated useful lives of the assets. Property and equipment at December 31, 2000 and December 31, 1999 consist of:

                                      2000             1999
                                    -------          -------
Computer equipment                  $25,000          $25,000
Furniture and fixtures              $27,687          $15,000
                                    -------          -------
                                    $52,687          $40,000
Less accumulated depreciation      ($13,450)         ($2,962)
                                   --------         --------
                                    $39,237          $37,038

Profit (Loss) Per Share
-----------------------
Basic profit (loss) per share equals net profit (loss) divided by the weighted average shares outstanding during the period. There are no items to give rise to diluted shares.

Advertising
-----------
Advertising is expensed in the period incurred.

Website Development and Maintenance
-----------------------------------
The Company's website was developed internally for a cost of approximately $3,000 and expensed to salary. Future expenditures for maintenance are anticipated to be minimal and will be expensed as incurred. The Company has adopted SOP 98-1 and will capitalize such costs if they become material.

Note 3. Other Matters

Employment Contracts
--------------------
The Company entered into the two previously mentioned employment contracts on July 20, 1999. The contracts expire on July 20, 2000 and December 31, 2000, respectively. The agreements require total minimum annual salaries of $176,000.

Leases
------
The Company's operating facilities are leased for two years through June 2002, for an annual rent of approximately $37,000. Prior rent was under month-to-month arrangements for approximately $3,300 monthly.

Due to Shareholder
------------------
Due on demand and bears no interest.

                               ValuSALES.com, Inc.

                          Notes to Financial Statements
                           December 31, 2000 (AUDITED)


Note 4. Income taxes

At December 31, 2000, the Company had net operating loss carry forwards, of approximately $450,000, which expires through 2020. The deferred benefit of the net operating loss carry forwards has been fully reserved for due to the uncertainty of its recognition.

At December 31, 2000 there are no other items that give rise to deferred income taxes.

Note 5. Common Stock

On April 1, 1999, the Company had a private placement offering of 375,000 shares of its common stock at $1 per share. Costs of the offering were approximately $81,000. The stock was sold pursuant to Rule 504 of Regulation D under the United States Securities Act of 1933.


Note 6.  Business Segments

The Company is organized into four business segments (see Note 1). Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations.

                                 ValuCOMPUTERS  Odyssey Advertising      WebODYSSEY     ValuMORTGAGES     Total
                                 -----------    -------------------    --------------  -------------  ------------
1999
Net Sales                          $484,717         $291,585                                            $776,302
Operating earnings (loss)          ($17,553)          $4,197                                            ($13,356)
Depreciation                           $875           $2,087                                              $2,962
Total Assets                       $145,886         $153,899                                            $299,785
Capital Expenditures                $15,000          $25,000                                             $40,000

2000
Net Sales                        $1,481,583         $659,343             $175,740         $84,683     $2,401,349
Operating earnings (loss)          $145,799         ($71,997)            ($16,017)       ($53,973)        $3,812
Depreciation                         $3,300           $6,533                                 $654        $10,487
Total Assets                       $128,329          $49,724              $15,507          $6,947       $200,507
Capital Expenditures                 $8,520             $640                               $3,527        $12,687




Reconciliation to Balance Sheets and Statements of Operations:

                                                  2000            1999
                                                ---------      ----------
Assets
  Totals for reportable segments                 $200,507       $299,785
  Corporate                                      $268,046        $57,126
                                                ---------      ---------
    Total                                        $468,553       $356,911
                                                =========      =========

Operating Results
  Totals for reportable segments                   $3,812       ($13,356)
  Corporate                                     ($230,526)     ($143,760)
                                                ---------      ---------
    Total                                       ($226,714)     ($157,116)