Form 10QSB
period 2001-03-31
VALUSALES COM INC
filed 2001-05-30
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes ofcommon stock, as of the latest practicable date:

As of March 31,2001 there were 13,735,000 shares of the Issuer's Common Stock outstanding.

                               ValuSALES.com, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: March 31, 2001 and December 31, 2000

         Statement of Operations: Three Months Ending March 31, 2001

         Statement of Shareholder's Equity

         Statements of Cash Flows: Three Months Ending March 31, 2001 and Year Ending December 31, 2000

         Notes to Financial Statements for March 31, 2001

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               ValuSALES.com, Inc.

                                  BALANCE SHEET



                                     ASSETS
                                                                     03/31/01    12/31/00
                                                                    ---------    ---------
Current Assets                                                       unaudited    AUDITED
      Cash                                                          $  12,868    $  31,879
      Accounts receivable                                              65,823      275,534
      Inventories                                                      97,201      112,454
                                                                    ---------    ---------
            Total current assets                                      175,892      419,867

Property and equipment, net                                            39,237       39,237

Other                                                                   2,704        8,849
                                                                    ---------    ---------

                                                                    $ 217,833    $ 467,953
                                                                    =========    =========


                          LIABILITIES & SHAREHOLDERS' EQUITY


Current Liabilities

      Accounts payable and accrued liabilities                      $ 109,549    $ 380,175
      Due to shareholder                                               71,000       71,000
                                                                    ---------    ---------
            Total current liabilities                                 180,549      451,175
                                                                    ---------    ---------


Shareholders' Equity

      Common stock-par value $.001; 50,000,000 shares authorized,
           13,735,000 issued and outstanding at 03/31/01 and
           13,685,000 issued and outstanding at 12/31/00 and
           10,000,000 issued and outstanding at 03/31/00 and
           10,000,000 issued and outstanding at 12/31/99               13,735       13,685
      Additional paid-in capital                                      391,923      391,923
      Deficit                                                        (368,374)    (388,830)
                                                                    ---------    ---------
            Total shareholders' equity                                 37,284       16,778
                                                                    ---------    ---------

                                                                    $ 217,833    $ 467,953
                                                                    =========    =========

                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS



                      For Three Months Ended March 31, 2001




                                                                       YTD 2001
                                                                     -----------
                                                                      unaudited

Revenues                                                             $   511,388

Cost of sales                                                            230,124
                                                                     -----------
    Gross profit                                                         281,263

Selling, general, and administrative expenses                            260,807
                                                                     -----------
    Net Income                                                       $    20,456
                                                                     ===========


Profit (Loss) per share-basic                                        $    0.0015
Weighted-average common shares outstanding                            13,735,000

                               ValuSALES.com, Inc.

                        STATEMENT OF SHAREHOLDERS' EQUITY


                         For Period 07/20/99 - 12/31/99
                              Year Ending 12/31/00
                          Three Months Ending 03/31/01

                                                                                                      Additional
                                                                            Common Stock                Paid-in
                                                                       Shares           Amount          Capital          (Deficit)
                                                                     ----------       ----------       ----------        ----------
Sale of common stock for cash-net                                       375,000       $      375       $  293,235                --
Stock issued for services                                             1,052,000       $    1,052       $  101,361                --
Stock issued under employment agreements                                900,000       $      900               --                --
Sale of common stock for cash                                         2,673,000       $    2,673       $  172,327                --
Purchase of September Project II, Corp.                               5,000,000       $    5,000      ($ 175,000)             5,000
Profit (Loss) for period 07/20/99 to 12/31/99                                --               --               --        ($ 157,116)
                                                                     ----------       ----------       ----------        ----------
     Balance 12/31/99 (AUDITED)                                      10,000,000       $   10,000       $  391,923        ($ 162,116)

Stock issued for services                                             3,685,000       $    3,685               --                --
Profit (Loss) for year ending 12/31/00                                       --               --               --        ($ 226,714)
                                                                     ----------       ----------       ----------        ----------
     Balance 12/31/00 (AUDITED)                                      13,685,000       $   13,685       $  391,923        ($ 388,830)

Stock issued for services                                                50,000       $       50               --                --
Profit (Loss) for the three months ending 03/31/01                           --               --               --         $  20,456
                                                                     ----------       ----------       ----------        ----------
     Balance 03/31/01 (unaudited)                                    13,735,000       $   13,735       $  391,923        ($ 368,374)

                               ValuSALES.com, Inc.

                            STATEMENTS OF CASH FLOWS



                                                                 03/31/01    12/31/00
                                                                ---------    ---------
                                                                unaudited     AUDITED
Cash flows from operating activities
       Net Profit (Loss)                                        $  20,456    ($226,714)
       Adjustments to reconcile net (loss) to net cash
         (used) by operating activities
             Stock issued for services and acquired companies          50        3,685
             Depreciation                                               0       10,487
             Decrease(increase) in accounts receivable            209,711     (132,171)
             (Increase) in inventories                             15,253      (19,876)
             (Increase) in other                                    6,145      (18,737)
             Increase in accounts payable                        (270,626)     274,070
                                                                ---------    ---------
                  Total adjustments                               (39,467)     117,458
                                                                ---------    ---------

                  Net cash (used) by operating activities         (19,011)    (109,256)
                                                                ---------    ---------

Cash flows from investing activities
       Purchase of property and equipment                               0       (2,200)
       Purchase of business assets                                      0            0
                                                                ---------    ---------
                                                                        0       (2,200)
                                                                ---------    ---------

Cash flows from financing activities
       Loan from shareholder                                            0       60,000
       Sale of common stock                                             0            0
                                                                ---------    ---------
                  Net cash provided by financing activities             0       60,000
                                                                ---------    ---------

Net change in cash                                                (19,011)     (51,456)

Cash - beginning                                                   31,879       83,935
                                                                ---------    ---------

Cash - end                                                      $  12,868    $  32,479
                                                                =========    =========


Supplemental disclosures of cash flow information:
       Interest paid                                            $      --    $      --
                                                                =========    =========
       Taxes paid                                               $      --    $      --
                                                                =========    =========

                               ValuSALES.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the three month period ended March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-QSB.

OVERVIEW

ValuSALES provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. We have Company Divisions in the following areas: e-business solutions, advertising and marketing, technology products and integration, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from these Company Division's to provide our clients with various solution offerings.

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

         ValuSALES' projects vary in size and scope; therefore, a client that accounts for a significant portion of ValuSALES' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of ValuSALES' revenues in the periods ended December 31, 2000 or March 31, 2001.

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

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:
                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS

                        Three Months Ended March 31, 2001
                        Three Months Ended March 31, 2000

                                                         03/31/01     03/31/00
                                                      --------------------------
                                                        unaudited    unaudited

     Revenues                                             $511,388     $580,182

     Cost of sales                                         230,124      472,415
                                                      -------------------------
         Gross profit                                      281,263      107,767

     Selling, general, and administrative expenses         260,807      229,960
                                                      -------------------------
         Net Income                                        $20,456    ($122,193)
                                                      =========================


     Profit (Loss) per share-basic                         $0.0015     ($0.0122)
     Weighted-average common shares outstanding         13,735,000   10,000,000

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 12%, or $68,794, to $511,388 for the three months ended March 31, 2001 from $580,182 for the comparable period in 2000. This decrease was due to the consolidation and elimination of less profitable divisions and products and services of the Company.

GROSS PROFIT

         Gross Profit increased 161%, or $173,496, to $281,263 for the three months ended March 31, 2001 from $107,767 for the comparable period in 2000. As a percentage of revenue gross profit increased to 55% for the three months ended March 31, 2001 from 19% in the comparable period in 2000. The increase in gross profit was primarily due to increased billing rates to our customers and the elimination of less profitable divisions and products and services.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 13%, or $30,847, to $260,807 for the three months ended March 31, 2001 from $229,960 for the comparable period in 2000. As a percentage of revenue, general and administrative expenses increased to 51% for the three months ended March 31, 2001 from 40% in the comparable period in 2000. The increase in general and administrative expenses as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses such as salaries, rent expense, equipment expenditures and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001 the Company had cash and net working capital of $12,868 and ($4,657), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

           There are no pending legal proceedings against the Company.

Item 2.  Changes in Securities and Use of Proceeds

           Not applicable

Item 3.  Defaults Upon Senior Securities

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

(a)      No Exhibits

(b)      Reports on Form 8-K

         1. On April 11, 2001 the Company filed a Form 8-K regarding the resignation of certifying accountant, which hereby incorporated by reference in its entirety.

         2. On April 30, 2001 the Company filed amended Form 8-K regarding the change in certifying accountant and the engagement of Norman Stumacher, CPA as its independent certifying accountant, which hereby incorporated by reference in its entirety.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ValuSALES.com, Inc.

Date:  May 30, 2001                           By: /s/ V. JEFFREY HARRELL
                                        -------------------------------------
                                        V. Jeffrey Harrell, President & CEO