Form 10QSB
period 2001-06-30
VALUSALES COM INC
filed 2001-08-22
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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


                        1975 E. Sunrise Blvd., Suite 538
                            Fort Lauderdale, FL 33304
                     --------------------------------------
                     Address of principal executive offices


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

As of June 30, 2001 there were 15,546,000 shares of the Issuer's Common Stock outstanding.

                               ValuSALES.com, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets: June 30, 2001 and December 31, 2000              2

           Statement of Operations: Six Months Ending June 30, 2001         3

           Statement of Shareholder's Equity                                4

           Statements of Cash Flows: Six Months Ending June 30, 2001 and
           Year Ending December 31, 2000                                    5

           Notes to Financial Statements for June 30, 2001                  6


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            7

Item 3.    Qualitative and Quantitative Disclosures About Market Risk       10

PART II.   OTHER INFORMATION                                                10

Item 1.    Legal Proceedings                                                10

Item 2.    Changes in Securities and Use of Proceeds                        10

Item 3.    Defaults Upon Senior Securities                                  10

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                  12

                               ValuSALES.com, Inc.

                                  BALANCE SHEET



                                     ASSETS

                                                                           06/30/01            12/31/00
                                                                          ---------            ---------
                                                                          unaudited             AUDITED
Current Assets

      Cash                                                                $  19,710            $  31,879
      Accounts receivable                                                    63,948              275,534
      Inventories                                                           104,885              112,454
                                                                          ---------            ---------
            Total current assets                                            188,543              419,867

Property and equipment, net                                                  71,237               39,237

Other                                                                         9,450                8,849
                                                                          ---------            ---------

                                                                          $ 269,230            $ 467,953
                                                                          =========            =========


                       LIABILITIES & SHAREHOLDERS' EQUITY


Current Liabilities

      Accounts payable and accrued liabilities                            $  56,103            $ 380,175
      Due to shareholder                                                    126,761               71,000
                                                                          ---------            ---------
            Total current liabilities                                       182,864              451,175
                                                                          ---------            ---------


Shareholders' Equity

      Common stock-par value $.001; 50,000,000 shares authorized,
           15,546,000 issued and outstanding at 06/30/01 and
           13,735,000 issued and outstanding at 03/31/01 and
           13,685,000 issued and outstanding at 12/31/00 and
           10,000,000 issued and outstanding at 03/31/00 and
           10,000,000 issued and outstanding at 12/31/99                     15,546               13,685
      Additional paid-in capital                                            391,923              391,923
      Deficit                                                              (321,103)            (388,830)
                                                                          ---------            ---------
            Total shareholders' equity                                       86,366               16,778
                                                                          ---------            ---------

                                                                          $ 269,230            $ 467,953
                                                                          =========            =========

                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS



                       For Six Months Ended June 30, 2001




                                                                       YTD 2001
                                                                     -----------
                                                                      unaudited

Revenues                                                             $   901,843

Cost of sales                                                            504,619
                                                                     -----------
    Gross profit                                                         397,224

Selling, general, and administrative expenses                            349,952
                                                                     -----------
    Net Income                                                       $    47,272
                                                                     ===========


Profit (Loss) per share-basic                                        $    0.0030
Weighted-average common shares outstanding                            15,546,000

                               ValuSALES.com, Inc.

                       STATEMENT OF SHAREHOLDERS' EQUITY



                         For Period 07/20/99 - 12/31/99
                              Year Ending 12/31/00
                           Six Months Ending 06/30/01

                                                                                                     Additional
                                                                          Common Stock                 Paid-in
                                                                     Shares            Amount          Capital           (Deficit)
                                                                  ------------      ------------     ------------      ------------
Sale of common stock for cash-net                                      375,000      $        375     $    293,235                --
Stock issued for services                                            1,052,000      $      1,052     $    101,361                --
Stock issued under employment agreements                               900,000      $        900               --                --
Sale of common stock for cash                                        2,673,000      $      2,673     $    172,327                --
Purchase of September Project II, Corp.                              5,000,000      $      5,000     ($   175,000)     ($     5,000)
Profit (Loss) for period 07/20/99 to 12/31/99                     ($   157,116)
                                                                  ------------      ------------     ------------      ------------
     Balance 12/31/99 (AUDITED)                                     10,000,000      $     10,000     $    391,923      ($   162,116)

Stock issued for services                                            3,685,000      $      3,685               --                --
Profit (Loss) for year ending 12/31/00                                      --                --               --      ($   226,714)
                                                                  ------------      ------------     ------------      ------------
     Balance 12/31/00 (AUDITED)                                     13,685,000      $     13,685     $    391,923      ($   388,830)

Stock issued for services                                               50,000      $         50               --                --
Profit (Loss) for the three months ending 03/31/01                          --                --               --       $    20,456
                                                                  ------------      ------------     ------------      ------------
     Balance 03/31/01 (unaudited)                                   13,735,000      $     13,735     $    391,923      ($   368,374)

Stock issued for services                                            1,811,000      $      1,811               --                --
Profit (Loss) for the six months ending 06/30/01                            --      $         --     $         --       $     47,271
                                                                  ------------      ------------     ------------      ------------
     Balance 06/30/01 (unaudited)                                   15,546,000      $     15,546     $    391,923      ($   321,103)


                               ValuSALES.com, Inc.

                            STATEMENTS OF CASH FLOWS


                                                                   YTD        Year-End
                                                                 06/30/01     12/31/00
                                                                ---------    ---------
                                                                unaudited      AUDITED
Cash flows from operating activities
       Net Profit (Loss)                                        $  47,272    ($226,714)
       Adjustments to reconcile net (loss) to net cash
         (used) by operating activities
             Stock issued for services and acquired companies       1,811        3,685
             Depreciation                                               0       10,487
             Decrease(increase) in accounts receivable              1,875     (132,171)
             (Increase) in inventories                             (7,684)     (19,876)
             (Increase) in other                                   (6,746)     (18,737)
             Increase in accounts payable                         (53,446)     274,070
                                                                ---------    ---------
                  Total adjustments                               (64,190)     117,458
                                                                ---------    ---------

                  Net cash (used) by operating activities         (16,918)    (109,256)
                                                                ---------    ---------

Cash flows from investing activities
       Purchase of property and equipment                               0       (2,200)
       Purchase of business assets                                      0            0
                                                                ---------    ---------
                                                                        0       (2,200)
                                                                ---------    ---------

Cash flows from financing activities
       Loan from shareholder                                       23,760       60,000
       Sale of common stock                                             0            0
                                                                ---------    ---------
                  Net cash provided by financing activities        23,760       60,000
                                                                ---------    ---------

Net change in cash                                                  6,842      (51,456)

Cash - beginning                                                   12,868       83,935
                                                                ---------    ---------

Cash - end                                                      $  19,710    $  32,479
                                                                =========    =========


Supplemental disclosures of cash flow information:
       Interest paid                                            $      --    $      --
                                                                =========    =========
       Taxes paid                                               $      --    $      --
                                                                =========    =========

                               ValuSALES.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the six month period ended June 30, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

         ValuSALES' projects vary in size and scope; therefore, a client that accounts for a significant portion of ValuSALES' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of ValuSALES' revenues in the periods ended December 31, 2000 or June 30, 2001.

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

Results of Operations:
--------------------------------------------------------------------------------

         The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS

   Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

                                                       YTD 2001      YTD 2000
                                                       06/30/01      06/30/00
                                                    ------------   ------------
                                                     unaudited      unaudited

Revenues                                            $    901,843   $  1,250,865

Cost of sales                                       $    504,619   $  1,000,397
                                                    ------------   ------------
            Gross profit                                 397,224        250,468

Selling, general, and administrative expenses       $    349,952   $    318,471
                                                    ------------   ------------
            Net Income                              $     47,271   ($    68,003)
                                                    ============   ============


Profit (Loss) per share-basic                       $     0.0030   ($    0.0068)
Weighted-average common shares outstanding            15,546,000     10,000,000

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 28%, or $349,022 to $901,843 for the six months ended June 30, 2001 from $1,250,865 for the comparable period in 2000. This decrease was due to the continued consolidation and elimination of less profitable divisions and products and services of the Company.

GROSS PROFIT

         Gross Profit increased 59%, or $146,756 to $397,224 for the six months ended June 30, 2001 from $250,468 for the comparable period in 2000. As a percentage of revenue gross profit increased to 44% for the six months ended June 30, 2001 from 20% in the comparable period in 2000. The increase in gross profit was primarily due to increased billing rates to our customers and the elimination of less profitable divisions and products and services.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 10%, or $31,481 to $349,952 for the six months ended June 30, 2001 from $318,471 for the comparable period in 2000. As a percentage of revenue, general and administrative expenses increased to 39% for the six months ended June 30, 2001 from 25% in the comparable period in 2000. The increase in general and administrative expenses as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses such as salaries, rent expense, equipment expenditures and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001 the Company had cash and net working capital of $19,710 and $5,679, respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

           (b)      No Reports on form 8-K

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ValuSALES.com, Inc.

Date:  August 22, 2001                  By: /s/ V. JEFFREY HARRELL
                                        -----------------------------------
                                        V. Jeffrey Harrell, President & CEO