Form 10QSB
period 2001-09-30
VALUSALES COM INC
filed 2001-11-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                        1975 E. Sunrise Blvd., 5th Floor
                            Fort Lauderdale, FL 33304
                           --------------------------
                     Address of principal executive offices

                                  954-462-8302
                                  ------------
               Registrant's telephone number, including area code

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

As of September 30, 2001 there were 16,271,000 shares of the Issuer's Common Stock outstanding.

                               ValuSALES.com, Inc.

                                   FORM 10-QSB





                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets: September 30, 2001 and December 31, 2000

           Statement of Operations: Nine Months Ending September 30, 2001

           Statement of Shareholder's Equity

           Statements of Cash Flows: Nine Months Ending September 30, 2001 and Year Ending December 31, 2000

           Notes to Financial Statements for September 30, 2001


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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

                                    ValuSALES.com, Inc.

                                      BALANCE SHEET





                                         ASSETS
                                                                          09/30/01        12/31/00
                                                                       -------------------------------
Current Assets                                                            unaudited       AUDITED

       Cash                                                                    $27,914        $31,879
       Accounts receivable                                                      66,133        275,534
       Inventories                                                             108,445        112,454
                                                                       -------------------------------
             Total current assets                                              202,492        419,867

Property and equipment, net                                                     71,237         39,237

Other                                                                            9,450          8,849
                                                                       -------------------------------

                                                                              $283,179       $467,953
                                                                       ===============================


                              LIABILITIES & SHAREHOLDERS' EQUITY


Current Liabilities

       Accounts payable and accrued liabilities                                $59,738       $380,175
       Due to shareholder                                                      188,919         71,000
                                                                       -------------------------------
             Total current liabilities                                         248,657        451,175
                                                                       -------------------------------


Shareholders' Equity

       Common stock-par value $.001; 50,000,000 shares authorized,
            16,271,000 issued and outstanding at 09/30/01 and
            15,546,000 issued and outstanding at 06/30/01 and
            13,735,000 issued and outstanding at 03/31/01 and
            13,685,000 issued and outstanding at 12/31/00 and
            10,000,000 issued and outstanding at 03/31/00 and
            10,000,000 issued and outstanding at 12/31/99                       16,271         13,685
       Additional paid-in capital                                              391,923        391,923
       Deficit                                                                (373,672)      (388,830)
                                                                       -------------------------------
             Total shareholders' equity                                         34,522         16,778
                                                                       -------------------------------

                                                                              $283,179       $467,953
                                                                       ===============================

                               ValuSALES.com, Inc.

                            STATEMENTS OF OPERATIONS

                                                                YTD 2001             YTD 2000
                                                                09/30/01             09/30/00
                                                             --------------       --------------
                                                                unaudited            unaudited

Revenues                                                        $1,314,761           $1,980,066

Cost of sales                                                     $799,518           $1,344,336
                                                             --------------       --------------
            Gross profit                                           515,243              635,730

Selling, general, and administrative expenses                     $500,085             $693,068
                                                             --------------       --------------
            Net Income                                             $15,158             ($57,338)
                                                             ==============       ==============


Profit (Loss) per share-basic                                      $0.0009             ($0.0057)
Weighted-average common shares outstanding                      16,271,000           10,000,000



                                   ValuSALES.com, Inc.

                            STATEMENT OF SHAREHOLDERS' EQUITY


                              For Period 07/20/99 - 12/31/99
                                   Year Ending 12/31/00
                               Nine Months Ending 09/30/01

                                                                                                  Additional
                                                                                    Common Stock   Paid-in
                                                                          Shares       Amount      Capital      (Deficit)
                                                                        ---------------------------------------------------
    Sale of common stock for cash-net                                       375,000        $375     $293,235
    Stock issued for services                                             1,052,000      $1,052     $101,361
    Stock issued under employment agreements                                900,000        $900
    Sale of common stock for cash                                         2,673,000      $2,673     $172,327
    Purchase of September Project II, Corp.                               5,000,000      $5,000    ($175,000)      ($5,000)
    Profit (Loss) for period 07/20/99 to 12/31/99                                                                ($157,116)
                                                                        ---------------------------------------------------
        Balance 12/31/99 (AUDITED)                                       10,000,000     $10,000     $391,923     ($162,116)

    Stock issued for services                                             3,685,000      $3,685
    Profit (Loss) for year ending 12/31/00                                                                       ($226,714)
                                                                        ---------------------------------------------------
        Balance 12/31/00 (AUDITED)                                       13,685,000     $13,685     $391,923     ($388,830)

    Stock issued for services                                             2,586,000      $2,586
    Profit (Loss) for the nine months ending 09/30/01                                                              $15,158
                                                                        ---------------------------------------------------
        Balance 09/30/01 (unaudited)                                     16,271,000     $16,271     $391,923     ($373,672)

                               ValuSALES.com, Inc.

                            STATEMENTS OF CASH FLOWS


                                                                                                  YTD          Year-End
                                                                                                09/30/01       12/31/00
                                                                                             ------------------------------
                                                                                               unaudited       AUDITED
Cash flows from operating activities
        Net Profit (Loss)                                                                           $15,158      ($226,714)
        Adjustments to reconcile net (loss) to net cash
          (used) by operating activities
              Stock issued for services and acquired companies                                        2,586          3,685
              Depreciation                                                                           (9,450)        10,487
              Decrease(increase) in accounts receivable                                             209,401       (132,171)
              (Increase) in inventories                                                               4,009        (19,876)
              (Increase) in other                                                                         0        (18,737)
              Increase in accounts payable                                                         (320,437)       274,070
                                                                                             ------------------------------
                   Total adjustments                                                               (113,891)       117,458
                                                                                             ------------------------------

                   Net cash (used) by operating activities                                          (98,733)      (109,256)
                                                                                             ------------------------------

Cash flows from investing activities
        Purchase of property and equipment                                                           32,000         (2,200)
        Purchase of business assets                                                                       0              0
                                                                                             ------------------------------
                                                                                                     32,000         (2,200)
                                                                                             ------------------------------

Cash flows from financing activities
        Loan from shareholder                                                                        62,158         60,000
        Sale of common stock                                                                              0              0

                                                                                             ------------------------------
                   Net cash provided by financing activities                                         62,158         60,000
                                                                                             ------------------------------

Net change in cash                                                                                   (4,575)       (51,456)

Cash - beginning                                                                                     32,479         83,935
                                                                                             ------------------------------

Cash - end                                                                                          $27,904        $32,479
                                                                                             ==============================


Supplemental disclosures of cash flow information:
        Interest paid                                                                        $          -   $          -
                                                                                             ==============================
        Taxes paid                                                                           $          -   $          -
                                                                                             ==============================

                               ValuSALES.com, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the nine month period ended September 30, 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

In December 2000 ValuSALES' SimplyStreaming.com division announced the development of Video Without Boundaries, a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

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

ValuSALES' projects vary in size and scope; therefore, a client that accounts for a significant portion of ValuSALES' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of ValuSALES' revenues in the periods ended December 31, 2000 or September 30, 2001.

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

Results of Operations:

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:


                                                                 YTD 2001
                                                                 09/30/01
                                                              --------------
                                                                unaudited

 Revenues                                                        $1,314,761

 Cost of sales                                                     $799,518
                                                              --------------
             Gross profit                                           515,243

 Selling, general, and administrative expenses                     $500,085
                                                              --------------
             Net Income                                             $15,158
                                                              ==============


 Profit (Loss) per share-basic                                      $0.0009
 Weighted-average common shares outstanding                      16,271,000





Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 34%, or $665,305 to $1,314,761 for the Nine Months ended September 30, 2001 from $1,980,066 for the comparable period in 2000. This decrease was due to the continued consolidation and elimination of less profitable divisions and products and services of the Company.

GROSS PROFIT

Gross Profit decreased 19%, or $120,487 to $515,243 for the Nine Months ended September 30, 2001 from $635,730 for the comparable period in 2000. As a percentage of revenue gross profit increased to 39% for the Nine Months ended September 30, 2001 from 32% in the comparable period in 2000. The increase in gross profit was primarily due to increased billing rates to our customers and the elimination of less profitable divisions and products and services.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased 27%, or $192,983 to $500,085 for the Nine Months ended September 30, 2001 from $693,068 for the comparable period in 2000. As a percentage of revenue, general and administrative expenses increased to 38% for the Nine Months ended September 30, 2001 from 35% in the comparable period in 2000. The increase in general and administrative expenses as a percentage of revenue was a result of the increase in the number of non-billable employees for research and development and an increase in other types of general and administrative expenses such as salaries, rent expense, equipment expenditures and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 the Company had cash and net working capital of $27,914 and ($46,165) respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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