Form 10KSB
period 2001-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2002-06-20
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           Commission File No: 0-31497

                          VIDEO WITHOUT BOUNDARIES INC.
                     (Name of small business in its charter)

                Florida                                  65-1001686
                --------                                 ----------
       (State or other jurisdiction                      (IRS Employer
            of Incorporation)                           Identification No.)

                         1975 E. Sunrise Blvd. 5th Floor
                        ---------------------------------
            Address of Principal Executive Office (street and number)


                            Fort Lauderdale, FL 33304
                          ----------------------------
                            City, State and Zip Code


                   Issuer's telephone number: (954) 462-8302

Securities registered under Section 12(b) of the Act:

         None

Securities to be registered under Section 12(g) of the Act:

         Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         State issuer's revenue for its most recent fiscal year: $597,076.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $922,637 as of May 3, 2002.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,754,557 shares of common stock as of May 3, 2002.

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

                               VALUSALES.COM, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I
                                                                           Page
                                                                           ----
ITEM 1.  Description of Business                                             1

ITEM 2.  Description of Property                                             9

ITEM 3.  Legal Proceedings                                                   9

ITEM 4.  Submission of Matters to a Vote of Security Holders                 9

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters            9

ITEM 6.  Management's Discussion and Analysis or Plan of Operation           10

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons        13

ITEM 10. Executive Compensation                                              13

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management     13

ITEM 12.  Certain Relationships and Related Transactions                     13

ITEM 13.  Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                   15

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         Video Without Boundaries, Inc. (f/k/a ValuSALES.com, Inc.) a Florida corporation (the "Company" or "Video Without Boundaries") was formed to create a single-source Internet and streaming media product and solution's company providing Internet and Technology products and services to various sized customers.

         Video Without Boundaries, Inc. (f/k/a ValuSALES.com, Inc.) was incorporated in the State of Florida, on March 19,1999, and had no operations until on July 20, 1999 when it purchased assets for, $75,000, and signed employment agreements with two individuals, which included the issuance of 900,000 shares (pre-reverse) of common stock. The assets acquired were property and equipment for $40,000 and inventory for $35,000. The common stock was valued at par because the Company was privately owned and no market existed for the sale of its stock.

         On December 1, 1999, Video Without Boundaries, Inc. (f/k/a ValuSALES.com, Inc.) sold 2,673,000 shares of its common stock for $175,000 and used the proceeds to acquire an inactive entity, September Project II Corp., which then changed its name to Video Without Boundaries, Inc. and became the surviving entity.

          For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. Accordingly, the 5,000,000 outstanding shares of September Project II, Corp. have been reflected as outstanding since inception.

          All significant interdivisional transactions and balances have been eliminated.

         The Company has elected to operate with divisions rather than create separate corporations for each business segment. The Company is headquartered at 1975 E. Sunrise Blvd. 5th Floor, Fort Lauderdale, FL 33304.

GENERAL

         Video Without Boundaries provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our Company Division's include e-business solutions, marketing and advertising, technology products and integration, streaming video technology, and Internet mortgage banking. We believe that our primary strengths that distinguish us from our competitors are our:

            o understanding of new Internet and Technology business strategies;

            o     broad service offerings and end-to-end solutions;

            o     experience in various technology product engagements

         Examples of Video Without Boundaries Internet and Technology products and services include (1) website strategy, development, design, and corporate identity for entertainer Nestor Torres, including event scheduling, (2) website strategy, development, design, and corporate identity for equipment distributor Pantropic Power, including a complete product catalog, and (3) website strategy, development, design, streaming video, corporate identity, and advertising for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures, and (4) consulting, design, and production of streaming video's for Buy Domains.com, one of the first domain name resellers to use streaming video technologies for Internet video interviews of their CEO for public relations.

THE VIDEO WITHOUT BOUNDARIES APPROACH

         We have Company Divisions in the following areas: e-business solutions, marketing and advertising, technology products and integration, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from our Company Divisions to provide our clients with various solution offerings.

VIDEO WITHOUT BOUNDARIES.COM DIVISIONS

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  WebODYSSEY was formed in April 2000 to help our clients evaluate and formulate e-business strategies and solutions that will result in a competitive advantage. Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, graphic design and layout, programming, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services. An example of a Video Without Boundaries e-business solution is the strategy, development, design, streaming video, and corporate identity for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures. Odyssey Advertising, the Company's advertising and marketing division was merged with WebODYSSEY in September 2001 to facilitate a more simple approach to offering our clients full service. Sales revenues at the Odyssey Advertising group were decreasing so the net affect on Company revenue was negligible but the General and Administrative savings were positive.

         o        TECHNOLOGY PRODUCTS AND INTEGRATION - www.valucomputers.com

                  ValuCOMPUTERS was formed in July 1999 to help our clients create business solutions by providing a set of technology skills that include product integration, architecture design, network design and installation including Intranet/Extranet, and custom applications. ValuCOMPUTERS ceased operations April 2001 enabling the Company to focus its resources on integrated web sites and streaming video products. The Company is in discussions with various hardware suppliers to provide products and services for its ValuCOMPUTERS.com web site.

         o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com

                  In October 2000 Video Without Boundaries.com formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites.

                  This division allows Video Without Boundaries to enter a new vertical market on the Internet by delivering advanced streaming video products and services to the rapidly expanding Internet & wireless Internet marketplace. Many marketing and information business sectors are beginning to employ streaming video and its different delivery systems to disseminate various corporate information. This technology by Video Without Boundaries enables its division, WebODYSSEY to offer its clients the ability to capitalize on the use of these new technologies.

                  Streaming video is a very powerful website marketing tool. It is an efficient method of delivering audio, video and other multimedia in real-time over the Internet or corporate intranets, without wasting hard disk space and without any downloading time. With this addition, Video Without Boundaries becomes a one-stop shop for businesses to develop and enhance their corporate websites and identities.

                  In December 2000 Video Without Boundaries' announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

                  In December 2000 Video Without Boundaries, announced the successful launch of "Video Without Boundaries" breakthrough interactive streaming video solution at Streaming Media West 2000 Conference, in San Jose, California.

                  An example of a typical VWOB client engagement is Netrail, Inc. a nationwide DSL reseller. VWOB consulted with and designed streaming video through a Netrail portal and developed a new video codec (digital compression), that is capable of delivering full screen video over the Internet.

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

                  The Company, Video Without Boundaries, Inc. d/b/a ValuMORTGAGES.com is licensed with the State of Florida, Department of Banking and Finance, license audit number:
                  0100445 as a Mortgage Lender. Licensure as a Mortgage Lender is the top level license issued by the State of Florida. The Florida Mortgage Brokerage and Lending Act and Regulations, Chapter 494, Florida Statutes provides that a Mortgage Lender may conduct itself as a Mortgage Lender, Correspondent Mortgage Lender, or Mortgage Brokerage Business.

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

                  Additionally, ValuMORTGAGES.com was launched in Spanish. By targeting the Hispanic marketplace the Company believes it has targeted a growing niche market.

THE VIDEO WITHOUT BOUNDARIES SOLUTION

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

         o        COMPREHENSIVE PRACTICE OFFERINGS AND END-TO-END CAPABILITIES

                  Our solution offerings include web site design, development, and hosting, e-commerce services, business-to-business programming, advertising and marketing; including graphic design, layout, and media placement, streaming video, and Internet Mortgage Banking. We provide end- to-end solutions by utilizing professionals from our Company Divisions in e-business solutions, advertising and marketing and To deliver these products and services, we bring together our strategists, designers ,engineers and managers of our client engagements in multi-disciplinary teams. This reduces the complexity for our clients and avoids the bottlenecks in project management and deliverables associated with using multiple consulting firms to design and implement a desired solution. By doing this, we allow our clients to achieve improved time-to- market and value in today's competitive environment

         o        EXPERIENCE IN A WIDE RANGE OF CLIENT ENGAGEMENTS

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

STRATEGY

         Our goal is to become a full service provider of Internet and Technology products and services for organizations seeking to compete in today's economy. To achieve this goal we intend to:

         o        ENHANCE OUR BRAND

                  We believe that awareness of the Video Without Boundaries brand within the business and technology communities and the association of the Video Without Boundaries brand with the highest quality and most comprehensive Internet services are crucial to our business. Our strategy is to promote and enhance our brand by advertising, participating in targeted industry conferences and seminars, such as our recent exhibiting by our VWOB group at the NIRI conference in Orlando, Florida featuring Investor Relations Professionals in June 2001, and engaging in an extensive public relations campaign including press releases and media articles.

         o        EXPAND CLIENT RELATIONSHIPS

                  We currently have over 50 clients, ranging from small to Medium sized Companies and organizations. We intend to expand our existing client relationships into broader and more sophisticated engagements. As part of this strategy, the account managers dedicated to each of our clients identify opportunities to offer additional products and services. In addition, we have aggressively targeted new clients through relationships established by our sales consultants and business development teams and through the use of specialized programs in specific industries.

            o     EXPAND THROUGH STRATEGIC ACQUISITIONS

                  Video Without Boundaries will pursue strategic acquisitions to acquire expertise in new technologies, gain access to additional talented professionals, and enter into new geographic markets and expand its customer base.

CLIENTS

         We focus on long-term relationships with our client's which range from small to medium size companies and organizations. Video Without Boundaries currently targets companies in industries that can use its proprietary Internet technologies to increase sales, improve communications and create business identities. These industries include media and entertainment, information and telecommunications, manufacturing and distribution healthcare and retail.

        Each of Video Without Boundaries clients is generally charged for the time, materials and expenses incurred on a particular project. Agreements entered into in connection with a project are generally terminable by the client upon 30-days' prior written notice. Video Without Boundaries cannot give any assurances that a client will not terminate an engagement before its completion. If its clients terminate existing agreements or if Video Without Boundaries is unable to enter into new engagements, its business, financial condition and results of operations could be materially and adversely affected.

         No client accounted for more than 10% of Video Without Boundaries revenues in 2001 or 2000. Although, Video Without Boundaries does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so since many of the Companies products are new and more difficult to sell. Any cancellation, deferral or significant reduction in work performed for clients or a significant number of smaller clients could have a material adverse affect on Video Without Boundaries business, financial condition and results of operations.

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

         In addition to our business development team, we have a dedicated marketing team. Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, engaging in a public relations campaign. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand with high quality comprehensive Internet services. As previously mentioned, the sales and marketing of our products and services is dependent on the company to continue to raise capital and grow revenues.

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

COMPETITION

         The Internet products and services market has grown dramatically in recent years and is relatively new and highly competitive. Video Without Boundaries competitors include:

         o Strategy consulting firms: including Bain & Company, and McKinsey & Company

         o Internet service firms: including Viant Corporation, Sapient Corporation, and MarchFirst

         o        Technology consulting firms and integrators: including EDS,
                     IBM, Anderson Consulting, PC Connection

         o In-house information technology, marketing and design departments of our clients and potential clients

         o Internet mortgage banking firms: including E-Loan and Quicken Mortgage

         Many of Video Without Boundaries competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of Internet-based products and services than Video Without Boundaries. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.

         Video Without Boundaries believes that the principal competitive factors in this market, in relative importance, are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. Video Without Boundaries believes that its ability to compete in its market depends on its ability to attract and retain qualified professionals.

         Video Without Boundaries currently has an extremely small portion of these markets and there can be no assurances it that it will be able to penetrate these markets further in the future because of the need for the Company to raise additional capital.

Employees
---------

         The Company employs a total of 9 on a full-time and part-time basis. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

         The Company's headquarters is located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304 and its telephone number is (954) 462-8302.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate office is currently located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304. Pursuant to a written lease, the Company leases approximately 1,200 square feet at an annual rent of $ 12,000. The lease is for a term of 1 year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades in the over-the-counter market under symbol VWOB on the OTC Electronic Bulletin Board. There was no trading in the Company's Common Stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2001 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

        YEAR              PERIOD                   HIGH              LOW
        ----              ------                   ----              ---

        2001             Second Quarter            $0.27            $0.07
                         Third Quarter             $0.12            $0.055
                         Fourth Quarter            $0.60            $0.03

         As of December 31, 2001, there were approximately 410 holders of record of the Company's Common Stock. Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB.

OVERVIEW

         Video Without Boundaries provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. We have Company Divisions in the following areas: e-business solutions, advertising and marketing, technology products and integration, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from these Company Division's to provide our client's with various solution offerings.

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  In April 2000, Video Without Boundaries expanded its Odyssey Advertising group and created WebODYSSEY. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                  Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services.


         o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com

                  In December 2000 Video Without Boundaries'division announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

         o        INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2000, Video Without Boundaries created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

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

         Video Without Boundaries derives substantially all of its revenues from fees and product sales for services and products generated on a project-by-project basis. Video Without Boundaries services and products are provided on both a fixed-time, fixed-price basis and on a time and material basis. Historically, Video Without Boundaries has not operated on a retainer basis; however, in the future, Video Without Boundaries may utilize such arrangements.

         Agreements and purchase orders entered into in connection with time and materials projects and product sales are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay Video Without Boundaries for all time, materials and expenses incurred by Video Without Boundaries through the effective date of termination. Agreements and purchase orders entered into in connection with fixed-time, fixed-price projects, are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements and purchase orders or if Video Without Boundaries is unable to enter into new engagements, Video Without Boundaries' business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of Video Without Boundaries' expenses is relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

         Video Without Boundaries' projects vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the period ended December 31, 2001.

         Video Without Boundaries does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Video Without Boundaries' revenues may be generated from a small number of clients. These clients may not retain Video Without Boundaries in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

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

Results of Operations.

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

REVENUES

         Net sales are comprised of product and services sales, net of returns and allowances. In 2001, Revenues were $597,076 compared to $2,422,563 for the same period ended December 31, 2000. The majority of this change in net sales was due to the elimination of our ValuCOMPUTERS retail stores and our focus on research and development of our Video Without Boundaries interactive streaming video products.

         Cost of sales decreased from $1,894,996 in 2000 to $428,212 in 2001. As a percentage of net sales, the Company's gross margin was 22% for 2000 and 28% for 2001. This increase in gross margin is due to the sale of more profitable products which increased the overall gross margin.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses were $733,276 representing 122% as a percentage of revenue for the year ended December 31, 2001 compared to $754,281 representing 31% as a percentage of revenue for the year ended December 31, 2000. The increase in general and administrative expenses was directly related to the development of our Video Without Boundaries interactive streaming video products.

         Net cash used in operating activities was $575,046 for the year ended December 31, 2001. Net cash used in operating activities was primarily attributable to net losses and development of our Video Without Boundaries interactive streaming video products.

         Net cash provided by financing activities was $649,786 for the year ended December 31, 2001. Net cash provided by financing activities resulted from advances from shareholders and a Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had ($356,982) of working capital. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

         V. Jeffrey Harrell, age 36, is the Chairman of the Board, President, CEO, and Secretary of the Company. Mr. Harrell has held these positions since December 1999. Prior to joining Video Without Boundaries, Mr. Harrell was employed as an officer by various mortgage banking firms from 1994 to 1999.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company paid the following salaries to its executives:

                                                           2000          2001
                                                           ----          ----

V. Jeffrey Harrell, President, CEO, and                   $33,148      $32,600
Chairman of the Board

         None of the executives received any stock options or stock dividends. The above executive received reimbursement for health insurance as part of compensation. The director was not compensated for any Board of Directors meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2001, the Company had 828,557 shares of its Common Stock issued and outstanding. The following table sets forth, as of December 31, 2001, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

                     Name and                       Amount
                     Address of                       of
Title of             beneficial                    beneficial         Percent of
Class                owner                           owner              class
-----                -----                           -----              -----

Common            V. Jeffrey Harrell               32,000               3.8%
                  PO Box 30057
                  Ft. Lauderdale, FL 33303

                  All officers and
                  Directors as a
                  Group (1 person)                 32,000               3.8%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         None of the executives received any stock options or stock dividends. The above executive received reimbursement for health insurance as part of compensation. The director was not compensated for any Board of Directors meetings.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.


         Exhibit No.       Document
         -----------       --------

           3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

           3.2 Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

           3.3 Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

           10.1 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

           10.2 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

           10.3            Office Lease between Commerce Executive Center, Inc.
                           and ValuMORTGAGES dated August 1, 2001

           10.4            Office Lease between Commerce Executive Center, Inc.
                           and ValuSALES dated August 1, 2001

           10.10 Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

           10.11 Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIDEO WITHOUT BOUNDARIES, INC.




                                      By: /s/ V. Jeffrey Harrell
                                      ----------------------------------------
                                      (Principal Executive Officer and Director)



                                      Date: June 20, 2001

                         VIDEO WITHOUT BOUNDARIES, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                               TABLE OF CONTENTS
                               -----------------


Independent Auditor's Report                                               F-2

Balance Sheet as of December 31, 2001 and 2000                             F-3

Statements of Operations as of December 31, 2001 and 2000                  F-4

Statement of Shareholders' Equity from March 19, 1999 (Inception)
  to December 31, 2001                                                     F-5

Statements of Cash Flows as of December 31, 2001 and 2000                  F-6

Notes to Financial Statements                                              F-7

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT
                          100 MERRICK ROAD, SUITE 502W
                           ROCKVILLE CENTRE, NY 11570
                                TEL# 516-763-2560
                                FAX# 516-594-9550


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Video Without Boundaries, Inc.


         I have audited the accompanying balance sheet of Video Without Boundaries, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

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


June 17, 2002

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      December 31, 2001       December 31, 2000
                                                                      -----------------       -----------------
Current Assets
           Cash                                                         $    22,128              $    31,879
           Accounts Receivable                                                   --                  275,534
           Inventories                                                           --                  112,454
                                                                        -----------              -----------
                       Total Current Assets                                  22,128                  419,867
                                                                        -----------              -----------

Property and Equipment                                                       91,498                   39,237

Other Assets                                                                 50,950                    8,849
                                                                        -----------              -----------

                       Total Assets                                     $   164,576              $   467,953
                                                                        ===========              ===========


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts Payable and accrued liabilities                          $   169,424              $   380,175
      Due to Shareholder                                                    209,686                   71,000
                                                                        -----------              -----------
                        Total Current Liabilities                       $   379,110              $   451,175
                                                                        -----------              -----------
Other Liabilities
      Convertible Debentures                                            $   485,500                       --
                                                                        -----------              -----------

                        Total Liabilities                               $   864,610              $   451,175
                                                                        -----------              -----------

Shareholders Equity

      Common stock-par value $.001; 50,000,000
      shares authorized, 828,557 issued and outstanding
      at December 31, 2001 and 684,250 at
      December 31, 2000                                                         829                      684
      Additional paid-in capital                                            430,379                  404,924
      Deficit                                                            (1,131,242)                (388,830)
                                                                        -----------              -----------
                        Total Shareholder's Equity                      ($  700,034)             $    16,778
                                                                        -----------              -----------

           Total Liabilities and Shareholder's Equity                   $   164,576              $   467,953
                                                                        ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
                         For the year ended December 31


                                                       December 31, 2001           December 31, 2000
                                                       -----------------           -----------------
Revenues                                                 $    597,076                $  2,422,563

Cost of Sales                                                 428,212                   1,894,996
                                                         ------------                ------------

          Gross Profit                                        168,864                     527,567

Selling, General, and Administrative Expenses                 733,276                     754,281
Research and Development                                      178,000                          --
                                                         ------------                ------------

          Net Loss                                       ($   742,412)               ($   226,714)
                                                         ============                ============


Basic Loss per Share                                     ($     0.982)               ($     0.522)
                                                         ============                ============
Diluted Earnings Per Share                               ($     0.070)               ($     0.522)
                                                         ============                ============


Weighted- average common shares outstanding
Basic                                                         756,404                     434,506
                                                         ============                ============
Diluted                                                    10,466,404                     434,506
                                                         ============                ============


   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 March 19, 1999 (Inception) to December 31, 2001

                                                                                           Additional
                                                                Common Stock                 Paid-In
                                                          Shares            Amount           Capital             Deficit
                                                        -----------       -----------       -----------        -----------
Sales of common stock-net                                    18,750       $        19       $   293,591                 --

Stock issued for services                                    52,600                53           102,360                 --

Stock issued for acquired companies                          45,000                45               855                 --

Sale of common stock
for cash                                                    133,650               133           174,867                 --

Purchase of September Project II, Corp.                          --                --          (175,000)                --

Reverse acquisition
of Video Without Boundaries, Inc.                           250,000               250             4,750                 --

(Loss) for period March 19, 1999 (inception)
to December 31, 1999                                             --                --                --        $  (162,116)
                                                        -----------       -----------       -----------        -----------

           Balance December 31, 1999                        500,000               500           401,423           (162,116)

(Loss) for the year ended December 31, 2000                      --                --                --           (226,714)

Stock issued for services                                   184,250               184             3,501                 --
                                                        -----------       -----------       -----------        -----------

           Balance December 31, 2000                        684,250               684           404,924           (388,830)

Private Placement Offer                                     144,307               145            25,455                 --

(Loss) for the year ended December 31, 2001                      --                --                --           (742,412)
                                                        -----------       -----------       -----------        -----------
           Balance December 31, 2001                        828,557       $       829       $   430,379        ($1,131,242)
                                                        ===========       ===========       ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   Year ended

                                                                       December 31, 2001   December 31, 2000
                                                                       -----------------   ------------------
Cash flows from operating activities
        Net (loss)                                                         ($742,412)         ($226,714)
        Adjustments to reconcile net (loss) to net cash (used) by
        operating activities
           Stock issued for services and acquired companies                       --              3,685
           Depreciation                                                       32,230             10,487
           Decrease (increase) in accounts receivable                        275,534           (132,171)
           Decrease (Increase) in inventories                                112,454            (19,876)
           (Increase) in other Assets                                        (42,101)           (18,737)
           Increase (Decrease) in accounts payable                          (210,751)           274,070
                                                                           ---------          ---------
                   Total Adjustments                                         167,366            117,458
                                                                           ---------          ---------

                   Net cash (used) by operating activities                  (575,046)          (109,256)
                                                                           ---------          ---------

Cash flows from investing activities
           Purchase of property and equipment                                (84,491)            (2,200)
                                                                           ---------          ---------

           Net cash (used) by investing activities                           (84,491)            (2,200)
                                                                           ---------          ---------

Cash flows from financing activities
           Loan from shareholder                                             138,686             60,000
           Sale of common stock                                               25,600                 --
           Convertible Debentures                                            485,500                 --
                                                                           ---------          ---------

                   Net cash provided by financing activities                 649,786             60,000
                                                                           ---------          ---------

Net change in cash                                                            (9,751)           (51,456)

Cash - beginning                                                              31,879             83,335
                                                                           ---------          ---------

Cash - end                                                                 $  22,128          $  31,879
                                                                           =========          =========

Supplemental disclosures of cash flow information:
           Interest paid                                                   $      --          $      --
                                                                           =========          =========

           Taxes paid                                                      $      --          $      --
                                                                           =========          =========

   The accompanying notes are an integral part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 1. Nature of Business

         Video Without Boundaries, Inc. (the Company) offers Internet business-to-business and business-to-consumers products and services through the Worldwide Web. The Company also maintains retail outlets. The Company's divisions, and the business each of them conducts, are as follows:

         A. Web Odyssey, which began operations in April 2000, designs and hosts websites for small and medium size companies.

         B. Odyssey Advertising offers media advertising, corporate identity development and communications.

         C. Valumortgages.com, which began operation in January 2000, is a web based Mortgage banking firm. Valumortgages.com combines Internet technology with its role as a mortgage banker to make mortgages easier and faster for customers to obtain - and significantly more efficient for lenders, brokers, Realtors, and homebuilders. Valumortgages.com is in Spanish as well as English.

         D. Valucomputers.com offers a full line of brand name new and refurbished computer products, such as PC's and printers, from manufacturers including IBM, Compaq, and HP. During the year ended December 31, 2001 the operations of ValueComputers.Com were included with those of Video Without Boundaries, Inc.

         E. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss of ($742,412) for the current year, and has a working capital deficiency of $356,982 at December 31, 2001. Such factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company's ability to attain profitable operations and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

         Video Without Boundaries, Inc. was incorporated in the State of Florida, on March 19, 1999 under the name of ValuSALES.com, Inc. and had no operations. On July 20, 1999, it acquired the assets of, and signed employment agreements with the principals of, two privately held operating companies for $75,000 and 45,000 shares of common stock. The transaction was accounted for as a purchase. The assets were recorded at cost, which approximated market value. Operations are included from the date of acquisition. The company changed its name to Video Without Boundaries on November 16, 2001.

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


Note 2. Summary of Significant Accounting Policies-Continued

         On December 1, 1999, the Company, a public shell (with no historical operations) changed its name to ValuSALES.com, and acquired 100% of the outstanding stock of ValuSALES.com, Inc. for 250,000 shares. For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. The accounting is identical to that resulting from a reverse acquisition. Therefore, a re-capitalization of the Acquired Company took place with the Acquired Company as the acquirer. The historical financial statements prior to December 1, 1999 are those of the Acquired Companies. All significant interdivisional transactions and balances have been eliminated.

Revenues

         The Company recognizes revenues as follows:

         A. Product sales revenue its recognized when the product is delivered.

         B. Service revenue is recognized when the services are performed.

         C. Mortgage fee revenue is recognized when the mortgage is closed.

Use of Estimates

         Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Inventories

         Inventories consists of computers and accessories and is stated at the lower of cost (specific identity) or market.

Property and Equipment

         Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the three year estimated useful lives of the assets.

         Property and equipment at December 31, 2000 and December 31, 2001 consist of:

                                                          2001          2000
                                                       ---------     ---------

         Computer equipment                            $ 109,491     $  25,000
         Furniture and fixtures                           27,687        27,687
                                                       ---------     ---------
                                                         137,178        52,687
         Less: Accumulated Depreciation                  (45,680)      (13,450)
                                                       ---------     ---------
                                                       $  91,498     $  39,237
                                                       =========     =========

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 2. Summary of Significant Accounting Policies-Continued

(Loss) Per Share

         Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. Fully diluted shares assumes the convertible debentures were converted into 9,710,000 shares of common stock.

Note 3. Other Matters

         Employment Contracts-The Company entered into employment contracts with two shareholders on July 20, 1999, as part of the previously mentioned business acquisition. The contracts expire on July 20, 2000 and December 31, 2000, respectively. The agreements require total annual salaries of $176,000, and 10% pre tax income salary bonus. No employment contracts were in effect at December 31, 2001.

         Leases-The Company's operating facilities are leased for six months thru January 2002, for an annual rent of approximately $11,400. Prior rent was under month-to-month arrangements for approximately $3,300 monthly.

         Due to Shareholder- The Company obtained loans from two shareholders totaling $455,186. The note is payable on demand with interest on the unpaid principal at the rate of 8.0% per annum. The balance of loans outstanding was $209,686 at December 31, 2001 and $71, 000 at December 31, 2000.

Note 4. Income taxes

         At December 31, 2001 the Company had net operating loss carry forward of approximately $1,192,142, which expires thru 2021. The deferred benefit of the net operating loss carry forward has been fully reserved for due to the uncertainty of the timing of its recognition.

         At December 31, 2001, there are no items that give rise to deferred income taxes.

Note 5. Shareholders' Equity

         On April 1, 1999, Video Without Boundaries, Inc. had a private placement offering of 18,750 shares of its common stock at $1 per share. Cost of the offering was approximately $81,000. Such stock was sold pursuant to Rule 504 of Regulation D under the United States Securities Act of 1933.

         In 2001 the Company had a private placement offering of 144,307 shares of its common stock at $0.18 per share.

         Effective November 18, 2001 the Company effectuated a one-for-twenty reverse stock split. All share and per share data, is stated to reflect the split.

         In 2001 the Company sold convertible debentures totaling $485,500 interest on the outstanding principal shall accrue at the rate of 12% per annum. Holder may elect on maturity to collect the outstanding principal in shares of common stock at the rate of $0.05 per share. Subsequent to the balance sheet date all of the debentures were converted into common stock.

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note 6. Business Segments

         The Company is organized into four business segments (See Note 1). Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations. Reconciliation to Balance Sheets and Statements of
Operations:

----------------------------------------------------------------------------------------------------------------------
                                  Valu              Odyssey             Valu                Web
                                  Sales           Advertising         Mortgages           Odyssey             Total
----------------------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------------------
Net Sales                      $ 1,481,583        $   659,343        $    84,683        $   175,740        $ 2,401,349
Operating earnings (loss)          145,799            (71,997)           (53,973)           (16,017)             3,812
Depreciation                         3,300              6,533                654                 --             10,487
Total Assets                       128,329             49,724              6,947             15,507            200,507
Capital Expenditures                 8,520                640              3,527                 --             12,687

----------------------------------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------------------------------
Net Sales                      $   408,860        $    68,214        $   120,002        $        --        $   597,077
Operating earnings (loss)         (710,863)           (37,543)             7,599             (1,605)          (742,412)
Depreciation                        45,680                 --                 --                 --             45,680
Total Assets                       164,576                 --                 --                 --            164,576
Capital Expenditures                84,491                 --                 --                 --             84,491
----------------------------------------------------------------------------------------------------------------------

Reconciliation to Balance Sheets and Statements of Operations:

                                                         2001           2000
                                                      ---------       ---------
Assets
       Totals for reportable segments                 $      --       $ 200,507
       Corporate                                        164,576         268,046
                                                      ---------       ---------
             Total                                    $ 164,576       $ 468,553
                                                      =========       =========

Operating results
       Totals for reportable segments                 $ (31,549)      $   3,812
       Corporate                                       (710,863)       (230,526)
                                                      ---------       ---------
             Total                                    ($742,412)      ($226,714)
                                                      =========       =========


Note 7. Subsequent Events

         During 2002 Convertible Debentures totaling $485,500 were converted into 9,710,000 shares of common stock.