Form 10QSB
period 2001-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2002-06-20
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Video Without Boundaries, Incorporated
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


           1975 E. Sunrise Blvd, 5th Floor, Fort Lauderdale, FL 33312
                     --------------------------------------
                     Address of principal executive offices

                                  954-462-8302

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

As of March 31, 2002 there were 18,254,577 shares of the Issuer's Common Stock outstanding.

                         Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----
Item 1.  Financial Statements

         Balance Sheets: March 31, 2002 and December 31, 2001                         1

         Statement of Operations: Three Months Ending March 31, 2002                  2

         Statement of Shareholder's Equity                                            3

         Statements of Cash Flows: Three Months Ending March 31, 2002 and Year
           Ending December 31, 2001                                                   4

         Notes to Financial Statements for March 31, 2002                             5


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk                   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            10

Item 2.  Changes in Securities and Use of Proceeds                                    10

Item 3.  Defaults Upon Senior Securities                                              10

Item 4.  Submission of Matters to a Vote of Security Holders                          10

Item 5.  Other Information                                                            10

Item 6.  Exhibits and Reports on Form 8-K                                             10

Signatures                                                                            11

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                          December 31, 2001          March 31, 2002
                                                          -----------------          --------------
Current Assets
           Cash                                              $    22,128              $    24,523
           Accounts Receivable                                        --                       --
           Inventories                                                --                       --
                                                             -----------              -----------
                       Total Current Assets                       22,128                   24,523
                                                             -----------              -----------
Property and Equipment                                            91,498                   91,498

Other Assets                                                      50,950                   52,950
                                                             -----------              -----------

                       Total Assets                          $   164,576              $   168,971
                                                             ===========              ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts Payable and accrued liabilities               $   169,424              $    28,331
      Due to Shareholder                                         209,686                  213,286
                                                             -----------              -----------
                        Total Current Liabilities            $   379,110              $   241,617
                                                             -----------              -----------
Other Liabilities
      Convertible Debentures                                 $   485,500                  544,450
                                                             -----------              -----------

                        Total Liabilities                    $   864,610              $   786,067
                                                             -----------              -----------

Shareholders Equity

      Common stock-par value $.001; 50,000,000
      shares authorized, 828,557 issued and outstanding
      at December 31, 2001 and 18,254,577 issued and
      outstanding at March 31, 2002                                  829                   18,255
      Additional paid-in capital                                 430,379                  519,182
      Deficit                                                 (1,131,242)              (1,154,533)
                                                             -----------              -----------
                        Total Shareholder's Equity           ($  700,034)             ($  617,096)
                                                             -----------              -----------

           Total Liabilities and Shareholder's Equity        $   164,576              $   168,971
                                                             ===========              ===========


  The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
       For the year ended December 31, 2001 & period ended March 31, 2002

                                                                December 31, 2001            March 31, 2002
                                                                -----------------            ---------------
Revenues                                                          $    597,076                $    282,820

Cost of Sales                                                          428,212                     209,287
                                                                  ------------                ------------

          Gross Profit                                                 168,864                      73,533

Selling, General, and Administrative Expenses                          733,276                      45,290
Research and Development                                               178,000                      51,534
                                                                  ------------                ------------

          Net Loss                                                ($   742,412)               ($    23,291)
                                                                  ============                ============




Basic Loss per Share                                              ($     0.982)               ($     0.001)
                                                                  ============                ============
Diluted Earnings Per Share                                        ($     0.070)
                                                                  ============



Weighted- average common shares outstanding
Basic                                                                  756,404                  18,254,577
                                                                  ============                ============
Diluted                                                             10,466,404
                                                                  ============



  The accompanying notes are an integral part of these financial statements.

                                          VIDEO WITHOUT BOUNDARIES, INC.

                                         STATEMENT OF SHAREHOLDERS' EQUITY
                                   March 19, 1999 (Inception) to March 31, 2002

                                                                                        Additional
                                                           Common Stock                  Paid-In
                                                       Shares           Amount           Capital             Deficit
                                                    -----------       -----------       -----------        -----------
Sales of common stock-net                                18,750       $        19       $   293,591                 --

Stock issued for services                                52,600                53           102,360                 --

Stock issued for acquired companies                      45,000                45               855                 --
Sale of common stock for cash                           133,650               133           174,867                 --
Purchase of September Project II, Corp.                      --                --          (175,000)                --
Reverse acquisition
of Video Without Boundaries, Inc.                       250,000               250             4,750                 --
(Loss) for period March 19, 1999 (inception)
to December 31, 1999                                         --                --                --        $  (162,116)
                                                    -----------       -----------       -----------        -----------
           Balance December 31, 1999                    500,000               500           401,423           (162,116)

(Loss) for the year ended December 31, 2000                  --                --                --           (226,714)
Stock issued for services                               184,250               184             3,501                 --
                                                    -----------       -----------       -----------        -----------
           Balance December 31, 2000                    684,250               684           404,924           (388,830)

Private Placement Offer                                 144,307               145            25,455                 --
(Loss) for the year ended December 31, 2001                  --                --                --           (742,412)
                                                    -----------       -----------       -----------        -----------
      Balance December 31, 2001                         828,557       $       829       $   430,379        ($1,131,242)

      Stock Issued                                   17,426,000       $    17,426       $    88,803        ($   23,291)
                                                    -----------       -----------       -----------        -----------
      Balance March 31, 2002                         18,254,577       $    18,255       $   519,182        ($1,154,533)
                                                    ===========       ===========       ===========        ===========

  The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                       STATEMENTS OF CASH FLOWS Year Ended
                December 31, 2001 and Period Ended March 31, 2002

                                                                       December 31, 2001     March 31, 2002
                                                                       -----------------     --------------
Cash flows from operating activities
        Net (loss)                                                         ($742,412)           ($ 23,291)
        Adjustments to reconcile net (loss) to net cash (used) by
        operating activities
           Stock issued for services and acquired companies                       --               18,255
           Depreciation                                                       32,230                   --
           Decrease (increase) in accounts receivable                        275,534                   --
           Decrease (Increase) in inventories                                112,454                   --
           (Increase) in other Assets                                        (42,101)              (2,000)
           Increase (Decrease) in accounts payable                          (210,751)            (141,093)
                                                                           ---------            ---------
                   Total Adjustments                                         167,366             (124,838)
                                                                           ---------            ---------

                   Net cash (used) by operating activities                  (575,046)            (148,129)
                                                                           ---------            ---------

Cash flows from investing activities
           Purchase of property and equipment                                (84,491)              (2,000)
                                                                           ---------            ---------

           Net cash (used) by investing activities                           (84,491)              (2,000)
                                                                           ---------            ---------

Cash flows from financing activities
           Loan from shareholder                                             138,686               93,574
           Sale of common stock                                               25,600                   --
           Convertible Debentures                                            485,500               58,950
                                                                           ---------            ---------

                   Net cash provided by financing activities                 649,786              152,524
                                                                           ---------            ---------

Net change in cash                                                            (9,751)               2,395

Cash - beginning                                                              31,879               22,128
                                                                           ---------            ---------

Cash - end                                                                 $  22,128            $  24,523
                                                                           =========            =========

Supplemental disclosures of cash flow information:
           Interest paid                                                   $      --            $      --
                                                                           =========            =========
           Taxes paid                                                      $      --            $      --
                                                                           =========            =========


  The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                    unaudited



Note 1.  Summary of Significant Accounting Policies

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-QSB in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Video Without Boundaries, Inc. the disclosures contained in this Form 10-QSB are adequate to make the information fairly presented.

Note 2.  Basis of Presentation

         In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the three month period ended March 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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


VIDEO WITHOUT BOUNDARIES.COM DIVISIONS

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  WebODYSSEY was formed in April 2000 to help our clients evaluate and formulate e-business strategies and solutions that will result in a competitive advantage. Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, graphic design and layout, programming, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services. An example of a Video Without Boundaries e-business solution is the strategy, development, design, streaming video, and corporate identity for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures. Odyssey Advertising, the Company's advertising and marketing division was merged with WebODYSSEY in September 2001 to facilitate a more simple approach to offering our clients full service. Sales revenues at the Odyssey Advertising group were decreasing so the net affect on Company revenue was neglible but the General and Administrative savings were positive.

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

         Video Without Boundaries' projects vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2001 or March 31, 2002.

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

Results of Operations:

         The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 69%, or $619,023 to $282,820 for the three months ended March 31, 2002 from $901,843 for the comparable period in 2001. This decrease was due to the continued consolidation and elimination of less profitable divisions, specifically Valucomputers.com.

GROSS PROFIT

         Gross Profit decreased 81%, or $323,691 to $73,533 for the three months ended March 31, 2002 from $397,224 for the comparable period in 2001.
As a percentage of revenue gross profit decreased to 26% for the three months ended March 31, 2002 from 44% in the comparable period in 2001. The decrease in gross profit was primarily due to the reduction of billing rates and the change of the focus of the Company to the sales and marketing of our interactive streaming video products.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased 87%, or $304,691 to $45,290 for the three months ended March 31, 2002 from $349,952 for the comparable period in 2001. As a percentage of revenue, general and administrative expenses decreased to 16% for the three months ended March 31, 2002 from 39% in the comparable period in 2001. The decrease in general and administrative expenses as a percentage of revenue was a result of the reorganization that occurred in 2001 and this period, dramatically reducing company expenditures and focusing our efforts on our interactive streaming video products and services.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002 the Company had cash and net working capital of $24,523 and ($217,094), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

                                        Video Without Boundaries, Inc.

Date:  June 20, 2002                    By: /s/ V. JEFFREY HARRELL
                                        ----------------------------------
                                        V. Jeffrey Harrell, President & CEO