Form 10KSB/A
period 2001-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2002-06-28
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT #1 TO
                                   Form 10-KSB


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

Notes to Financial Statements                                              F-7

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT
                          100 MERRICK ROAD, SUITE 502W
                           ROCKVILLE CENTRE, NY 11570
                                TEL# 516-763-2560
                                FAX# 516-594-9550


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Video Without Boundaries, Inc.


         I have audited the accompanying balance sheet of Video Without Boundaries, Inc. as of December 31, 2001 and December 31, 2000 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                             /s/ Norman Stumacher
                                             ---------------------------
                                                 Norman Stumacher

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