Form 10QSB
period 2002-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2002-08-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of June 30, 2002 there were 36,263,945 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: June 30, 2002 and December 31, 2001

         Statement of Operations: Six Months Ending June 30, 2002

         Statement of Shareholder's Equity

         Statements of Cash Flows: Six Months Ending June 30, 2002 and Year Ending December 31, 2001

         Notes to Financial Statements for June 30, 2002

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    YTD
                                                          December 31, 2001    June 30, 2002
                                                          -----------------    ------------
Current Assets

           Cash                                              $    22,128       $    20,858
           Accounts Receivable                                        --                --
           Inventories                                                --                --
                                                             -----------       -----------
                       Total Current Assets                       22,128            20,858
                                                             -----------       -----------

Property and Equipment                                            91,498            91,498

Other Assets                                                      50,950           250,950
                                                             -----------       -----------
                       Total Assets                          $   164,576       $   363,306
                                                             ===========       ===========



                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts Payable and accrued liabilities               $   169,424       $    29,560
      Due to Shareholder                                         209,686           215,286
                                                             -----------       -----------
                        Total Current Liabilities            $   379,110       $   244,846
                                                             -----------       -----------
Other Liabilities
      Convertible Debentures                                 $   485,500           544,374
                                                             -----------       -----------

                        Total Liabilities                    $   864,610       $   789,220
                                                             -----------       -----------

Shareholders Equity

      Common stock-par value $.001; 50,000,000
      shares authorized, 828,557 issued and outstanding
      at December 31, 2001 and 36,263,945 issued and
      outstanding at June 30, 2002                                   829            30,755
      Additional paid-in capital                                 430,379           514,429
      Deficit                                                 (1,131,242)         (971,098)
                                                             -----------       -----------
                        Total Shareholder's Equity           ($  700,034)      ($  425,914)
                                                             -----------       -----------

           Total Liabilities and Shareholder's Equity        $   164,576       $   363,306
                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENTS OF OPERATIONS
         For the year ended December 31, 2001 & YTD ended June 30, 2002

                                                                           YTD
                                                  December 31, 2001   June 30, 2002
                                                  -----------------   ------------
Revenues                                           $    597,076       $    648,118

Cost of Sales                                           428,212            377,789
                                                   ------------       ------------

          Gross Profit                                  168,864            270,329

Selling, General, and Administrative Expenses           733,276             58,651
Research and Development                                178,000             51,534
                                                   ------------       ------------

          Net Income (Loss)                        ($   742,412)      $    160,144
                                                   ============       ============




Basic Profit (Loss) per Share                      ($     0.982)      $      0.004
                                                   ============       ============
Diluted Earnings Per Share                         ($     0.070)                --
                                                   ============       ============



Weighted- average common shares outstanding
Basic                                                   756,404         36,263,945
                                                   ============       ============
Diluted                                              10,466,404                 --
                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                   March 19, 1999 (Inception) to June 30, 2002

                                                                                      Additional
                                                            Common Stock                Paid-In
                                                     Shares             Amount          Capital           Deficit
                                                   -----------       -----------      -----------       -----------
Sales of common stock-net                              18,750       $        19      $   293,591                --

Stock issued for services                              52,600                53          102,360                --

Stock issued for acquired companies                    45,000                45              855                --
Sale of common stock
for cash                                              133,650               133          174,867                --
Purchase of September Project II, Corp.                    --                --         (175,000)               --
Reverse acquisition
of Video Without Boundaries, Inc.                     250,000               250            4,750                --
(Loss) for period March 19, 1999 (inception)
to December 31, 1999                                       --                --               --       $  (162,116)
                                                  -----------       -----------      -----------       -----------
           Balance December 31, 1999                  500,000               500          401,423          (162,116)
(Loss) for the year ended December 31, 2000                --                --               --          (226,714)
Stock issued for services                             184,250               184            3,501                --
                                                  -----------       -----------      -----------       -----------
           Balance December 31, 2000                  684,250               684          404,924          (388,830)

Private Placement Offer                               144,307               145           25,455                --
(Loss) for the year ended December 31, 2001                --                --               --          (742,412)
                                                  -----------       -----------      -----------       -----------
      Balance December 31, 2001                       828,557       $       829      $   430,379       ($1,131,242)
                                                  -----------       -----------      -----------       -----------

      Stock Issued                                 29,926,000       $    29,926      $     4,753       $   160,144
                                                  -----------       -----------      -----------       -----------

      Balance June 30, 2002                        30,754,557       $    30,755      $   514,429       ($  971,098)
                                                  ===========       ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                       STATEMENTS OF CASH FLOWS Year Ended
                  December 31, 2001 and YTD Ended June 30, 2002

                                                                                            YTD
                                                                  December 31, 2001    June 30, 2002
                                                                  -----------------    -------------
Cash flows from operating activities
        Net (loss)                                                     ($742,412)      $ 160,144
        Adjustments to reconcile net (loss) to net cash (used) by
        operating activities
           Stock issued for services and acquired companies                   --          29,926
           Depreciation                                                   32,230              --
           Decrease (increase) in accounts receivable                    275,534              --
           Decrease (Increase) in inventories                            112,454              --
           (Increase) in other Assets                                    (42,101)       (202,000)
           Increase (Decrease) in accounts payable                      (210,751)       (139,864)
                                                                       ---------       ---------
                   Total Adjustments                                     167,366        (311,938)
                                                                       ---------       ---------

                   Net cash (used) by operating activities              (575,046)       (151,794)
                                                                       ---------       ---------

Cash flows from investing activities
           Purchase of property and equipment                            (84,491)         (2,000)
                                                                       ---------       ---------

           Net cash (used) by investing activities                       (84,491)         (2,000)
                                                                       ---------       ---------

Cash flows from financing activities
           Loan from shareholder                                         138,686          93,574
           Sale of common stock                                           25,600              --
           Convertible Debentures                                        485,500          58,950
                                                                       ---------       ---------

                   Net cash provided by financing activities             649,786         152,524
                                                                       ---------       ---------

Net change in cash                                                        (9,751)         (1,270)

Cash - beginning                                                          31,879          22,128
                                                                       ---------       ---------

Cash - end                                                             $  22,128       $  20,858
                                                                       =========       =========

Supplemental disclosures of cash flow information:
           Interest paid                                               $      --       $      --
                                                                       =========       =========
           Taxes paid                                                          $       $      --
                                                                       =========       =========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the six month period ended June 30, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

         Video Without Boundaries' projects vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2001 or June 30, 2002.

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

Quarter-to-quarter fluctuations in margins

         The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

..  the number of client engagements undertaken or completed;

..  a change in the scope of ongoing client engagements;

..  seasonality;

..  a shift from fixed-fee to time and materials-based contracts;

..  the number of days during the quarter;

..  utilization rates of employees;

..  marketing and business development expenses;

..  charges relating to strategic acquisitions;

..  pricing changes in the information technology services market; and

.. economic conditions generally or in the information technology services market.

The Company expects this trend to continue.


Results of Operations:
--------------------------------------------------------------------------------

         The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                   Statement of Operations 2002 2Q and 2001 2Q

   Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

                                                          YTD 2001      YTD 2002
                                                          06/30/01      06/30/02
                                                          --------      --------
                                                         unaudited     unaudited

Revenues                                                  $901,843      $648,118

Cost of sales                                             $504,619      $377,789
                                                          --------      --------
             Gross profit                                  397,224       270,329

Selling, general, and administrative expenses             $349,952      $ 58,651
Research and Development                                  $ 51,534
                                                          --------      --------

             Net Income                                   $ 47,271      $160,144
                                                          ========      ========

Profit (Loss) per share-basic                              $0.0030      $0.0044
Weighted-average common shares outstanding              15,546,000    36,263,945

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 28%, or $253,725 to $648,118 for the six months ended June 30, 2002 from $901,843 for the comparable period in 2001. This decrease was due to the continued consolidation and elimination of less profitable divisions, specifically Valucomputers.com.

GROSS PROFIT

         Gross Profit decreased 32%, or $126,895 to $270,329 for the six months ended June 30, 2002 from $397,224 for the comparable period in 2001. As a percentage of revenue gross profit decreased to 42% for the six months ended June 30, 2002 from 44% in the comparable period in 2001. The decrease in gross profit was primarily due to the reduction of billing rates and the change of the focus of the Company to the sales and marketing of our interactive streaming video products.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased 83%, or $291,301 to $58,651 for the six months ended June 30, 2002 from $349,952 for the comparable period in 2001. As a percentage of revenue, general and administrative expenses decreased to 9% for the six months ended June 30, 2002 from 39% in the comparable period in 2001. The decrease in general and administrative expenses as a percentage of revenue was a result of the reorganization that occurred in 2001 and this period, dramatically reducing company expenditures and focusing our efforts on our interactive streaming video products and services.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002 the Company had cash and net working capital of $20,858 and ($223,988), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

                                        Video Without Boundaries, Inc.

Date:  August 13, 2002                        By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO