Form 10QSB
period 2002-09-30
VIDEO WITHOUT BOUNDARIES INC
filed 2002-11-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of September 30, 2002 there were 120,886 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: September 30, 2002 and December 31, 2001              1

         Statement of Operations: Nine Months Ending September 30, 2002
         and Year Ending December 31, 2001                                     2

         Statement of Shareholder's Equity                                     3

         Statements of Cash Flows: Nine Months Ending September 30, 2002
         and Year Ending December 31, 2001                                     4

         Notes to Financial Statements for September 30, 2002                  5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk            9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities and Use of Proceeds                            10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    11

Certification                                                                 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                               12/31/01        09/30/02
                                                              -----------      ---------
                                                               Audited         Unaudited
Current Assets

           Cash                                               $    22,128      $  64,940
           Accounts Receivable                                         --             --
           Inventories                                                 --             --
                                                              -----------      ---------
                       Total Current Assets                        22,128         64,940
                                                              -----------      ---------

Property and Equipment                                             91,498         91,498
Other Assets                                                       50,950        285,950
                                                              -----------      ---------
                       Total Assets                           $   164,576      $ 442,388
                                                              ===========      =========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts Payable and accrued liabilities                $   169,424      $  37,548
      Due to Shareholder                                          209,686        209,786
                                                              -----------      ---------
                        Total Current Liabilities                 379,110        247,334
                                                              -----------      ---------
Other Liabilities
      Convertible Debentures                                      485,500        679,374
                                                              -----------      ---------
                        Total Liabilities                     $   864,610      $ 926,708
                                                              -----------      ---------

Shareholders Equity

      Common stock-par value $.001; 50,000,000
      shares authorized, 828,557 issued and outstanding
      at December 31, 2001 and 120,886 issued and
      outstanding at September 30, 2002                               829            121
      Additional paid-in capital                                  430,379        466,159
      Deficit                                                  (1,131,242)      (950,600)
                                                              -----------      ---------
                        Total Shareholder's Equity            $  (700,034)     $(484,320)
                                                              -----------      ---------

           Total Liabilities and Shareholder's Equity         $   164,576      $ 442,388
                                                              ===========      =========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
         For the year ended December 31, 2001 & YTD September 30, 2002

                                                                      YTD
                                                    12/31/01        09/30/02
                                                  ------------      --------
                                                    Audited        Unaudited
Revenues                                          $    597,076      $739,013

Cost of Sales                                          428,212       402,194
                                                  ------------      --------

          Gross Profit                                 168,864       336,819

Selling, General, and Administrative Expenses          733,276       104,643
Research and Development                               178,000        51,534
                                                  ------------      --------

          Net Income (Loss)                       $   (742,412)     $180,642
                                                  ============      ========




Basic Profit (Loss) per Share                     $     (0.982)     $  1.494
                                                  ============      ========
Diluted Earnings Per Share                            $ (0.070)
                                                  ============


Weighted- average common shares outstanding
Basic                                                  756,404       120,886
                                                  ============      ========
Diluted                                             10,466,404
                                                  ============

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                March 19, 1999 (Inception) to September 30, 2002

                                                                                       Additional
                                                                Common Stock             Paid-In
                                                             Shares        Amount        Capital           Deficit
Sales of common stock-net                                         63       $  --        $ 293,591

Stock issued for services                                        175          --          102,360

Stock issued for acquired companies                              150          --              855
Sale of common stock
for cash                                                         446           1          174,867
Purchase of September Project II, Corp.                                                  (175,000)
Reverse acquisition
of Video Without Boundaries, Inc.                                833           1            4,750
(Loss) for period March 19, 1999 (inception)
to December 31, 1999                                                                                    $  (162,116)
                                                             ------------------------------------------------------
       Balance December 31, 1999 (audited)                     1,667           2          401,423          (162,116)
(Loss) for the year ended December 31, 2000                                                                (226,714)
Stock issued for services                                        614           1            3,501
                                                             ------------------------------------------------------
       Balance December 31, 2000 (audited)                     2,281           3          404,924          (388,830)

Private Placement Offer                                          481          --           25,455
(Loss) for the year ended December 31, 2001                                                                (742,412)
                                                             ------------------------------------------------------
      Balance December 31, 2001 (audited)                      2,762           3          430,379        (1,131,242)
                                                             ------------------------------------------------------
      Stock Issued                                           118,124         118           35,780           180,642
                                                             ------------------------------------------------------
      Balance September 30, 2002 (unaudited)                 120,891       $ 121        $ 466,159       $  (950,600)
                                                             =======       =====        =========       ===========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS
             Year Ended December 31, 2001 and YTD September 30, 2002

                                                                                        YTD
                                                                      12/31/01        09/30/02
                                                                      ---------      ---------
                                                                       Audited       Unaudited
Cash flows from operating activities
        Net (loss)                                                    $(742,412)     $ 180,642
        Adjustments to reconcile net (loss) to net cash (used) by
        operating activities
           Stock issued for services and acquired companies                  --            118
           Depreciation                                                  32,230             --
           Decrease (increase) in accounts receivable                   275,534             --
           Decrease (Increase) in inventories                           112,454             --
           (Increase) in other Assets                                   (42,101)      (235,000)
           Increase (Decrease) in accounts payable                     (210,751)      (131,876)
                                                                      ---------      ---------
                   Total Adjustments                                    167,366       (366,758)
                                                                      ---------      ---------

                   Net cash (used) by operating activities             (575,046)      (186,116)
                                                                      ---------      ---------

Cash flows from investing activities
           Purchase of property and equipment                           (84,491)            --
           Purchase of other assets                                                    (35,000)
                    Net cash (used) by investing activities             (84,491)       (35,000)
                                                                      ---------      ---------

Cash flows from financing activities
           Loan from shareholder                                        138,686            100
           Sale of common stock                                          25,600             --
           Convertible Debentures                                       485,500        193,874
                                                                      ---------      ---------

                   Net cash provided by financing activities            649,786        193,974
                                                                      ---------      ---------

Net change in cash                                                       (9,751)        42,812

Cash - beginning                                                         31,879         22,128
                                                                      ---------      ---------

Cash - end                                                            $  22,128      $  64,940
                                                                      =========      =========

Supplemental disclosures of cash flow information:
           Interest paid                                              $      --      $      --
                                                                      =========      =========
           Taxes paid                                                 $      --      $      --
                                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the nine month period ended September 30, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-QSB.

OVERVIEW

         Video Without Boundaries provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our Company Division's include e-business solutions and streaming video technology. We believe that our primary strengths that distinguish us from our competitors are our:


            o understanding of new Internet and Technology business strategies;

            o     broad service offerings and end-to-end solutions;

            o     experience in various technology product engagements


         Examples of Video Without Boundaries Internet and Technology products and services include (1) website strategy, development, and design for entertainer Nestor Torres, including event scheduling, (2) website strategy, development, and design for equipment distributor Pantropic Power, including a complete product catalog, and (3) website strategy, development, design, streaming video, corporate identity, and advertising for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures, and (4) consulting, design, and production of streaming video's for Buy Domains.com, one of the first domain name resellers to use streaming video technologies for Internet video interviews of their CEO for public relations.


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

                  Video Without Boundaries Simply Streaming division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group.

         o        INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2000, Video Without Boundaries created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                  ValuMortgages.com division has ceased operations effective August 31, 2002 because the company's financial net worth was not sufficient to renew its State of Florida Mortgage Lender License. The company is in negotiations to sell the assets of this division.

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

         Video Without Boundaries' projects vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2001 or September 30, 2002.

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

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                         VIDEO WITHOUT BOUNDARIES, INC.

                                                                 YTD 2001                       YTD 2002
                                                                 09/30/01                       09/30/02
                                                               --------------                 --------------
                                                                 unaudited                      unaudited
Revenues                                                          $1,314,761                       $739,013

Cost of sales                                                       $799,518     60.81%            $402,194       54.42%
                                                               --------------                 --------------
              Gross profit                                          $515,243     39.19%            $336,819       45.58%

Selling, general, and administrative expenses                       $500,085     38.04%            $104,643       14.16%
Research and Development                                                                            $51,534        6.97%
                                                               --------------                 --------------

              Net Income                                             $15,158      1.15%            $180,642       24.44%
                                                               ==============                 ==============


Profit (Loss) per share-basic                                        $0.0009                        $1.4943
Weighted-average common shares outstanding                        16,271,000                        120,886

Nine Months Ended September 30, 2002
Compared to Nine Months Ended September 30, 2001

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 44%, or $575,748 to $739,013 for the Nine months ended September 30, 2002 from $1,314,761 for the comparable period in 2001. This decrease was due to the continued decrease in customer requirements for our products and services and the consolidation and elimination of company divisions, specifically ValuComputers.com and ValuMortgages.com.

GROSS PROFIT

         Gross Profit decreased 35%, or $178,424 to $336,819 for the Nine months ended September 30, 2002 from $515,243 for the comparable period in 2001. As a percentage of revenue gross profit increased to 46% for the Nine months ended September 30, 2002 from 39% in the comparable period in 2001. The increase in gross profit was primarily due to the change of the focus of the Company to the sales and marketing of our interactive streaming video products.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased 79%, or $395,622 to $104,463 for the Nine months ended September 30, 2002 from $500,085 for the comparable period in 2001. As a percentage of revenue, general and administrative expenses decreased to 14% for the Nine months ended September 30, 2002 from 38% in the comparable period in 2001. The decrease in general and administrative expenses as a percentage of revenue was a result of the reorganization that occurred in 2001 and this period, dramatically reducing company expenditures and focusing our efforts on our interactive streaming video products and services.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002 the Company had cash and net working capital of $64,940 and ($182,394), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      No Exhibits

(b)      Reports on Form 8-K

         One report on Form 8-K was filed on September 5, 2002 to report the 1 for 300 reverse split of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Video Without Boundaries, Inc.

Date:  November 13, 2002               By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO

                                  CERTIFICATION
                                  -------------

I, V. Jeffrey Harrell, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Video Without Boundaries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's certifying officer I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002           By:   /s/ V. Jeffrey Harrell
             --------------------             --------------------------------------------
                                                V. Jeffrey Harrell, Chairman of the Board,
                                                President and Chief Executive Officer