Form 10KSB
period 2002-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2003-04-14
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

             Securities registered under Section 12(b) of the Act:
             -----------------------------------------------------
                                      None

           Securities to be registered under Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X[   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year: $330,621.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $1,078,900 as of March 14, 2003.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,569,087 shares of common stock as of March 14, 2003.

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

                         Video Without Boundaries, Inc.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  Description of Business

ITEM 2.  Description of Property

ITEM 3.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

ITEM 6.  Management's Discussion and Analysis or Plan of Operation


                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Form 8-K


SIGNATURES

                                     PART I
                                     ------

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

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

GENERAL

         Video Without Boundaries provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our Company Division's include e-business solutions, marketing and advertising, , streaming video technology, and Internet mortgage banking. We believe that our primary strengths that distinguish us from our competitors are our:

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

VIDEO WITHOUT BOUNDARIES.COM DIVISIONS

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  WebODYSSEY was formed in April 2001 to help our clients evaluate and formulate e-business strategies and solutions that will result in a competitive advantage. Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, graphic design and layout, programming, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services. An example of a Video Without Boundaries e-business solution is the strategy, development, design, streaming video, and corporate identity for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures. Odyssey Advertising, the Company's advertising and marketing division was merged with WebODYSSEY in September 2002 to facilitate a more simple approach to offering our clients full service. Sales revenues at the Odyssey Advertising group were decreasing so the net affect on Company revenue was neglible but the General and Administrative savings were positive.

                  The Video Without Boundaries WebOdyssey division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.

         o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com

                  In October 2001 Video Without Boundaries.com formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites.

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

                  Video Without Boundaries Simply Streaming division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.


         o       INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2001, Video Without Boundaries created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

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

         ValuMortgages.com division has ceased operations effective September 30, 2002 because the company financial net worth was not sufficient to renew its State of Florida Mortgage License.

STRATEGY

         Video Without Boundaries has re-focused its limited company resources to advance itself as a provider of streaming digital media and video on demand
(VOD) services. The company has recently taken actions to reduce the company's operating costs and develop a plan to achieve profitability in these new product areas starting in the fourth quarter of 2002. These changes will attempt to balance the company's investment across its two key markets: streaming digital media and video on demand (VOD) services. Due to the continued decline in economic activity and weakened capital and business spending for emerging technology products and services, VWB has redirected its limited human and capital resources towards its most profitable products and services, while reducing its exposure to unprofitable markets.

         The company is attempting to develop new business partnerships and revenue in regards to its streaming media business within the home entertainment marketplace. Over the last 12 months, all major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, VWB is attempting to capitalize on the continued growth of this market through its professional services division and new potential partnerships and business ventures.

         To facilitate this growth VWB's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) capture revenue from services and products within the video on demand marketplace.

         VWB is attempting to enter the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. As VWB products and services develop in these new market areas the company is planning to become a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

CLIENTS

         We have focused and will continue to focus on long-term relationships with our client's that will range from retail consumers to small, medium, and large business customers. If its clients terminate existing agreements or if Video Without Boundaries is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

         No client accounted for more than 10% of Video Without Boundaries revenues in 2002 or 2001. Although, Video Without Boundaries does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so since many of the Companies products are new and more difficult to sell. Any cancellation, deferral or significant reduction in work performed for clients or a significant number of smaller clients could have a material adverse affect on Video Without Boundaries business, financial condition and results of operations.

SALES AND MARKETING

         The Company plans to promote itself by direct sales efforts using telephone sales, conventional media advertising, and some Internet marketing. These advertisements are targeted at small, medium, and large business customers as well as retail consumers who are likely to respond to specific ads or visit specific web sites to make a purchase. The Company employs two inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company also plans to engage independent sales agents in various geographic areas as well as product dealers and resellers.

         Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, engaging in a public relations campaign. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand with high quality comprehensive converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics companies. As previously mentioned, the sales and marketing of our products and services is dependent on the company to continue to raise capital and grow revenues.

         We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our customer base. We also believe that the importance of product acceptance and market validation will increase due to the growth in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. If the various product markets and customers do not perceive our products and services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

COMPETITION

         Many of Video Without Boundaries competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of products and services than Video Without Boundaries. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse on Video Wouthout Boundaries.

         Video Without Boundaries currently has no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets as it develops its products for launch and there can be no assurances it that it will be able to penetrate these markets in the future because of the need for the Company to raise additional capital.

Employees
---------

         The Company employs a total of 5 on a full-time and part-time basis. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

         The Company's headquarters is located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304 and its telephone number is (954) 462-8302.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

         The Company's corporate office is currently located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304. Pursuant to a written lease, the Company leases approximately 600 square feet at an annual rent of $7,200. The lease is for a term of 1 year.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

                                     Part II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

         The Company's Common Stock trades in the over-the-counter market under symbol VDWB on the OTC Electronic Bulletin Board. There was no trading in the

Company's Common Stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2002 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

        YEAR              PERIOD                   HIGH              LOW
        ----              ------                   ----              ---
        2002             First Quarter             $0.30            $0.05
                         Second Quarter            $0.08            $0.02
                         Third Quarter             $1.01            $0.25
                         Fourth Quarter            $0.51            $0.15

         As of December 31, 2002, there were approximately 138 holders of record of the Company's Common Stock. Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB.

OVERVIEW

         Video Without Boundaries provides Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. We have Company Divisions in the following areas: e-business solutions, advertising and marketing, streaming video technology, and Internet mortgage banking. We utilize our knowledge base and professional talent from these Company Division's to provide our client's with various solution offerings.

         VWB is positioning itself to enter the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. As VWB products and services develop in these new market areas the company is planning to become a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  In April 2001, Video Without Boundaries expanded its Odyssey Advertising group and created WebODYSSEY. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.


                  Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services.

                  The Video Without Boundaries WebOdyssey division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.


         o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com

                  In December 2001 Video Without Boundaries' division announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

                  Video Without Boundaries Simply Streaming division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.


         o       INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2001, Video Without Boundaries created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

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

         ValuMortgages.com division has ceased operations effective December 31, 2002 because the company financial net worth was not sufficient to renew its State of Florida Mortgage License. The company is in negotiations to sell the assets of this division.

         Historically Video Without Boundaries has derived substantially all of its revenues from fees and product sales for services and products generated on a project-by-project basis. Video Without Boundaries services and products are provided on both a fixed-time, fixed-price basis and on a time and material basis. Historically, Video Without Boundaries has not operated on a retainer basis; however, in the future, Video Without Boundaries may utilize such arrangements.

         In addition, because a proportion of Video Without Boundaries' expenses is relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

         Video Without Boundaries' projects vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the period ended December 31, 2002.

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

..  marketing and business development expenses;

..  pricing changes; and

.. economic conditions generally or in the information technology services market.

         The Company expects these trends to continue.

Results of Operations.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

REVENUES

         Net sales are comprised of product and services sales, net of returns and allowances. In 2002, Revenues were $330,621 compared to $597,076 for the same period ended December 31, 2001. The decrease in net sales was due to the continued decrease in customer requirements for our products and services and the consolidation and elimination of company divisions.

         Cost of sales decreased from $428,212 in 2001 to $3,921 in 2002. As a percentage of net sales, the Company's gross margin was 28.3% for 2001 and 98.8% for 2002. This increase in gross margin is due to a one time consulting contract with a customer. The current margin is not indicative of past margins nor anticipated future margin.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses were $715,651 representing 216% as a percentage of revenue for the year ended December 31, 2002 compared to $733,276 representing 122% as a percentage of revenue for the year ended December 31, 2001. The increase in general and administrative expenses as a percentage of revenue was a result of company investment in the development of new products and services.

         Net cash used in operating activities was $1,228,366 for the year ended December 31, 2002. Net cash used in operating activities was primarily attributable to net losses.

         Net cash provided by financing activities was $1,218,285 for the year ended December 31,2002. Net cash provided by financing activities resulted from an advance from a shareholder and a Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, the Company had ($856,435) of working capital. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

                                    Part III
                                    --------

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

         V. Jeffrey Harrell, age 37, is the Chairman of the Board, President, CEO, and Secretary of the Company. Mr. Harrell has held these positions since December 1999. Prior to joining Video Without Boundaries, Mr. Harrell was employed by Southeast Bankers Mortgage Corp. as Vice President of Sales from December 1998 to January 1999, and before that he served as Vice President of Kensington-Ashworth Financial Group, Inc. from March 1994 to January 1998.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         The Company paid the following salaries to its executives:

                                                           2001           2002
                                                           ----           ----
V. Jeffrey Harrell, President, CEO, and                   $32,600        $29,025
Chairman of the Board

         None of the executives received any stock options or stock dividends. The above executive received reimbursement for health insurance as part of his compensation. The director was not compensated for any Board of Directors meetings.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         As of December 31, 2002, the Company had 119,087 shares of its Common Stock issued and outstanding. The following table sets forth, as of December 31, 2002, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

                  Name and                      Amount
                  Address of                      of
Title of          beneficial                   beneficial         Percent of
Class             owner                          owner              class
-----             -----                          -----              -----
Common           V. Jeffrey Harrell              3,440               2.8%
                 PO Box 30057
                 Ft. Lauderdale, FL 33303

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         None of the executives received any stock options or stock dividends. The executive received reimbursement for health insurance as part of compensation. The directors were not compensated for any Board of Directors meetings.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

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

10.3     Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under
         File No. 0-31497 filed 06/28/02)

10.4     Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under
         File No. 0-31497 filed 06/28/02)

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

99.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Reports on Form 8-K were filed by the Company during the third quarter of it's fiscal year ending December 31, 2002.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIDEO WITHOUT BOUNDARIES, INC.



                                      By: /s/ V. Jeffrey Harrell
                                      --------------------------
                                      (Principal Executive Officer and Director)



                                      Date: April 11, 2003

                                 CERTIFICATIONS

         I, V. Jeffrey Harrell certify that:

         1. I have reviewed this annual report on Form 10-K of Video Without Boundaries, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003                            V. Jeffrey Harrell
                                          -------------------------------------
                                          President and Chief Executive Officer

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT
                          100 MERRICK ROAD, SUITE 502W
                           ROCKVILLE CENTRE, NY 11570
                                TEL# 516-763-2560
                                FAX# 516-594-9550



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
Video Without Boundaries, Inc.

         I have audited the accompanying balance sheet of Video Without Boundaries, Inc. as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles.

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


/s/ Norman Stumacher
---------------------------
    Norman Stumacher

April 10, 2003

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 Balance Sheets
                                   December 31


                                                         2002            2001
                                                     -----------    -----------
Assets
Current assets:
  Cash                                               $    12,047    $    22,128
  Accounts receivable                                $       621    $         0
  Deposit Neon Tech                                  $    10,000             --
                                                     -----------    -----------
  Total current assets                               $    22,668    $    22,128

Fixed assets:
  Property and equipment                             $    66,006    $    91,498
                                                     -----------    -----------
  Net fixed assets                                   $    66,006    $    91,498

Other assets                                                  --    $    50,950
Deposit CAC Media                                    $    70,000             --
Investment Cornerstone Entertainment                 $   210,871             --
International Consortium                             $    25,000             --
                                                     -----------    -----------
  Total other assets                                 $   305,871    $    50,950

  Total assets                                       $   394,545    $   164,576
                                                     ===========    ===========


Liabilities and owner's equity
Current liabilities:
  Accounts payable                                   $    85,375    $   169,424
  Due To Shareholders                                $   763,780    $   209,686
  Interest Payable                                   $     9,948    $         0
  Notes Payable                                      $    20,000    $         0
  Other                                              $         0    $         0
  Convertible Debentures                             $   268,000    $   485,500
                                                     -----------    -----------
  Total current liabilities                          $ 1,147,103    $   864,610


Shareholders Equity
  Common stock-par value $.001, 50,000,000 shares
    authorized, 119,087 issued and outstanding
    at December 31, 2002 and 828,557 at
    December 31, 2001                                $       119    $       829
  Additional paid -in capital                        $ 1,415,770    $   430,379
  Deficit                                            $(2,168,447)   $(1,131,242)
                                                     -----------    -----------
  Total owner's equity                               $  (752,558)   $  (700,034)

Total liabilities and stockholders' equity           $   394,545    $   164,576
                                                     ===========    ===========


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
                           For years ended December 31

                                                     12/31/02        12/31/01
                                                   ------------    ------------

Revenues                                           $    330,621    $    597,076

Costs of Sales                                     $      3,921    $    428,212
                                                   ------------    ------------

              Gross Profit                         $    326,700    $    168,864

Selling,General, and Administrative Expenses       $    715,651    $    733,276
Research and Development                           $    427,000    $    178,000
Loss on Discontinued Business                      $    107,125              --
                                                   ------------    ------------
                                                   $  1,249,776    $    911,276

              Net Loss                             $   (923,076)   $   (742,412)
                                                   ============    ============


Basic Loss Per Share                               $      (7.75)   $      (0.98)
                                                   ============    ============
Diluted Earnings Per Share                         $      (7.75)   $      (0.07)
                                                   ============    ============

Weighted-average common shares outstanding
Basic                                                   119,057         756,404
                                                   ============    ============
Diluted                                                 119,573      10,466,404
                                                   ============    ============

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 March 19, 1999 (Inception) to December 31, 2002

                                                                          Common Stock      Additional Paid-In
                                                                     Shares         Amount        Capital        Deficit
                                                                  -----------    -----------    -----------    -----------
Sales of common stock-net                                              18,750    $        19    $   293,591

Stock issued for services                                              52,600    $        53    $   102,360

Stock issued for acquired companies                                    45,000    $        45    $       855

Sale of common stock for cash                                         133,650    $       133    $   174,867

Purchase of September Project II, Corp                                                          $  (175,000)

Reverse acquisition of Video Without Boundaries, Inc.                 250,000    $       250    $     4,750

(Loss) for period March 19,1999(inception) to December 31, 1999                                                $  (162,116)
                                                                  ===========    ===========    ===========    ===========

                                    Balance December 31, 1999         500,000    $       500    $   401,423    $  (162,116)

(Loss) for the year ended December 31, 2000                                                                    $  (226,714)

Stock issued for services                                             184,250    $       184    $     3,501
                                                                  ===========    ===========    ===========    ===========

                                    Balance December 31, 2000         684,250    $       684    $   404,924    $  (388,830)

Private Placement Offer                                               144,307    $       145    $    25,455

(Loss) for the year ended December 31, 2001                                                                    $  (742,412)
                                                                  ===========    ===========    ===========    ===========
                                    Balance December 31, 2001         828,557    $       829    $   430,379    $(1,131,242)

Reverse Split 1 for 20                                               (787,130)   $      (787)

Stock Issued For Services                                                  75    $         7    $   492,450

Stock Issued For Convertible Debenture                                 94,866    $       242    $   492,940

Reverse Split 1 for 300                                               (17,281)   $      (172)

Dividend Cornerstone Entertainment                                                                             $  (114,129)

(Loss) For The Year Ended December 31,2002                                                                     $  (923,076)
                                                                  -----------    -----------    -----------    -----------

                                    Balance December 31,2002          119,087    $       119    $ 1,415,769    $(2,168,447)

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS
                           For years ended December 31

                                                                       12/31/02      12/31/01
                                                                     -----------    -----------
Cash flows from operating activities
     Net (loss)                                                      $  (923,076)   $  (742,412)
     Adjustments to reconcile net (loss) to net cash (
       used) by operating activities
            Stock issued for services and acquired companies         $         7             --
            Depreciation                                             $    34,294    $    32,230
            Decrease (increase) in accounts receivable               $      (621)   $   275,534
            Decrease (Increase) in inventories                       $   112,454
            (Increase) in other Assets                               $  (254,921)   $   (42,101)
            Increase (Decrease) in accounts payable                  $   (84,049)   $  (210,751)
                                                                     -----------    -----------
                         Total Adjustments                           $  (305,290)   $   167,366

                         Net cash (used) by operating activities     $(1,228,366)   $  (575,046)

Cash flows from investing activities
            Purchase of property and equipment                                --    $   (84,491)

            Net cash (used) by investing activities                           --    $   (84,491)

Cash flows from financing activities
            Loan from shareholder                                    $   554,094    $   138,686
            Sale of common stock                                     $   427,191    $    25,600
            Convertible Debentures                                   $   237,000    $   485,500

                         Net cash provided by financing activities   $ 1,218,285    $   649,786

Net change in cash                                                   $   (10,081)   $    (9,751)

Cash - beginning                                                     $    22,128    $    31,879

Cash - end                                                           $    12,047    $    22,128
                                                                     ===========    ===========

Supplemental disclosures of cash flow information:
                                       Interest paid                 $        --    $        --
                                                                     ===========    ===========
                                       Taxes paid                    $        --    $        --
                                                                     ===========    ===========

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note 1. Nature of Business

         Video Without Boundaries is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB, and its subsidiaries, are leading suppliers of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K. All prior segments in 2001 were discontinued.

         A. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss of ($923,076) for the current year, and has a working capital deficiency of $836,435 at December 31, 2002. Such factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company's ability to attain profitable operations and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Property and equipment at December 31, 2002 and December 31, 2001 consist of:

                                                         2002          2001
                                                      ---------     ---------

         Computer equipment                           $ 118,294     $ 109,491
         Furniture and fixtures                          27,687        27,687
                                                      ---------     ---------
                                                        145,981       137,178
         Less: Accumulated Depreciation                 (79,974)      (45,680)
                                                      ---------     ---------
                                                      $  66,007     $  91,498
                                                      =========     =========

Note 2. Summary of Significant Accounting Policies-Continued

(Loss) Per Share

         ($7.75)Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. Fully diluted shares assumes the convertible debentures were converted into 9,710,000 shares of common stock.

         Leases-The Company's operating facilities are leased for twelve months on Feb 7, 2003 thru March 2004, for an annual rent of approximately $9,900. Prior rent was under month-to-month arrangements for approximately $1,100 monthly.

         Due to Shareholder- The Company obtained loans from two shareholders totaling $554,094. The note is payable on demand with interest on the unpaid principal at the rate of 8.0% per annum. The balance of loans outstanding was $763,780 at December 31, 2002 and $209,686 at December 31, 2001.

Note 4. Income taxes

         At December 31, 2002 the Company had net operating loss carry forward of approximately $2,054,318 which expires thru 2022. The deferred benefit of the net operating loss carry forward has been fully reserved for due to the uncertainty of the timing of its recognition.

         At December 31, 2002, there are no items that give rise to deferred income taxes.

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

         In 2001 the Company sold convertible debentures totaling $485,500 interest on the outstanding principal shall accrue at the rate of 12% per annum. Holder may elect on maturity to collect the outstanding principal in shares of common stock at the rate of $0.05 per share. Subsequent to the balance sheet date all of the debentures were converted into common stock. In 2002 the company sold convertibles debentures totaling 268,000. Interest on the outstanding principal share accrue at the rate of 12% per am mum. Holder may elect to collect the outstanding principal in shares of common stock at the rate of 50% of the bid price on conversion.

Note 6. Business Segments

         The Company is organized as one business entity (See Note 1). Summarized financial information concerning the Company is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations. Reconciliation to Balance Sheets and Statements of Operations:

-----------------------------------------    ----------------------------------------
2002                             Total       2001                           Total
-----------------------------------------    ----------------------------------------

Net Sales                     $  330,621     Net Sales                     $ 597,077
-----------------------------------------    ----------------------------------------
Operating earnings (loss)      (923,076)     Operating earnings (loss)      (742,412)
-----------------------------------------    ----------------------------------------
Depreciation                      32,230     Depreciation                     31,730
-----------------------------------------    ----------------------------------------
Total Assets                     394,545     Total Assets                    104,576
-----------------------------------------    ----------------------------------------
Capital Expenditures               8,903     Capital Expenditures             84,491
-----------------------------------------    ----------------------------------------

Reconciliation to Balance Sheets and Statements of Operations:

                                                         2002            2001
                                                      ---------       ---------
Assets
       Corporate                                        394,545         164,576
                                                      ---------       ---------
             Total                                    $ 394,545       $ 164,576
                                                      =========       =========

Operating results
       Totals for reportable segments                        --       $ (31,549)
       Corporate                                       (923,076)       (710,863)
                                                      ---------       ---------
             Total                                    ($923,076)      ($742,412)
                                                      =========       =========

Note 7. Subsequent Events

         During 2002 Convertible Debentures totaling $485,500 were converted into 9,710,000 shares of common stock.