Form 10QSB
period 2003-03-31
VIDEO WITHOUT BOUNDARIES INC
filed 2003-05-15
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of March 31, 2003 there were 1,809,087 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: March 31, 2003 and December 31, 2002

         Statement of Operations: Three Months Ending March 31, 2003 and Year Ending December 31, 2002

         Statement of Shareholder's Equity: Three Months Ending March 31, 2003

         Statements of Cash Flows: Three Months Ending March 31, 2003 and Year Ending December 31, 2002

         Notes to Financial Statements for March 31, 2003


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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                          12/31/02           03/31/03
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                    audited           unaudited
Current assets:
  Cash                                                                    $12,047             $1,324
  Accounts receivable                                                        $621                 $0
  Deposit Neon Tech                                                       $10,000            $50,000
-----------------                                                   ---------------------------------
  Total current assets                                                    $22,668            $51,324

Fixed assets:
  Property and equipment                                                  $66,006            $70,735
----------------------                                              ---------------------------------
  Net fixed assets                                                        $66,006            $70,735

Other assets                                                                   --               $900
Deposit CAC Media                                                         $70,000           $100,000
Investment Cornerstone Entertainment                                     $210,871           $210,871
International Consortium                                                  $25,000            $25,000
Brokenremote.tv                                                                $0           $250,000
                                                                    ---------------------------------
  Total other assets                                                     $305,871           $586,771

  TOTAL ASSETS                                                           $394,545           $708,830
=====================================================================================================

LIABILITIES AND OWNER'S EQUITY Current liabilities:

Accounts payable                                                          $85,375           $244,566
Due To Shareholders                                                      $763,780           $825,009
Interest Payable                                                           $9,948             $9,948
Notes Payable                                                             $20,000             $5,000
Other                                                                          $0                 $0
Convertible Debentures                                                   $268,000           $448,000
-----------------------------------------------------------------------------------------------------
Total current liabilities                                              $1,147,103         $1,532,524


Shareholders Equity
  Common stock-par value $.001, 50,000,000 shares authorized,
  1,809,087 issued and outstanding at March 31, 2003 and 119,087 at
  December 31, 2002                                                          $119             $1,809
  Additional paid-in capital                                           $1,415,770         $1,829,480
  Deficit                                                             ($2,168,447)       ($2,654,983)
-----------------------------------------------------------------------------------------------------
  Total owner's equity                                                  ($752,558)         ($823,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $394,545           $708,830
=====================================================================================================

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
                        For year ended December 31, 2002
                        For quarter ended March 31, 2003

                                                                          12/31/02               03/31/03
                                                            ----------------------------------------------
                                                                           audited              unaudited
Revenues                                                                  $330,621                     $0

Costs of Sales                                                              $3,921                     $0

                                                            ----------------------------------------------
             Gross Profit                                                 $326,700                     $0

Selling,General, and Administrative Expenses                              $715,651               $474,225
Research and Development                                                  $427,000                $12,311
Loss on Discontinued Business                                             $107,125                     $0
                                                            ----------------------------------------------
                                                                        $1,249,776               $486,536

             Net Loss                                                    ($923,076)             ($486,536)
                                                            ==============================================


Basic Loss Per Share                                                        ($7.75)                ($0.51)
                                                            ==============================================
Diluted Earnings Per Share                                                  ($7.75)                ($0.51)
                                                            ==============================================

Weighted-average common shares outstanding
Basic                                                                      119,057                964,072
                                                            ==============================================
Diluted                                                                    119,057                964,072
                                                            ==============================================

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  March 19, 1999 (Inception) to March 31, 2003


                                                                          Common Stock           Additional Paid-In
                                                                       Shares        Amount           Capital            Deficit
                                                                       ------        ------           -------            -------

Sales of common stock-net                                                 18,750          $19            $293,591

Stock issued for services                                                 52,600          $53            $102,360

Stock issued for acquired companies                                       45,000          $45                $855

Sale of common stock for cash                                            133,650         $133            $174,867

Purchase of September Project II, Corp                                                                  ($175,000)

Reverse acquisition of Video Without Boundaries, Inc.                    250,000         $250              $4,750

(Loss) for period March 19,1999(inception) to December 31, 1999                                                           ($162,116)
                                                                    ----------------------------------------------------------------
                                         Balance December 31, 1999       500,000         $500            $401,423         ($162,116)

(Loss) for the year ended December 31, 2000                                                                               ($226,714)

Stock issued for services                                                184,250         $184              $3,501
                                                                    ----------------------------------------------------------------
                                         Balance December 31, 2000       684,250         $684            $404,924         ($388,830)

Private Placement Offer                                                  144,307         $145             $25,455

(Loss) for the year ended December 31, 2001                                                                               ($742,412)
                                                                    ----------------------------------------------------------------
                                         Balance December 31, 2001       828,557         $829            $430,379       ($1,131,242)

Reverse Split 1 for 20                                                  (787,130)       ($787)

Stock Issued For Services                                                     75           $7            $492,450

Stock Issued For Convertible Debenture                                    94,866         $242            $492,940

Reverse Split 1 for 300                                                  (17,281)       ($172)

Dividend Cornerstone Entertainment                                                                                        ($114,129)

(Loss) For The Year Ended December 31,2002                                                                                ($923,076)
                                                                    ----------------------------------------------------------------
                                         Balance December 31,2002        119,087         $119          $1,415,769       ($2,168,447)

Stock Issued                                                           1,690,000       $1,690            $413,711

(Loss) For The Period Ended March 31, 2003                                                                                ($486,536)
                                                                    ----------------------------------------------------------------
                                         Balance March 31,2003         1,809,087        1,809           1,829,480        (2,654,983)


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                                               12/31/02                     03/31/03
                                                                           ==================           =================
                                                                                audited                    unaudited
Cash flows from operating activities
            Net (loss)                                                             ($923,076)                  ($486,536)
            Adjustments to reconcile net (loss) to net cash
            (used) by operating activities
                                 Stock issued for services and acquired companies         $7                      $1,690
                                 Depreciation                                        $34,294
                                 Decrease (increase) in accounts receivable            ($621)                   ($39,379)
                                 Decrease (Increase) in inventories
                                 (Increase) in other Assets                        ($254,921)                  ($320,900)
                                 Increase (Decrease) in notes payable                                           ($15,000)
                                 Increase (Decrease) in accounts payable            ($84,049)                   $159,191
                                                                           ------------------           -----------------
                                           Total Adjustments                       ($305,290)                  ($214,398)

                                           Net cash (used) by operating
                                           activities                            ($1,228,366)                  ($700,934)

Cash flows from investing activities
                                 Purchase of property and equipment                                              ($4,729)

                                 Net cash (used) by investing activities                  $0                    ($25,900)

Cash flows from financing activities
                                 Loan from shareholder                              $554,094                     $61,229
                                 Sale of common stock                               $427,191                    $479,611
                                 Convertible Debentures                             $237,000                    $180,000

                                           Net cash provided by financing
                                           activities                             $1,218,285                    $720,840

Net change in cash                                                                  ($10,081)                   ($10,723)

Cash - beginning                                                                     $22,128                     $12,047

Cash - end                                                                           $12,047                      $1,324
                                                                           ==================           =================

Supplemental disclosures of cash flow information:
                                 Interest paid                                       $    --                      $   --

                                 Taxes paid                                          $    --                      $   --

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003
                                    unaudited

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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the three month period ended March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year.

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

OVERVIEW

Video Without Boundaries (VWB) now provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

Video Without Boundaries (VWB) a provider of streaming digital media and video on demand (VOD) services, has recently taken actions to reduce the company's operating cost. These changes will also balance the company's investment across its two key markets: streaming digital media and video on demand (VOD) services. Due to the continued decline in economic activity and weakened capital and business spending for emerging technology products and services, VWB has redirected its human and capital resources towards its most profitable products and services, while reducing its exposure to unprofitable markets.

The company is attempting to develop new business partnerships in regards to its streaming media business within the home entertainment marketplace. Over the last 12 months, all major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, VWB is attempting to capitalize on the growth of this market through its professional services division and potential new partnerships and business ventures.

Video Without Boundaries (VWB) is repositioning itself within the entertainment and home broadband marketplace. VWB's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

In January 2003, Video Without Boundaries acquired all assets of Brokenremote.tv, for 500,000 shares of restricted common stock, a privately held on-line publisher and subsidiary of CAC Media Inc. Brokenremote.tv publishes news and market analytics about the emerging convergence of the Interactive TV & Consumer Electronics, Video On Demand (VOD), & Broadband Internet Entertainment markets. The acquisition will support Video Without Boundaries attempt to build its brand recognition within this new emerging market and leverage its existing relationships with streaming media clients as new advertising clients. Brokenremote.tv provides day-to-day news updates on topics such as: ongoing copyright and consumer rights legislation regarding digital media distribution, Video on Demand, Interactive TV, new technology standards and product announcements.

In addition to the acquisition of Brokenremote.tv, the company has also made a strategic investment in privately held CAC Media, Inc. Video Without Boundaries invested $100,000 to complete the transaction. CAC Media, a privately held corporation, specializes in interactive consumer electronics software development, digital rights management, and digital media distribution infrastructure.

In February 2003, Video Without Boundaries, Inc. (VWB) agreed to a strategic alliance with Neon Technology, Inc. a privately held corporation and a designer of advanced set-top box hardware, under which the companies will collaborate on the design and production of a line of next-generation multifunction set-top boxes for the interactive consumer electronics marketplace. Video Without Boundaries and Neon Technology, have been working together to develop a tightly integrated multifunction interactive DVD player and set-top box solution. Next-generation interactive set- top boxes will be the delivery point for new entertainment programs and services for the home. They will combine Internet access, web browsing, streaming media playback, video-on-demand, email, online shopping, and a host of other capabilities into a single, unified system. Since this is a new market and product, there are may be unforeseen delays in design and production because of cash flow and manufacturing problems.

In February 2003, Video Without Boundaries, Inc. (VWB) debuted the MediaReady Internet/DVD Player (VWB-3000), an easy-to-use home entertainment device that makes it possible to surf the Web, send email, watch DVD videos, and even sing karaoke from any television. Similar in size and appearance to a conventional DVD player, MediaReady combines a DVD player and Web browser with a full-sized wireless keyboard, a media player for playback of Web-based streaming media, Dolby Digital 5.1 Surround Sound, picture-in-picture capability, a karaoke microphone jack, and other features that enable consumers to access all popular forms of home entertainment from the comfort of their couch. The DVD player supports CDs, VCDs, SVCDs and CDs with MP3 files as well as DVDs, allowing users to play the latest video and audio. MediaReady supports all forms of Internet connection including 56 kbps modem, dynamic DSL and cable modems, and 10/100 Base-T Ethernet. The built-in Web browser includes SSL 3.0 for secure online shopping. MediaReady's VWB Internet PIP picture-in-picture feature allows users to multi-task their favorite pastimes, such as viewing the Web while watching a DVD movie or television program. A user- friendly, TV-optimized user interface allows even first-time users to navigate with ease. The unit carries a manufacturer's suggested retail price of $349 and ships with a remote control, microphone, and all cables needed for easy hookup. The MediaReady product is a result of the strategic alliance with Neon Technology.

In March 2003 licensed the Lafayette name for its MediaReady set-top boxes. As a result of this licensing agreement with Lafayette Electronics, Video Without Boundaries will produce a set-top box under the Lafayette brand. The Lafayette-branded units will appear in specialty retail stores and coincide with the introduction of Lafayette's new line of home audio and video electronic products designed to re-launch the Lafayette brand. Additionally, Video Without Boundaries signed a Consulting Agreement with Steve Cavayero, President of Lafayette Electronics for 50,000 shares of restricted common stock.

STREAMING VIDEO TECHNOLOGY In October 2001 Video Without Boundaries.com formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites. This division allows Video Without Boundaries to enter a new vertical market on the Internet by delivering advanced streaming video products and services to the rapidly expanding Internet & wireless Internet marketplace. Many marketing and information business sectors are beginning to employ streaming video and its different delivery systems to disseminate various corporate information. This technology by Video Without Boundaries enables its division, WebODYSSEY to offer its clients the ability to capitalize on the use of these new technologies. Streaming video is a very powerful website marketing tool. It is an efficient method of delivering audio, video and other multimedia in real-time over the Internet or corporate intranets, without wasting hard disk space and without any downloading time. With this addition, Video Without Boundaries becomes a one-stop shop for businesses to develop and enhance their corporate websites and identities. Video Without Boundaries Simply Streaming division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.

The Video Without Boundaries WebOdyssey Division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future. The Group has been dissolved effective March 2003.

Currently Video Without Boundaries has no revenue but will derive substantially all of its revenues from fees and product sales associate d with the sale of its MediaReady line of set-top boxes on an order by order basis.

Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If customers terminate purchase orders or if Video Without Boundaries is unable to acquire new customer and orders for its products, Video Without Boundaries' business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of Video Without Boundaries' expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. Since the company had no revenue for the period no custoemr accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2002 or March 31, 2003. Video Without Boundaries does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:


                                                        YTD 2002             YTD 2003
                                                        3/31/02              3/31/03
                                                   ---------------      ---------------
                                                      unaudited            unaudited

Revenues                                               $282,820                   $0

Cost of sales                                          $209,287                   $0
                                                   -------------      ---------------
             Gross profit                               $73,533                   $0

Selling, general, and administrative expenses           $45,290             $474,225
Research and Development                                $51,534              $12,311
                                                   -------------      ---------------

             Net Income                                ($23,291)           ($486,536)
                                                   =============      ===============

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 100%, or $282,820 to $0 for the three months ended March 31, 2003 from $282,820 for the comparable period in 2002. This decrease was due to the consolidation and elimination of less profitable divisions and the re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes yet to ship to the market.

GROSS PROFIT

Gross Profit decreased 100%, or $73,533 to $0 for the three months ended March 31, 2003 from $73,533 for the comparable period in 2002. The decrease in gross profit was primarily due to no revenue or profits for the period because of the re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes yet to ship to the market.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 947%, or $428,935 to $474,225 for the three months ended March 31, 2003 from $45,290 for the comparable period in 2002. The increase in general and administrative expenses as a percentage of revenue was a result of the re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes yet to ship to the market. The company has allocated all available resources to the research and development and future production of our MediaReady product line.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 the Company had cash and net working capital of $1,324 and ($1,481,200), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

10.5 Office Lease between Michael Portman and Video Without Boundaries dated 03/01/2003

99.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

No Reports on form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Video Without Boundaries, Inc.

Date:  May 14, 2003                     By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO

                                 CERTIFICATIONS

         I, V. Jeffrey Harrell certify that:

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             Video Without Boundaries, Inc.

May 14, 2003                 By: /s/ V. JEFFREY HARRELL
                             -----------------------------------------
                             V. Jeffrey Harrell, President & CEO