Form 10QSB
period 2003-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2003-08-13
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003 there were 3,935,987 shares of the Issuer's Common Stock outstanding.

                         Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: June 30, 2003 and December 31, 2002

         Statement of Operations: Six Months Ending June 30, 2003 and Year Ending December 31, 2002

         Statement of Shareholder's Equity: Six Months Ending June 30, 2003

         Statements of Cash Flows: Six Months Ending June 30, 2003 and Year Ending December 31, 2002

         Notes to Financial Statements for June 30, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Item 4.  Controls and Procedures

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                    12/31/02       06/30/03
---------------------------------------------------------------------------------------------
ASSETS                                                               audited      unaudited
Current assets:
Cash                                                               $    12,047    $   188,241
Accounts receivable                                                $       621    $       628
Inventory                                                                   --    $     4,250
Deposit Neon Tech                                                  $    10,000    $    60,000
                                                                   --------------------------
Total current assets                                               $    22,668    $   253,119

Fixed assets:
Property and equipment                                             $    66,006    $    70,735
                                                                   --------------------------
Net fixed assets                                                   $    66,006    $    70,735

Other assets                                                                --    $       900
Deposit CAC Media                                                  $    70,000    $   100,000
Investment Cornerstone Entertainment                               $   210,871    $   210,871
International Consortium                                           $    25,000    $    25,000
Media Ready Software                                                        --    $   298,064
Prepaid Box Tooling                                                         --    $    40,000
Brokenremote.tv                                                    $         0    $   300,000
                                                                   --------------------------
Total other assets                                                 $   305,871    $   974,835

TOTAL ASSETS                                                       $   394,545    $ 1,298,689
=============================================================================================

LIABILITIES AND OWNER'S EQUITY
Current liabilities:
Accounts payable                                                   $    85,375    $   394,286
Due To Shareholders                                                $   763,780    $   925,567
Interest Payable                                                   $     9,948    $    16,410
Notes Payable                                                      $    20,000    $    30,000
Other                                                              $         0    $         0
Convertible Debentures                                             $   268,000    $   368,000
---------------------------------------------------------------------------------------------
Total current liabilities                                          $ 1,147,103    $ 1,734,263


Shareholders Equity
Common stock-par value $.001, 50,000,000 shares authorized,
3,935,987 issued and outstanding at June 30, 2003 and 119,087 at
December 31, 2002                                                  $       119    $     3,936
Additional paid -in capital                                        $ 1,415,770    $ 2,231,853
Deficit                                                            ($2,168,447)   ($2,671,364)
---------------------------------------------------------------------------------------------
Total owner's equity                                               ($  752,558)   ($  435,574)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   394,545    $ 1,298,689
=============================================================================================

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENTS OF OPERATIONS For year
                   ended December 31, 2002 & YTD June 30, 2003


                                                      12/31/02        06/30/03
                                                    ---------------------------
                                                      audited        unaudited

Revenues                                            $   330,621     $   190,770

Costs of Sales                                      $     3,921     $   175,926
                                                    ---------------------------
              Gross Profit                          $   326,700     $    14,844

Selling,General, and Administrative Expenses        $   715,651     $   517,760
Research and Development                            $   427,000              --
Loss on Discontinued Business                       $   107,125              --
                                                    ---------------------------
                                                    $ 1,249,776     $   517,760

              Net Loss                              $  (923,076)    $  (502,916)
                                                    ===========================


Basic Loss Per Share                                $     (7.75)    $    (0.128)
                                                    ===========================
Diluted Earnings Per Share                          $     (7.75)    $    (0.128)
                                                    ===========================

Weighted-average common shares outstanding
Basic                                                   119,057       2,027,537
                                                    ===========================
Diluted                                                 119,057       2,027,537
                                                    ===========================

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                   March 19, 1999 (Inception) to June 30, 2003

                                                                           Common Stock       Additional Paid-In
                                                                        Shares         Amount       Capital        Deficit
                                                                     -----------    -----------    -----------    -----------
Sales of common stock-net                                                 18,750    $        19    $   293,591

Stock issued for services                                                 52,600    $        53    $   102,360

Stock issued for acquired companies                                       45,000    $        45    $       855

Sale of common stock for cash                                            133,650    $       133    $   174,867

Purchase of September Project II, Corp                                        --             --    $  (175,000)

Reverse acquisition of Video Without Boundaries, Inc.                    250,000    $       250    $     4,750

(Loss) for period March 19,1999(inception) to December 31, 1999                                                   $  (162,116)
                                                                     ========================================================
                                         Balance December 31, 1999       500,000    $       500    $   401,423    $  (162,116)

(Loss) for the year ended December 31, 2000                                                                       $  (226,714)

Stock issued for services                                                184,250    $       184    $     3,501
                                                                     ========================================================
                                         Balance December 31, 2000       684,250    $       684    $   404,924    $  (388,830)

Private Placement Offer                                                  144,307    $       145    $    25,455

(Loss) for the year ended December 31, 2001                                                                       $  (742,412)
                                                                     ========================================================
                                         Balance December 31, 2001       828,557    $       829    $   430,379    $(1,131,242)

Reverse Split 1 for 20                                                  (787,130)   $      (787)            --

Stock Issued For Services                                                     75    $         7    $   492,450

Stock Issued For Convertible Debenture                                    94,866    $       242    $   492,940

Reverse Split 1 for 300                                                  (17,281)   $      (172)            --

Dividend Cornerstone Entertainment                                                                                $  (114,129)

(Loss) For The Year Ended December 31,2002                                                                        $  (923,076)
                                                                     --------------------------------------------------------
                                         Balance December 31,2002        119,087    $       119    $ 1,415,769    ($2,168,447)

Stock Issued                                                           3,816,900    $     3,817    $   816,083

(Loss) For The Period Ended June 30, 2003                                                                         $  (502,916)
                                                                     --------------------------------------------------------
                                         Balance June 30,2003          3,935,987          3,936      2,231,852     (2,671,363)


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          YTD
                                                                         12/31/02       06/30/03
                                                                       --------------------------
                                                                         audited       unaudited
Cash flows from operating activities
        Net (loss)                                                     $  (923,076)   $  (502,916)
        Adjustments to reconcile net (loss) to net cash (used)
        by operating activities
              Stock issued for services and acquired companies         $         7    $     3,817
              Depreciation                                             $    34,294             --
              Decrease (increase) in accounts receivable               $      (621)   $        (7)
              Decrease (Increase) in inventories                       $    (4,250)
              (Increase) in other Assets                               $  (254,921)   $   (50,000)
              Increase (Decrease) in notes payable                     $    15,400
              Increase (Decrease) in accounts payable                  $   (84,049)   $   308,911
                                                                       --------------------------
                           Total Adjustments                           $  (305,290)   $   273,871

                           Net cash (used) by operating activities     $(1,228,366)   $  (229,045)

Cash flows from investing activities
              Purchase of property and equipment                       $         0    $         0

              Net cash (used) by investing activities                  $         0    $  (673,692)

Cash flows from financing activities
              Loan from shareholder                                    $   554,094    $   161,787
              Sale of common stock                                     $   427,191    $   816,083
              Convertible Debentures                                   $   237,000    $   101,062

                           Net cash provided by financing activities   $ 1,218,285    $ 1,078,932

Net change in cash                                                     $   (10,081)   $   176,194

Cash - beginning                                                       $    22,128    $    12,047

Cash - end                                                             $    12,047    $   188,241
                                                                       ==========================

Supplemental disclosures of cash flow information:
              Interest paid                                            $        --    $        --
                                                                       ==========================
              Taxes paid                                               $        --    $        --
                                                                       ==========================

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                    unaudited

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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the six month period ended June 30, 2003. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.

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

Media Convergence

         Consumers are becoming acclimated to the benefits and quality of digital media goods and on-line digital media. DVDs and CDs dominate the audio/video sales market, and digital cameras and emailing images have become a standard method of exchanging and sharing photographs.

         The acceptance of digital media and storage options, coupled with new digital distribution (IP) methods, is resulting in new convergence devices being introduced to consumers that allow for:

     o Universal Playback and storage of all digital media rented and purchased by the consumer.

     o Consumers to have "on-demand" or immediate access to all digital media purchased & available for rental.

     o All forms of digital media to be played on all traditional audio/video equipment within the home, but also on relatively new, increasingly portable equipment (laptops, MP3 players)

         As a result of the above, consumer interaction with media is changing in significant ways. Supporting and exploiting this new consumer behavior requires:

     o Simple to use devices that conform to existing consumer behavior and media needs

     o Conceptual bridge between the "home PC" and the living room environment Robust Digital Rights Management (DRM) solution to support secure IP media delivery

Convergence Approaches

         The existing industry participants are not successfully integrating convergence functionality in devices suitable for the living room. The result is that consumers: 1) have too many discrete devices connected to their TVs; and 2) lack the basic PC functionality required to exploit their TVs as "monitors" with which to access the Internet.

Industry                                     Product Line Example

PC Manufacturers:                       Multimedia PC "Media Station"

     o Form factor (design) and connectivity is not living room & stereo/TV friendly
     o    Designed for early adopter market
     o    Expensive ($1,000-$2,000)

Networking/Wireless Approach:           Wireless PC to TV/Stereo Devices

     o    Complicated for consumers & expensive
     o    Does not support DVD/CD quality playback from PC to TV

Consumer Electronics Manufacturers:     Kenwood Soverign Product Line

     o Offers limited and fixed chip-set functionality Cannot be upgraded or changed

Product Architecture ("MediaReady 4000")

         Based on the MediaReady software, this product utilizes the basic form factor and functionality of mainstream DVD players (top selling main platform of home entertainment) and offers:

     o    "Simple-stupid" Graphical User Interface (GUI) functionality
     o Internet Media Player that enables full-screen video playback on TV with DVD- like functionality (MPEG4)
     o Killer IP applications (email, Internet browsing, internet-based audio/video streaming)
     o Form factor and Audio/Video connecters that mimic and connect to all consumer electronics products
     o    Picture in picture (PIP) functionality (i.e. TV and Web at same time)

Advanced Features include:

     o Progressive downloading, storage and playback of digital media files stored on inexpensive external USB and Firewire connected storage devices
     o Networked digital media playback from any connected PC device within the home network.
     o Seamless DRM compatibility with mainstream Internet DRM technologies, but enhanced to base DRM ownership to "an individual" rather than a device via CAC Media's proprietary DRM technology
     o Standard Linux-based operating system to support application scalability and extended power-on usage

         In addition, the MediaReady platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. Retailers and resellers of the MediaReady line of products also participate in the residual revenue stream offered by these upgrades. VWB offers value-added applications and upgrades that include:

     o    Video Conferencing & IP Telephony
     o    Games (Single or Multiplayer)
     o    PVR (i.e. Tivo)
     o    Online Digital Media Rental and Purchase

Product Marketing and Sales Approach

         MediaReady products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaReady features (DVD, PVR, Internet Access) and broadly accept the $250 - $350 price point, the key sales/marketing proposition is that the product:

     o Consolidates several popular devices (and features) into one universal unit
     o    Is easily and inexpensively upgradeable via software downloads
     o Stands out as the "best buy for the dollar" (also provides the best profit ($$) for the retailer/salesperson)

         The company expects to become cash/flow positive by Q4 2003 primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon:

     o    Purchases of value-added applications through the MediaReady platform
     o Professional Services Revenue based upon customized value-added applications

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

         In March 2003 Video Without Boundaries licensed the Lafayette name for its MediaReady set-top boxes. As a result of this licensing agreement with Lafayette Electronics, Video Without Boundaries will produce a set-top box under the Lafayette brand. The Lafayette-branded units will appear in specialty retail stores and coincide with the introduction of Lafayette's new line of home audio and video electronic products designed to re-launch the Lafayette brand. Additionally, Video Without Boundaries signed a Consulting Agreement with Steve Cavayero, President of Lafayette Electronics for 50,000 shares of restricted common stock.

         In April 2003 Video Without Boundaries announced the debut of a VAR program for its MediaReady Internet/DVD Player, the combo entertainment unit that brings email, web surfing, karaoke, MP3, CD music playback, and more to any television. Focused on specialty and high-end home electronics and computer retailers, the VAR program gives merchants an exceptional opportunity to capitalize on the developing market for convergent home entertainment devices.

         In May 2003 Video Without Boundaries signed a manufacturing agreement with Lung Hwa Electronics, a major consumer electronics manufacturer, to begin production of Video Without Boundaries' new line of MediaReady Internet/DVD Players. MediaReady, a revolutionary combo entertainment device that brings email, web surfing, karaoke, MP3, CD/DVD playback, and more to any television and home theater system, will ship to retailers in September 2003.

         Lung Hwa Electronics Co. Ltd., established in 1973, is a public company listed on the Taiwan Stock Market (TSEC: 2424) with a current market capitalization of $28 million (USD). Lung Hwa, an ISO 9001 certified manufacturer, consistently provides the most qualified professional products to the market and has become one of the leading 3C manufacturers in Taiwan. Foreseeing rapid business growth, Lung Hwa invested in a new factory, Expert Electronics (Wujiang) Co. Ltd., in Shanghai, China. The 45,000-square-foot factory produces 600,000 PCBA pieces and 200,000 Box Build sets each month. The huge capacity of the China factory enables Lung Hwa to bring to market more cost-effective products. With 29 years of innovation, Lung Hwa is expanding its product lines into two categories: EMS (Electronics Manufacturing Services) and DMS (Design Manufacturing Services).

         In June 2003, Video Without Boundaries began production of its new and more advanced MediaReady 4000 Internet/DVD player. The convergent device, which unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options, is expected to reach consumer electronics shelves in late summer 2003. The biggest change in the MediaReady 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaReady 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

         Currently Video Without Boundaries has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaReady line of set-top boxes on an order by order basis which will start in Q3 2003.

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

         Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. Since the company had no revenue for the period no customer accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2002 or June 30, 2003. Video Without Boundaries does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

Results of Operations:
--------------------------------------------------------------------------------

         The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                                                         YTD 2002      YTD 2003
                                                         6/30/02       6/30/03
                                                        ---------     ---------
                                                        unaudited     unaudited

Revenues                                                $ 648,118     $ 190,770

Cost of sales                                           $ 377,789     $ 175,926
                                                        ---------     ---------
              Gross profit                              $ 270,329     $  14,844

Selling, general, and administrative expenses           $  58,651     $ 517,760
Research and Development                                $  51,534     $       0
                                                        ---------     ---------

              Net Income                                $ 160,144     ($502,916)
                                                        =========     =========


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 70%, or $457,348 to $190,770 for the six months ended June 30, 2003 from $648,118 for the comparable period in 2002. This decrease was due to the re-focusing of the Company as we invested heavily in Research and Development, sales and marketing and manufacturing of our new MediaReady line of Internet/DVD set-top boxes. The company shipped its first products to the market in Q2.

GROSS PROFIT

         Gross Profit decreased 95%, or $255,429 to $14,900 for the six months ended June 30, 2003 from $270,329 for the comparable period in 2002. The decrease in gross profit was due to the re-focusing of the Company as we invested heavily in Research and Development, sales and marketing and manufacturing of our new MediaReady line of Internet/DVD set-top boxes. The company shipped its first products to the market in Q2.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 783%, or $459,109 to $517,760 for the six months ended June 30, 2003 from $58,651 for the comparable period in 2002. The increase in general and administrative expenses as a percentage of revenue was a result of the re-focusing of the Company as we invest heavily in Research and Development and manufacturing of our new MediaReady line of Interent/DVD set-top boxes. The company has allocated all available resources to the research and development, sales and marketing and manufacturing of our MediaReady product line. The company shipped its first products to the market in Q2.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003 the Company had cash and net working capital of $188,241 and ($1,481,144), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing which the company is in negotiation to receive. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days prior to the filing of this report, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

           Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

         31 Certification Pursuant to 18 USC Section 1350, Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

No Reports on form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Video Without Boundaries, Inc.

Date:  August 13, 2003                  By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO