Form 10QSB
period 2003-09-30
VIDEO WITHOUT BOUNDARIES INC
filed 2003-11-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 8,598,747 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

         Balance Sheets: September 30, 2003 and December 31, 2002

         Statement of Operations: Nine Months Ending September 30, 2003 and Year Ending December 31, 2002

         Statement of Shareholder's Equity: Nine Months Ending September 30,
         2003

         Statements of Cash Flows: Nine Months Ending September 30, 2003 and Year Ending December 31, 2002

         Notes to Financial Statements for September 30, 2003


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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.

                                 BALANCE SHEETS


------------------------------------------------------------------------------
                                                     12/31/02         09/30/03
------------------------------------------------------------------------------
Assets                                               audited         unaudited
Current assets:
Cash                                               $    12,047      $    70,856
Accounts receivable                                $       621             --
Inventory                                                 --        $     4,250
Deposit Neon Tech                                  $    10,000      $    60,000
                                                   -----------      -----------
Total current assets                               $    22,668      $   135,106

Fixed assets:
Property and equipment                             $    66,006      $    70,735
                                                   -----------      -----------
Net fixed assets                                   $    66,006      $    70,735

Other assets                                              --        $     1,850
Deposit CAC Media                                  $    70,000      $   118,000
Investment Cornerstone Entertainment               $   210,871      $   210,871
International Consortium                           $    25,000      $    25,000
Media Ready Software                                      --        $   298,003
Prepaid Box Tooling                                       --        $    40,000
Brokenremote.tv                                           --        $   300,000
                                                   -----------      -----------
Total other assets                                 $   305,871      $   993,724

Total assets                                       $   394,545      $ 1,199,565
                                                   ===========      ===========

Liabilities and owner's equity
Current liabilities:
Accounts payable                                   $    85,375      $   207,801
Due To Shareholders                                $   763,780      $ 1,035,592
Interest Payable                                   $     9,948      $     5,400
Notes Payable                                      $    20,000      $    30,000
Other                                                     --               --
Convertible Debentures                             $   268,000             --
                                                   -----------      -----------
Total current liabilities                          $ 1,147,103      $ 1,278,793


Shareholders Equity
Common stock-par value $.001, 50,000,000 shares
authorized, 8,598,747 issued and outstanding
at September 30, 2003 and 119,087 at
December 31, 2002                                  $       119      $     8,599
Additional paid -in capital                        $ 1,415,770      $ 2,714,701
Deficit                                            $(2,168,447)     $(2,802,528)
                                                   -----------      -----------
Total owner's equity                               $  (752,558)     $   (79,228)

Total liabilities and stockholders' equity         $   394,545      $ 1,199,565
                                                   ===========      ===========

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
            For year ended December 31, 2002 & YTD September 30, 2003


                                                   12/31/02         09/30/03
                                                 ----------------------------
                                                    audited         unaudited

Revenues                                         $   330,621      $   190,770

Costs of Sales                                   $     3,921      $   175,926

                                                 -----------      -----------
              Gross Profit                       $   326,700      $    14,844

Selling,General, and Administrative Expenses     $   715,651      $   648,925
Research and Development                         $   427,000             --
Loss on Discontinued Business                    $   107,125             --
                                                 -----------      -----------
                                                 $ 1,249,776      $   648,925

              Net Loss                           $  (923,076)     $  (634,081)
                                                 ===========      ===========


Basic Loss Per Share                             $    ( 7.75)     $    (0.074)
                                                 ===========      ===========
Diluted Earnings Per Share                       $     (7.75)     $    (0.074)
                                                 ===========      ===========

Weighted-average common shares outstanding
Basic                                                119,057        4,358,902
                                                 ===========      ===========
Diluted                                              119,057        4,358,902
                                                 ===========      ===========

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                March 19, 1999 (Inception) to September 30, 2003

                                                                              Common Stock         Additional Paid-In
                                                                         Shares          Amount          Capital          Deficit
                                                                         ------          ------          -------          -------

Sales of common stock-net                                                  18,750     $        19     $   293,591            --

Stock issued for services                                                  52,600     $        53     $   102,360            --

Stock issued for acquired companies                                        45,000     $        45     $       855            --

Sale of common stock for cash                                             133,650     $       133     $   174,867            --

Purchase of September Project II, Corp                                       --              --       ($  175,000)           --

Reverse acquisition of Video Without Boundaries, Inc.                     250,000     $       250     $     4,750            --

(Loss) for period March 19,1999(inception) to December 31, 1999              --              --              --       $  (162,116)
                                                                      -----------     -----------     -----------     -----------
                                         Balance December 31, 1999        500,000     $       500     $   401,423     $  (162,116)

(Loss) for the year ended December 31, 2000                                  --              --              --       $  (226,714)

Stock issued for services                                                 184,250     $       184     $     3,501            --
                                                                      -----------     -----------     -----------     -----------
                                         Balance December 31, 2000        684,250     $       684     $   404,924     $  (388,830)

Private Placement Offer                                                   144,307     $       145     $    25,455            --

(Loss) for the year ended December 31, 2001                                  --              --              --       $  (742,412)
                                                                      -----------     -----------     -----------     -----------
                                         Balance December 31, 2001        828,557     $       829     $   430,379     $(1,131,242)

Reverse Split 1 for 20                                                   (787,130)    $      (787)           --              --

Stock Issued For Services                                                      75     $         7     $   492,450            --

Stock Issued For Convertible Debenture                                     94,866     $       242     $   492,940            --

Reverse Split 1 for 300                                                   (17,281)    $      (172)           --              --

Dividend Cornerstone Entertainment                                           --              --              --       $  (114,129)

(Loss) For The Year Ended December 31,2002                                   --              --              --       $  (923,076)
                                                                      -----------     -----------     -----------     -----------
                                         Balance December 31,2002         119,087     $       119     $ 1,415,769     $(2,168,447)

Stock Issued                                                            8,479,660     $     8,480     $ 1,298,931            --

(Loss) For The Period Ended September 30, 2003                               --              --              --       $  (634,081)
                                                                      -----------     -----------     -----------     -----------
                                         Balance September 30,2003      8,598,747     $     8,599     $ 2,714,700     $(2,802,528)
                                                                      ===========     ===========     ===========     ===========

    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                           YTD
                                                                                        12/31/02         09/30/03
                                                                                       -----------     -----------
                                                                                         audited         unaudited
Cash flows from operating activities
     Net (loss)                                                                        $  (923,076)    $  (634,081)
     Adjustments to reconcile net (loss) to net cash (used) by operating activities
                  Stock issued for services and acquired companies                     $         7            --
                  Depreciation                                                         $    34,294            --
                  Decrease (increase) in accounts receivable                           $      (621)    $       621
                  Decrease (Increase) in inventories                                            --     $    (4,250)
                  (Increase) in other Assets                                           $  (254,921)    $   (50,000)
                  Increase (Decrease) in notes payable                                          --     $    15,400
                  Increase (Decrease) in accounts payable                              $   (84,049)    $   122,426
                                                                                       -----------     -----------
                            Total Adjustments                                          $  (305,290)    $    84,197

                            Net cash (used) by operating activities                    $(1,228,366)    $  (549,884)

Cash flows from investing activities
         Purchase of property and equipment                                            $         0     $         0

         Net cash (used) by investing activities                                       $         0     $  (692,582)

Cash flows from financing activities
         Loan from shareholder                                                         $   554,094     $   271,812
         Sale of common stock                                                          $   427,191     $ 1,307,410
         Convertible Debentures                                                        $   237,000     $  (277,948)

                            Net cash provided by financing activities                  $ 1,218,285     $ 1,301,274

Net change in cash                                                                     $   (10,081)    $    58,808

Cash - beginning                                                                       $    22,128     $    12,047

Cash - end                                                                             $    12,047     $    70,855
                                                                                       ===========     ===========


Supplemental disclosures of cash flow information:
         Interest paid                                                                 $      --       $      --

         Taxes paid                                                                    $      --       $      --

    The accompanying notes are an integal part of these financial statements

 VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the nine month period ended September 30, 2003. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.

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

The acceptance of digital media and storage options, coupled with new digital distribution (IP) methods, is resulting in new convergence devices being introduced to consumers that allow for:

         o Universal Playback and storage of all digital media rented and purchased by the consumer

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

         o        Video Conferencing & IP Telephony

         o        Games (Single or Multiplayer)

         o        PVR (i.e. Tivo)

         o        Online Digital Media Rental and Purchase


Product Marketing and Sales Approach
------------------------------------

MediaReady products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaReady features (DVD, PVR, Internet Access) and broadly accept the $299 - $399 price point, the key sales/marketing proposition is that the product:

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

In June 2003, Video Without Boundaries began production of its new and more advanced MediaReady 4000 Internet/DVD player. The convergent device, which unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options, is expected to reach consumer electronics shelves in late November 2003. The biggest change in the MediaReady 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaReady 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

In July 2003, VWB announced the selection of Sigma's EM8475 digital media processor, for Video Without Boundaries' new MediaReady(TM) 4000 Internet/DVD Player, from Sigma Designs, Inc. (Nasdaq: SIGM), a leader in digital media processing for consumer appliances. The EM8475, an advanced MPEG-4 decoder designed for set-top box applications, will drive digital video playback on the MediaReady 4000, a breakthrough in convergent home entertainment. Sigma Designs' EM8475 MPEG-4 digital processor is the premier product for IP video streaming in set-top boxes and media gateways. Incorporating the company's award-winning REALmagic(R) Video Streaming Technology, the chip was the industry's first MPEG-4 chip to support full-resolution (720x576) and streaming video based on ISMA specification 1.0. The EM8475 provides highly integrated solutions for decoding of MPEG-4, as well as DVD, MPEG-2 and MPEG- 1 formats.

The EM8475 enables the rapid development of adding PVR, progressive DVD playback and streaming video playback functionality to advanced set-top boxes and other PCI-based devices. In addition to providing state-of-the-art MPEG-4 playback capability, the EM8475 will allow the MediaReady(TM) 4000 to access sophisticated online multimedia content containing audio, video, text, graphics and interactivity. MPEG-4's object- oriented environment supports complex scene manipulation at low bit rates, making it ideal for streaming content over today's broadband connections.

Sigma Designs specializes in silicon-based MPEG decoding for steaming video, progressive DVD playback, and advanced digital set-top boxes. The company's award- winning REALmagic(R) Video Streaming Technology is used in both commercial and consumer applications providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2, and MPEG-4. Headquartered in Milpitas, Calif., the company also has offices in China, Europe, Hong Kong, Japan, Korea, and Taiwan.

In September 2003, VWB announced a partnership with Sound Choice(R), the leading brand and distributor of karaoke sound tracks in the U.S., today announced an alliance aimed at adding bundled karaoke music titles to VWB's new MediaReady(TM) 4000 Internet/DVD player. Under the terms of the agreement, VWB's initial production run, will be factory-equipped with popular karaoke titles, giving purchasers a chance to enjoy the fun of karaoke in the privacy of their home. Sound Choice's premium-quality karaoke content will be presented on the MediaReady 4000 under Sound Choice's Performer's Choice(R) brand. The Performer's Choice logo will appear on MediaReady 4000 packaging; other cooperative marketing activities will include the promotion and sale of MediaReady 4000 players on Sound Choice's websites.

In September 2003, VWB announced it was demonstrating its breakthrough MediaReady 4000(TM) convergent Internet/DVD Player to OEM manufacturers at Computex Taipei 2003. The MediaReady 4000, one of the world's first integrated consumer set-top devices, combines popular media entertainment options including DVD/MPEG-1/MPEG- 2/MPEG-4 playback, feature-rich television, email, web surfing, karaoke, CD/MP3 playback and more, with an open source, Linux-based architecture that allows it to support virtually any kind of OEM configuration or upgrade. Video Without Boundaries' MediaReady 4000 has partnered with Lung Hwa Electronics Co., Ltd., a leading worldwide consumer electronics equipment manufacturer, to produce the convergent device. The MediaReady 4000 is being demonstrated at Computex Taipei 2003 from the Lung Hwa Electronics exhibit, Booths 427, 429, and 431.

Currently Video Without Boundaries has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaReady line of set-top boxes on an order by order basis which will start in Q4 2003.

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

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. Since the company had no revenue for the period no customer accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2002 or September 30, 2003. Video Without Boundaries does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

Results of Operations:
--------------------------------------------------------------------------------
The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                                                  YTD 2002      YTD 2003
                                                   9/30/02       9/30/03
                                                  ---------    ----------
                                                  unaudited     unaudited

Revenues                                          $ 739,013     $ 190,770

Cost of sales                                     $ 402,194     $ 175,926
                                                  ---------     ---------
              Gross                               $ 336,819     $  14,844
              profit

Selling, general, and administrative expenses     $ 104,643     $ 648,925
Research and Development                          $  51,534     $       0
                                                  ---------     ---------

              Net Income                          $ 180,642     $(634,081)
                                                  =========     =========

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased 74%, or $548,243 to $190,770 for the Nine months ended September 30, 2003 from $739,013 for the comparable period in 2002. This decrease was due to the re-focusing of the Company as we invested heavily in Research and Development, sales and marketing and manufacturing of our new MediaReady line of Internet/DVD set-top boxes. The company shipped its first products to the market in Q2.

GROSS PROFIT

Gross Profit decreased 96%, or $321,975 to $14,844 for the Nine months ended September 30, 2003 from $336,819 for the comparable period in 2002. The decrease in gross profit was due to the re-focusing of the Company as we invested heavily in Research and Development, sales and marketing and manufacturing of our new MediaReady line of Internet/DVD set-top boxes. The company shipped its first products to the market in Q2.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 520%, or $544,282 to $648,925 for the Nine months ended September 30, 2003 from $104,643 for the comparable period in 2002. The increase in general and administrative expenses as a percentage of revenue was a result of the re-focusing of the Company as we invest heavily in Research and Development and manufacturing of our new MediaReady line of Interent/DVD set-top boxes. The company has allocated all available resources to the research and development, sales and marketing and manufacturing of our MediaReady product line. The company shipped its first products to the market in Q2 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 the Company had cash and net working capital of $70,856 and ($1,143,687), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing which the company is in negotiation to receive. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

           Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

         31 Certifications Pursuant to 18 USC Section 1350, Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

         No Reports on form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Video Without Boundaries, Inc.

Date:  November 14, 2003            By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO