Form 10KSB
period 2003-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2004-04-14
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

                        1975 E. SUNRISE BLVD., 5TH FLOOR
                        ---------------------------------
            Address of Principal Executive Office (street and number)


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year: $190,770

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): $31,527,728 as of February 29, 2004.

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,948,747 shares of common stock as of February 29, 2003.

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

Industry                                   Product Line Example
--------                                   --------------------
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

Consumer Electronics Manufacturers:         Kenwood Soverign Product Line
         o        Offers limited and fixed chip-set functionality
         o        Cannot be upgraded or changed

Product Architecture ("MediaReady 4000")

Based on the MediaReady software, this product utilizes the basic form factor and functionality of mainstream DVD players (top selling main platform of home entertainment) and offers:
         o        "Simple-stupid" Graphical User Interface (GUI) functionality
         o Internet Media Player that enables full-screen video playback on TV with DVD-like functionality (MPEG4)
         o Killer IP applications (email, Internet browsing, internet-based audio/video streaming)

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

STRATEGY

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

The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon: o Purchases of value-added applications through the MediaReady platform o Professional Services Revenue based upon customized value-added applications

In January 2003, Video Without Boundaries acquired all assets of Brokenremote.tv, for 500,000 shares of restricted common stock, a privately held on-line publisher and subsidiary of CAC Media Inc. Brokenremote.tv publishes news and market analytics about the emerging convergence of the Interactive TV & Consumer Electronics, Video On Demand (VOD), & Broadband Internet Entertainment markets. The acquisition will support Video Without Boundaries attempt to build its brand recognition within this new emerging market and leverage its existing relationships with streaming media clients as new advertising clients. Brokenremote.tv provides day-to-day news updates on topics such as: ongoing copyright and consumer rights legislation regarding digital media distribution, Video on Demand, Interactive TV, new technology standards and product announcements.

In addition to the acquisition of Brokenremote.tv, the company has also made a strategic investment in privately held CAC Media, Inc. Video Without Boundaries invested $100,000 to complete the transaction. CAC Media, a privately held corporation, specializes in interactive consumer electronics software development, digital rights management, and digital media distribution infrastructure.

In February 2003, Video Without Boundaries, Inc. (VWB) agreed to a strategic alliance with Neon Technology, Inc. a privately held corporation and a designer of advanced set-top box hardware, under which the companies will collaborate on the design and production of a line of next-generation multifunction set-top boxes for the interactive consumer electronics marketplace. Video Without Boundaries and Neon Technology, have been working together to develop a tightly integrated multifunction interactive DVD player and set-top box solution. Next-generation interactive set-top boxes will be the delivery point for new entertainment programs and services for the home. They will combine Internet access, web browsing, streaming media playback, video-on-demand, email, online shopping, and a host of other capabilities into a single, unified system. Since this is a new market and product, there are may be unforeseen delays in design and production because of cash flow and manufacturing problems.

In February 2003, Video Without Boundaries, Inc. (VWB) debuted the MediaReady Internet/DVD Player (VWB-3000), an easy-to-use home entertainment device that makes it possible to surf the Web, send email, watch DVD videos, and even sing karaoke from any television. Similar in size and appearance to a conventional DVD player, MediaReady combines a DVD player and Web browser with a full-sized wireless keyboard, a media player for playback of Web-based streaming media, Dolby Digital 5.1 Surround Sound, picture-in-picture capability, a karaoke microphone jack, and other features that enable consumers to access all popular forms of home entertainment from the comfort of their couch. The DVD player supports CDs, VCDs, SVCDs and CDs with MP3 files as well as DVDs, allowing users to play the latest video and audio. MediaReady supports all forms of Internet connection including 56 kbps modem, dynamic DSL and cable modems, and 10/100 Base-T Ethernet. The built-in Web browser includes SSL 3.0 for secure online shopping. MediaReady's VWB Internet PIP picture-in-picture feature allows users to multi-task their favorite pastimes, such as viewing the Web while watching a DVD movie or television program. A user-friendly, TV-optimized user interface allows even first-time users to navigate with ease. The unit carries a manufacturer's suggested retail price of $349 and ships with a remote control, microphone, and all cables needed for easy hookup. The MediaReady product is a result of the strategic alliance with Neon Technology.

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

In April 2003 Video Without Boundaries announced the debut of a VAR program for its MediaReady(TM) Internet/DVD Player, the combo entertainment unit that brings email, web surfing, karaoke, MP3, CD music playback, and more to any television. Focused on specialty and high-end home electronics and computer retailers, the VAR program gives merchants an exceptional opportunity to capitalize on the developing market for convergent home entertainment devices.

In May 2003 Video Without Boundaries signed a manufacturing agreement with Lung Hwa Electronics, a major consumer electronics manufacturer, to begin production of Video Without Boundaries' new line of MediaReady(TM) Internet/DVD Players. MediaReady(TM), a revolutionary combo entertainment device that brings email, web surfing, karaoke, MP3, CD/DVD playback, and more to any television and home theater system, will ship to retailers in September 2003.

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

In June 2003, Video Without Boundaries began production of its new and more advanced MediaReady 4000 Internet/DVD player. The convergent device, which unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options, is expected to reach consumer electronics shelves in late November 2003. The biggest change in the MediaReady(TM) 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaReady(TM) 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

In July 2003, VWB announced the selection of Sigma's EM8475 digital media processor, for Video Without Boundaries' new MediaReady(TM) 4000 Internet/DVD Player, from Sigma Designs, Inc. (Nasdaq: SIGM), a leader in digital media processing for consumer appliances. The EM8475, an advanced MPEG-4 decoder designed for set-top box applications, will drive digital video playback on the MediaReady 4000, a breakthrough in convergent home entertainment. Sigma Designs' EM8475 MPEG-4 digital processor is the premier product for IP video streaming in set-top boxes and media gateways. Incorporating the company's award-winning REALmagic(R) Video Streaming Technology, the chip was the industry's first MPEG-4 chip to support full-resolution (720x576) and streaming video based on ISMA specification 1.0. The EM8475 provides highly integrated solutions for decoding of MPEG-4, as well as DVD, MPEG-2 and MPEG-1 formats.

The EM8475 enables the rapid development of adding PVR, progressive DVD playback and streaming video playback functionality to advanced set-top boxes and other PCI-based devices. In addition to providing state-of-the-art MPEG-4 playback capability, the EM8475 will allow the MediaReady(TM) 4000 to access sophisticated online multimedia content containing audio, video, text, graphics and interactivity. MPEG-4's object-oriented environment supports complex scene manipulation at low bit rates, making it ideal for streaming content over today's broadband connections.
Sigma Designs specializes in silicon-based MPEG decoding for steaming video, progressive DVD playback, and advanced digital set-top boxes. The company's award-winning REALmagic(R) Video Streaming Technology is used in both commercial and consumer applications providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2, and MPEG-4. Headquartered in Milpitas, Calif., the company also has offices in China, Europe, Hong Kong, Japan, Korea, and Taiwan.

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

In September 2003, VWB announced it was demonstrating its breakthrough MediaReady 4000(TM) convergent Internet/DVD Player to OEM manufacturers at Computex Taipei 2003. The MediaReady 4000, one of the world's first integrated consumer set-top devices, combines popular media entertainment options including DVD/MPEG-1/MPEG-2/MPEG-4 playback, feature-rich television, email, web surfing, karaoke, CD/MP3 playback and more, with an open source, Linux-based architecture that allows it to support virtually any kind of OEM configuration or upgrade. Video Without Boundaries' MediaReady 4000 has partnered with Lung Hwa Electronics Co., Ltd., a leading worldwide consumer electronics equipment manufacturer, to produce the convergent device. The MediaReady 4000 is being demonstrated at Computex Taipei 2003 from the Lung Hwa Electronics exhibit, Booths 427, 429, and 431.

In November 2003, VWB announced that it has expanded its trade credit facilities to more than $10 million (USD) in order to ensure ample production financing for its new line of branded MediaREADY(TM) convergent Internet/DVD players. The $10 million in credit facilities includes a new line of credit from Video Without Boundaries' primary manufacturing partner.

Currently Video Without Boundaries has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaReady line of set-top boxes on an order by order basis which will start in 2004.

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

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No customer accounted for more than 10.0% of Video Without Boundaries' revenues in the periods ended December 31, 2002 or December 31, 2003. Video Without Boundaries does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

CLIENTS

         We have focused and will continue to focus on long-term relationships with client's that will range from retail consumers to small, medium, and large business customers. If its clients terminate purchase orders or if Video Without Boundaries is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

         No client accounted for more than 10% of Video Without Boundaries revenues in 2003 or 2002. Although, Video Without Boundaries does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so since many of the Companies products are new and more difficult to sell. Any cancellation, deferral or significant reduction in work performed for clients or a significant number of smaller clients could have a material adverse affect on Video Without Boundaries business, financial condition and results of operations.

SALES AND MARKETING

         The Company plans to promote itself by direct sales efforts using telephone sales, conventional media advertising, and Internet marketing. These advertisements are targeted at small, medium, and large business customers as well as retail consumers who are likely to respond to specific ads or visit specific web sites to make a purchase. The Company employs two inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company also plans to engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

COMPETITION

         Many of Video Without Boundaries competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of products and services than Video Without Boundaries. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse on Video Without Boundaries.

         Video Without Boundaries currently has no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets as it develops its products for launch and there can be no assurances it that it will be able to penetrate these markets in the future because of the need for the Company to raise additional capital.

EMPLOYEES

         The Company employs a total of 5 on a full-time and part-time basis. In addition the company currently has consulting agreements with 4 outside individuals or firms for sales and marketing, technical consulting, and public relations. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

         The Company's headquarters is located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304 and its telephone number is (954) 462-8302. The company also has a sales and technical office at 20 SW 27th Ave. Suite 101 Pompano Beach, FL 33069.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate office is currently located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304. Pursuant to a written lease, the Company leases approximately 450 square feet at an annual rent of $7,200. The lease is for a term of 1 year. The company has a sales and technical office at 20 SW 27th Ave. suite 101 Pompano Beach, FL 33069. Pursuant to a written lease, the company leases approximately 1,000 square feet at an annual rent of $12,000.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades in the over-the-counter market under symbol VDWB on the OTC Electronic Bulletin Board. There was no trading in the Company's Common Stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2003 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

        YEAR              PERIOD                   HIGH              LOW
        ----              ------                   ----              ---
        2003             First Quarter             $5.25            $0.20
                         Second Quarter            $2.00            $0.375
                         Third Quarter             $0.83            $0.27
                         Fourth Quarter            $0.55            $0.145

         As of December 31, 2003, there were approximately 181 holders of record of the Company's Common Stock. Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

Industry                                   Product Line Example
--------                                   --------------------
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

Consumer Electronics Manufacturers:         Kenwood Soverign Product Line
         o        Offers limited and fixed chip-set functionality
         o        Cannot be upgraded or changed

Product Architecture ("MediaReady 4000")

Based on the MediaReady software, this product utilizes the basic form factor and functionality of mainstream DVD players (top selling main platform of home entertainment) and offers:

         o        "Simple-stupid" Graphical User Interface (GUI) functionality
         o Internet Media Player that enables full-screen video playback on TV with DVD-like functionality (MPEG4)
         o Killer IP applications (email, Internet browsing, internet-based audio/video streaming)
         o Form factor and Audio/Video connecters that mimic and connect to all consumer electronics products
         o Picture in picture (PIP) functionality (i.e. TV and Web at same time)

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

         Historically Video Without Boundaries has derived substantially all of its revenues from fees and product sales for services and products generated on an order by order basis. Video Without Boundaries services and products are provided on a fixed-price basis and on a time and material basis.

         In addition, because a proportion of Video Without Boundaries' expenses is relatively fixed, a variation in the number of client purchase orders can cause significant variations in operating results from quarter to quarter.

         Video Without Boundaries' orders vary in size and scope; therefore, a client that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Video Without Boundaries' revenues in the period ended December 31, 2003.

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

Quarter-to-quarter fluctuations in margins

The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:
         o        the number of client purchase orders completed;
         o        seasonality;
         o        the number of days during the quarter;
         o        marketing and business development expenses;
         o        pricing changes; and
         o economic conditions generally or in the information technology products and services markets.

The Company expects these trends to continue.

Results of Operations.

         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

REVENUES

         Net sales are comprised of product and services sales, net of returns and allowances. In 2003, revenues were $190,770 compared to $330,621 for 2002. The decrease in net sales was due to the consolidation and elimination of non-profitable company divisions while investing in the development of new digital media products for future sales.

         Cost of sales increased from $3,921 in 2002 to $176,046 in 2003.
As a percentage of net sales, the Company's gross margin was 98.8% for 2002 and 7.7% for 2003. This decrease in gross margin is due to consulting services in 2002 and product sales in 2003. The current margin is more indicative of anticipated future margins.

GENERAL AND ADMINISTRATIVE

         General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses were $1,277,027 representing 669% as a percentage of revenue for the year ended December 31, 2003 compared to $715,651 representing 216% as a percentage of revenue for the year ended December 31, 2002. The increase in general and administrative expenses as a percentage of revenue was a result of company investment in the development of new products and services.

         Net cash used in operating activities was $1,259,757 for the year ended December 31, 2003. Net cash used in operating activities was primarily attributable to net losses.

         Net cash provided by financing activities was $1,570,610 for the year ended December 31,2003. Net cash provided by financing activities resulted from an advance from a shareholder and a Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, the Company had ($1,123,166) of working capital. On February 28, 2004 the Company secured financing for $1,100,000. The Company believes that the new financing and cash generated from operations will be sufficient to meet the Company's cash requirements for the next twelve months.

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

         V. Jeffrey Harrell, age 38, is the Chairman of the Board, President, CEO, and Secretary of the Company. Mr. Harrell has held these positions since December 1999. Prior to joining Video Without Boundaries, Mr. Harrell was employed by Southeast Bankers Mortgage Corp. as Vice President of Sales from December 1998 to January 1999, and before that he served as Vice President of Kensington-Ashworth Financial Group, Inc. from March 1994 to January 1998.

The Company has not adopted yet the code of ethics for its Officers but intends to adopt code of ethics at its meeting of the Board of Directors in the near future.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company paid the following salaries to its executives:

                                                         2002           2003
                                                         ----           ----
V. Jeffrey Harrell,                                    $29,025        $32,250
President, CEO, and
Chairman of the Board

         None of the executives received any stock options or stock dividends. The above executive received reimbursement for health insurance as part of his compensation. The director was not compensated for any Board of Directors meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2003, the Company had 15,448,747 shares of its Common Stock issued and outstanding. The following table sets forth, as of December 31, 2003, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

                  Name and                         Amount
                  Address of                         of
Title of          beneficial                      beneficial         Percent of
Class             owner                             owner              class

Common         V. Jeffrey Harrell                 1,523,440             9.9%
               PO Box 30057
               Ft. Lauderdale, FL 33303

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.2 Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.3 Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

10.1 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.2 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.3 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.4 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.5 Office Lease (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 05/15/03)

10.10 Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.11 Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

         No reports on Form 8-K were filed by the Company during the third quarter of it's fiscal year ending December 31, 2003.

31.1     Certification

32.1     Certification

                                  Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VIDEO WITHOUT BOUNDARIES, INC.

April 14, 2004                           By: /s/ V. JEFFREY HARRELL
                                         ---------------------------
                                         V. Jeffrey Harrell,
                                         President and Chief
                                         Executive Officer

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT
                               85 ATLANTIC AVENUE
                               LYNBROOK, NY 11563
                                TEL# 516-594-9500
                                FAX# 516-594-9550

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
Video Without Boundaries, Inc.


         I have audited the accompanying balance sheet of Video Without Boundaries, Inc. as of December 31, 2003 and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2003, and December 31, 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and December 31, 2002 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In January and February 2004, $1,100,000 was invested in the Company through purchase of Sec. 144 shares.

/s/ Norman Stumacher
--------------------
Norman Stumacher
April 12, 2004

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 Balance Sheets


-------------------------------------------------------------------------------
                                                       12/31/02       12/31/03
-------------------------------------------------------------------------------
Assets                                                 audited         audited
Current assets:
Cash                                                 $    12,047    $    73,912
Accounts receivable                                  $       621    $   300,000
Inventory                                                     --    $     3,250
Deposit Neon Tech                                    $    10,000             --
                                                     -----------    -----------
Total current assets                                 $    22,668    $   377,162

Fixed assets:
Property and equipment                               $    66,006    $    94,198
                                                     -----------    -----------
Net fixed assets                                     $    66,006    $    94,198

Other assets                                                  --    $     1,850
Deposit CAC Media                                    $    70,000    $   163,000
Investment Cornerstone Entertainment                 $   210,871             --
International Consortium                             $    25,000             --
Media Ready Software                                          --    $   198,668
Prepaid Box Tooling                                           --    $    40,000
Brokenremote.tv                                               --             --
                                                     -----------    -----------
Total other assets                                   $   305,871    $   403,518

Total assets                                         $   394,545    $   874,877
===============================================================================

Liabilities and owner's equity
Current liabilities:
Accounts payable                                     $    85,375    $   224,769
Due To Shareholders                                  $   763,780    $ 1,238,258
Interest Payable                                     $     9,948    $     7,301
Notes Payable                                        $    20,000    $    30,000
Other                                                         --             --
Convertible Debentures                               $   268,000             --
-------------------------------------------------------------------------------
Total current liabilities                            $ 1,147,103    $ 1,500,328


Shareholders Equity
Common stock-par value $.001, 50,000,000 shares
authorized, 119,087 issued and outstanding
at December 31, 2002 and 15,448,747 at
December 31, 2003                                    $       119    $    15,449
Additional paid -in capital                          $ 1,415,770    $ 2,789,851
Deficit                                              ($2,168,447)   ($3,430,750)
-------------------------------------------------------------------------------
Total owner's equity                                 ($  752,558)   ($  625,450)

Total liabilities and stockholders' equity           $   394,545    $   874,877
===============================================================================

The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF OPERATIONS
         For year ended December 31, 2002 & year ended December 31, 2003

                                                     12/31/02        12/31/03
                                                   ------------    ------------
                                                      audited         audited

Revenues                                           $    330,621    $    190,770

Costs of Sales                                     $      3,921    $    176,046
                                                   ------------    ------------
              Gross Profit                         $    326,700    $     14,724

Selling,General, and Administrative Expenses       $    715,651    $  1,277,027
Research and Development                           $    427,000              --
Loss on Discontinued Business                      $    107,125              --
                                                   ------------    ------------
                                                   $  1,249,776    $  1,277,027

              Net Loss                             $   (923,076)   $ (1,262,302)
                                                   ============    ============


Basic Loss Per Share                               $      (7.75)   $     (0.082)
                                                   ============    ============
Diluted Earnings Per Share                         $      (7.72)   $     (0.162)
                                                   ============    ============

Weighted-average common shares outstanding
Basic                                                   119,087      15,448,747
                                                   ============    ============

Diluted                                                 119,573       7,783,917
                                                   ============    ============


The accompanying notes are an integal part of these financial statements

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 March 19, 1999 (Inception) to December 31, 2003

                                                                            Common Stock                  Additional Paid-In
                                                                        Shares        Amount            Capital         Deficit
                                                                        ------        ------            -------         -------

Sales of common stock-net                                                 18,750      $    19          $  293,591

Stock issued for services                                                 52,600      $    53          $  102,360

Stock issued for acquired companies                                       45,000      $    45          $      855

Sale of common stock for cash                                            133,650      $   133          $  174,867

Purchase of September Project II, Corp                                                                 $ (175,000)

Reverse acquisition of Video Without Boundaries, Inc.                    250,000      $   250          $    4,750

(Loss) for period March 19,1999(inception) to December 31, 1999                                                        $  (162,116)
                                                                      ============================================================
                                        Balance December 31, 1999        500,000      $   500          $  401,423      $  (162,116)

(Loss) for the year ended December 31, 2000                                                                            $  (226,714)

Stock issued for services                                                184,250      $   184          $    3,501
                                                                      ============================================================
                                        Balance December 31, 2000        684,250      $   684          $  404,924      $  (388,830)

Private Placement Offer                                                  144,307      $   145          $   25,455

(Loss) for the year ended December 31, 2001                                                                            $  (742,412)
                                                                      ============================================================
                                        Balance December 31, 2001        828,557      $   829          $  430,379      $(1,131,242)

Reverse Split 1 for 20                                                  (787,130)     $  (787)

Stock Issued For Services                                                     75      $     7          $  492,450

Stock Issued For Convertible Debenture                                    94,866      $   242          $  492,941

Reverse Split 1 for 300                                                  (17,281)     $  (172)

Dividend Cornerstone Entertainment                                                                                     $  (114,129)

(Loss) For The Year Ended December 31,2002                                                                             $  (923,076)
                                                                      ------------------------------------------------------------
                                        Balance December 31, 2002        119,087      $   119          $1,415,770      $(2,168,447)

Stock Issued For Acquisitions                                            750,000      $   750          $  449,250

Stock Issed For Convertible Debenture                                    949,660      $   950          $  495,510

Stock Issued For Debt                                                 12,795,000      $12,795          $  220,155

Stock Issued For Services                                                835,000      $   835          $  209,165

(Loss) For The Period Ended December 31, 2003                                                                          $(1,262,302)
                                                                      ------------------------------------------------------------
                                        Balance December 31, 2003     15,448,747      $15,449          $2,789,850      $(3,430,749)

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                12/31/02        12/31/03
                                                                               -----------    -----------
                                                                                 audited        audited
Cash flows from operating activities
            Net (loss)                                                         $  (923,076)   $(1,262,302)
            Adjustments to reconcile net (loss) to net cash
            (used) by operating activities
                                  Stock issued for services and acquired
                                  companies                                    $         7    $    15,330
                                  Depreciation                                 $    34,294    $   140,001
                                  Decrease (Increase) in accounts receivable   $      (621)   $  (299,379)
                                  Decrease (Increase) in inventories           $    (3,250)
                                  Decrease (Increase) in other Assets          $  (254,921)   $    (6,850)
                                  Increase (Decrease) in notes payable         $    17,301
                                  Increase (Decrease) in accounts payable      $   (84,049)   $   139,394
                                                                               -----------    -----------
                                            Total Adjustments                  $  (305,290)   $     2,546

                                            Net cash (used) by operating
                                            activities                         $(1,228,366)   $(1,259,757)

Cash flows from investing activities
                                  Purchase of property and equipment           $         0    $    (8,857)

                                  Net cash (used) by investing
                                  activities                                   $         0    $  (240,132)

Cash flows from financing activities
                                  Loan from shareholder                        $   554,094    $   474,478
                                  Sale of common stock                         $   427,191    $ 1,374,080
                                  Convertible Debentures                       $   237,000    $  (277,948)

                                            Net cash provided by financing
                                            activities                         $ 1,218,285    $ 1,570,610

Net change in cash                                                             $   (10,081)   $    61,865

Cash - beginning                                                               $    22,128    $    12,047

Cash - end                                                                     $    12,047    $    73,912
                                                                               ===========    ===========

Supplemental disclosures of cash flow information:
                                  Interest paid                                $        --    $        --
                                                                               ===========    ===========
                                  Taxes paid                                   $        --    $        --
                                                                               ===========    ===========

The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


Note 1. Nature of Business

         Video Without Boundaries is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB, and its subsidiaries, are leading suppliers of broadband products, services, and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K. All prior segments in 2001 were discontinued.

         A. The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss of ($1,262,303) for the current year, and has a working capital deficiency of ($1,123,166) at December 31, 2003. Such factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuation of the Company as a going concern is dependent on the Company's ability to attain profitable operations and/or obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In January and February 2004, $1,100,000 was invested in the Company through the purchase of Sec. 144 shares.

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

         Property and equipment at December 31, 2003 and December 31, 2002 consist of:

                                            2003         2002
                                          ---------    ---------

         Computer equipment               $ 405,179    $ 118,294
         Furniture and fixtures              27,687       27,687
                                          ---------    ---------
                                            432,866      145,981
         Less: Accumulated Depreciation    (140,001)     (79,974)
                                          ---------    ---------
                                          $ 292,865    $  66,007
                                          =========    =========

Note 2. Summary of Significant Accounting Policies-Continued

(Loss) Per Share

         (.082) Basic (loss) per share equals net (loss) divided by the weighted average shares outstanding during the period. Fully diluted shares assumes the average shares for the year.

         Leases - The Company's operating facilities are on a month to month leases for an annual rent of approximately $24,000.

         Due to Shareholders - The Company obtained loans from two shareholders totaling $474,478. The note is payable on demand with interest on the unpaid principal at the rate of 8.0% per annum. The balance of loans outstanding was $1,238,258 at December 31, 2003 and $763,780 at December 31, 2002.

Note 4. Income taxes

         At December 31, 2003 the Company had net operating loss carry forward of approximately $3,430,750, which expires thru 2023. The deferred benefit of the net operating loss carry forward has been fully reserved for due to the uncertainty of the timing of its recognition.

         At December 31, 2003, there are no items that give rise to deferred income taxes.

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

         Effective November 18, 2002 the Company effectuated a one-for-twenty reverse stock split. All share and per share data, is stated to reflect the split.

         In 2001 the Company sold convertible debentures totaling $485,500 interest on the outstanding principal shall accrue at the rate of 12% per annum. Holder may elect on maturity to collect the outstanding principal in shares of common stock at the rate of $0.05 per share. Subsequent to the balance sheet date all of the debentures were converted into common stock. In 2002 the company sold convertible debentures totaling 268,000. Interest on the outstanding principle share accrue at the rate of 12% per am mum. Holder may elect to collect the outstanding principal in shares of common stock at the rate of 50% of the bid price on conversion. These debentures were converted to 949,660 shares in 2003.

Note 6. Business Segments

         The Company is organized as on entity (See Note 1). Summarized financial information concerning the Company is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations. Reconciliation to Balance Sheets and Statements of Operations:

--------------------------------------------------------------------------------
2003                        Totals        2002                         Totals
--------------------------------------------------------------------------------
Net Sales                   190,770       Net Sales                    330,621
--------------------------------------------------------------------------------
Operating earnings (loss)   (1,262,303)   Operating earnings (loss)    (923,076)
--------------------------------------------------------------------------------
Depreciation                140,001       Depreciation                 32,230
--------------------------------------------------------------------------------
Total Assets                874,877       Total Assets                 394,545
--------------------------------------------------------------------------------
Capital Expenditures        353,108       Capital Expenditures         8,903
--------------------------------------------------------------------------------

Reconciliation to Balance Sheets and Statements of Operations:

                                                        2003          2002
                                                    -----------    -----------
         Assets
                  Corporate                         $   874,877    $   394,545
                                                    -----------    -----------

                           Total                    $   874,877    $   394,545
                                                    ===========    ===========

         Operating Results
                  Total s for reportable segments
                           Corporate                ($1,262,303)   ($  923,076)
                                                    -----------    -----------

                                    Total           ($1,262,303)   ($  923,076)
                                                    ===========    ===========

Note 7. Subsequent Events

         During 2002 Convertible Debentures totaling $485,500 were converted into 9,710,000 shares of common stock.

         During 2003 Convertible Debentures totaling $496,460 was converted into 949,660 shares of common stock.