Form 10QSB
period 2004-03-31
VIDEO WITHOUT BOUNDARIES INC
filed 2004-05-14
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were 25,948,747 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: March 31, 2004 and December 31, 2003

         Statement of Operations: Three Months Ending March 31, 2004 and Year Ending December 31, 2003

         Statement of Shareholder's Equity: Three Months Ending March 31, 2004

         Statements of Cash Flows: Three Months Ending March 31, 2004 and Year Ending December 31, 2003

         Notes to Financial Statements for March 31, 2004


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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 Balance Sheets

                                                                  12/31/03        03/31/04
                                                                -----------      -----------
ASSETS                                                            audited         unaudited
Current assets:
  Cash                                                          $    73,912      $   842,528
  Accounts receivable                                           $   300,000      $   302,064
  Inventory                                                     $     3,250      $    11,375
  Note - CAC                                                             --      $    75,000
                                                                -----------      -----------
  Total current assets                                          $   377,162      $ 1,230,967

Fixed assets:
  Property and equipment                                        $    94,198      $    97,427
                                                                -----------      -----------
  Net fixed assets                                              $    94,198      $    97,427

Other assets                                                    $     1,850      $     1,850
Deposit CAC Media                                               $   163,000      $   253,000
Media Ready Software                                            $   198,668      $   198,668
Prepaid Box Tooling                                             $    40,000      $    40,000
Brokenremote.tv                                                          --               --
                                                                -----------      -----------
  Total other assets                                            $   403,518      $   493,518

  TOTAL ASSETS                                                  $   874,877      $ 1,821,912
                                                                ===========      ===========

LIABILITIES AND OWNER'S EQUITY
Current liabilities:
  Accounts payable                                              $   224,769      $    44,292
  Due To Shareholders                                           $ 1,238,258      $ 1,411,478
  Interest Payable                                              $     7,301               --
  Notes Payable                                                 $    30,000               --
  Other                                                                  --               --
  Convertible Debentures                                                 --               --
                                                                -----------      -----------
  Total current liabilities                                     $ 1,500,328      $ 1,455,770


Shareholders Equity
  Common stock-par value $.001, 50,000,000 shares
  authorized, 15,448,747 issued and outstanding
  at December 31, 2003 and 25,948,747 at
  March 31, 2004                                                $    15,449      $    25,949
  Additional paid -in capital                                   $ 2,789,851      $ 3,954,351
  Deficit                                                       $(3,430,750)     $(3,614,158)
                                                                -----------      -----------
  Total owner's equity                                          $  (625,450)     $   366,142

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   874,877      $ 1,821,912
                                                                ===========      ===========


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENTS OF OPERATIONS
        For year ended December 31, 2003 & quarter ended March 31, 2004


                                                   12/31/03          03/31/04
                                                 ------------      ------------
                                                    audited         unaudited

Revenues                                         $    190,770      $     86,563

Costs of Sales                                   $    176,046      $     68,310
                                                 ------------      ------------

              Gross Profit                       $     14,724      $     18,253

Selling,General, and Administrative Expenses     $  1,277,027      $    201,661
Research and Development                                   --                --
Loss on Discontinued Business                              --                --
                                                 ------------      ------------
                                                 $  1,277,027      $    201,661

                                                 ------------      ------------
              Net Income / Loss                  $ (1,262,302)     $   (183,408)
                                                 ============      ============

Basic Loss Per Share                             $     (0.082)     ($     0.007)
                                                 ============      ============
Diluted Earnings Per Share                       $     (0.162)     $     (0.009)
                                                 ============      ============

Weighted-average common shares outstanding
Basic                                              15,448,747        25,948,747
                                                 ============      ============
Diluted                                             7,783,917        20,698,747
                                                 ============      ============


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  March 19, 1999 (Inception) to March 31, 2004

                                                                                                 Additional
                                                                            Common Stock          Paid-In
                                                                        Shares        Amount      Capital       Deficit
                                                                     ------------    --------    ----------   -----------
Sales of common stock-net                                                  18,750    $     19    $  293,591
Stock issued for services                                                  52,600    $     53    $  102,360
Stock issued for acquired companies                                        45,000    $     45    $      855
Sale of common stock for cash                                             133,650    $    133    $  174,867
Purchase of September Project II, Corp                                                           $ (175,000)
Reverse acquisition of Video Without Boundaries, Inc.                     250,000    $    250    $    4,750
(Loss) for period March 19,1999(inception) to December 31, 1999                                                $ (162,116)
                                                                     ====================================================
                                         Balance December 31, 1999        500,000    $    500    $  401,423   $  (162,116)


(Loss) for the year ended December 31, 2000                                                                   $  (226,714)
Stock issued for services                                                 184,250    $    184    $    3,501
                                                                     ====================================================
                                         Balance December 31, 2000        684,250    $    684    $  404,924   $  (388,830)

Private Placement Offer                                                   144,307    $    145    $   25,455
(Loss) For The Year Ended December 31, 2001                                                                   $  (742,412)
                                                                     ====================================================
                                         Balance December 31, 2001        828,557    $    829    $  430,379   $(1,131,242)


Reverse Split 1 for 20                                                   (787,130)   $   (787)
Stock Issued For Services                                                      75    $      7    $  492,450
Stock Issued For Convertible Debenture                                     94,866    $    242    $  492,941
Reverse Split 1 for 300                                                   (17,281)   $   (172)           --
Dividend Cornerstone Entertainment                                                                            $  (114,129)
(Loss) For The Year Ended December 31,2002                                                                    $  (923,076)
                                                                     ----------------------------------------------------
                                         Balance December 31, 2002        119,087    $    119    $1,415,770   $(2,168,447)


Stock Issued For Acquisitions                                             750,000    $    750    $  449,250
Stock Issed For Convertible Debenture                                     949,660    $    950    $  495,510
Stock Issued For Debt                                                  12,795,000    $ 12,795    $  220,155
Stock Issued For Services                                                 835,000    $    835    $  209,165
(Loss) For The Year Ended December 31, 2003                                                                   $(1,262,302)
                                                                     ----------------------------------------------------
                                         Balance December 31, 2003     15,448,747    $ 15,449    $2,789,850   $(3,430,749)

Stock Issued For Debt                                                   7,500,000    $  7,500    $   67,500
Stock Issued For Stock Sale                                             3,000,000    $  3,000    $1,097,000
(Loss) For The Period Ended March 31, 2004                                                                    $  (183,408)
                                                                     ----------------------------------------------------
                                         Balance March 31, 2004        25,948,747    $ 25,949    $3,954,350   $(3,614,157)


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                                              12/31/03                    03/31/04
                                                                           -------------             -------------
                                                                               audited                   unaudited
Cash flows from operating activities
           Net (loss)                                                       ($1,262,302)                ($183,408)
           Adjustments to reconcile net (loss) to net cash (used)
           by operating activities
                               Stock issued for services and acquired
                               companies                                        $15,330                        $0

                               Depreciation                                    $140,001                        $0
                               Decrease (Increase) in accounts receivable     ($299,379)                  ($2,064)
                               Decrease (Increase) in inventories               ($3,250)                  ($8,125)
                               Decrease (Increase) in other Assets              ($6,850)                 ($75,000)
                               Increase (Decrease) in notes payable             $17,301                  ($37,301)
                               Increase (Decrease) in accounts payable         $139,394                 ($180,477)
                                                                           -------------             -------------
                                         Total Adjustments                       $2,546                 ($302,966)

                                         Net cash (used) by operating
                                         activities                         ($1,259,757)                ($486,374)

Cash flows from investing activities
                               Purchase of property and equipment               ($8,857)                  ($3,229)

                               Net cash (used) by investing activities        ($240,132)                 ($90,000)

Cash flows from financing activities
                               Loan from shareholder                           $474,478                  $173,220
                               Sale of common stock                          $1,374,080                $1,175,000
                               Convertible Debentures                         ($277,948)                       $0

                                         Net cash provided by financing
                                         activities                           $1,570,610                $1,348,220

Net change in cash                                                              $61,865                  $768,617

Cash - beginning                                                                $12,047                   $73,912

Cash - end                                                                      $73,912                  $842,528
                                                                           =============             =============

Supplemental disclosures of cash flow information:
                               Interest paid                                    $ --                      $ --
                                                                                ----                      ----

                               Taxes paid                                       $ --                      $ --
                                                                                ----                      ----


    The accompanying notes are an integal part of these financial statements

                         Video Without Boundaries, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the three month period ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year.

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

OVERVIEW

Video Without Boundaries (VWB) provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

The company is developing new products and services in regards to its media convergance business within the home entertainment marketplace. Over the last 12 months, all major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, VWB is attempting to capitalize on the growth of this market through its professional services division and potential new partnerships and business ventures.

Video Without Boundaries (VWB) has repositioned itself within the entertainment and home broadband marketplace. VWB's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

     o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

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

The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon:

     o    Purchases of value-added applications through the MediaReady platform
     o Professional Services Revenue based upon customized value-added applications

In June 2003, Video Without Boundaries announced its new and more advanced MediaReady 4000 Internet/DVD player. The convergent device, which unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options, is expected to reach consumer electronics shelves in late November 2003. The biggest change in the MediaReady(TM) 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaReady(TM) 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

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

Sigma Designs specializes in silicon-based MPEG decoding for steaming video, progressive DVD playback, and advanced digital set-top boxes. The company's award-winning REALmagic(R) Video Streaming Technology is used in both commercial and consumer applications providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2, and MPEG-4. Headquartered in Milpitas, Calif., the company also has offices in China, Europe, Hong Kong, Japan, Korea, and Taiwan. In January 2004, the company sold 3,000,000 shares of its Restricted Common Stock pursuant to Rule 144 Under the Securities Act of 1933 to Margaux Investment Management Group S.A. for $1,100,000.

Currently Video Without Boundaries has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaReady line of set-top boxes on an order by order basis which will start in Q2 2004.

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

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. Since the company had minimal revenue for the period no customer accounted for more than 10.0% of Video Without Boundaries' revenues in the period ended March 31, 2004. Video Without Boundaries does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

CUSTOMERS

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

Results of Operations:
----------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                                                 YTD 200 3    YTD 2004
                                                3/31/2003    3/31/2004
                                                ---------   ----------
                                                unaudited    unaudited

Revenues                                        $       0    $  86,563

Cost of sales                                   $       0    $  68,310
                                                ---------    ---------
              Gross profit                      $       0    $  18,253

Selling, general, and administrative expenses   $ 474,225    $ 201,661
Research and Development                        $  12,311    $       0
                                                ---------    ---------

              Net Income                        ($486,536)   ($183,408)
                                                =========    =========

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues increased 100%, or $86,563 for the three months ended March 31, 2004 from $0 for the comparable period in 2003. This increase was due to the initial evaluation orders of our new MediaReady line of set-top boxes.

GROSS PROFIT

         Gross Profit increased 100%, or $18,253 for the three months ended March 31, 2004 from $0 for the comparable period in 2003.
The increase in gross profit was due to the initial evaluation orders of our new MediaReady line of set-top boxes.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased 57.5%, or $272,564 to $201,661 for the three months ended March 31, 2004 from $474,225 for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of revenue was a result of the consolidation of operations and re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004 the Company had cash and net working capital of $842,528 and ($224,804), respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

31 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2003

32 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

           No Reports on form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Video Without Boundaries, Inc.

Date:  May 14, 2004      By: /s/ V. JEFFREY HARRELL
                             -----------------------------------
                             V. Jeffrey Harrell, President & CEO