Form 10QSB
period 2004-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2004-08-16
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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


           888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33301
                     --------------------------------------
                     Address of principal executive offices

                                  954-527-7780
                     --------------------------------------
               Registrant's telephone number, including area code

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

As of June 30, 2004 there were 29,348,747 shares of the Issuer's Common Stock outstanding.

                               Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets: June 30, 2004 and December 31, 2003

         Statement of Operations: Six Months Ending June 30, 2004 and Year
            Ending December 31, 2003

         Statement of Shareholder's Equity: Six Months Ending June 30, 2004

         Statements of Cash Flows: Six Months Ending June 30, 2004 and Year
            Ending December 31, 2003

         Notes to Financial Statements for June 30, 2004


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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                           Consolidated Balance Sheets


                                                            12/31/2003       6/30/2004
                                                           -----------      -----------
                                                             audited         unaudited
Assets
Current assets:
  Cash                                                     $    73,912      $   468,233
  Accounts receivable                                      $   300,000      $ 1,244,879
  Inventory                                                $     3,250      $ 1,040,596
  Note - CAC                                               $         0      $   253,000
                                                           -----------      -----------
    Total current assets                                   $   377,162      $ 3,006,708

Fixed assets:
  Property and equipment                                   $    94,198      $   157,776
                                                           -----------      -----------
    Net fixed assets                                       $    94,198      $   157,776

Other assets                                               $     1,850      $    21,912
Investment in CAC Media                                    $   163,000      $   375,000
Media Ready Software                                       $   198,668      $   198,668
Prepaid Box Tooling                                        $    40,000      $    40,000
                                                           -----------      -----------
    Total other assets                                     $   403,518      $   635,580

    Total assets                                           $   874,877      $ 3,800,064
                                                           ===========      ===========

Liabilities and owner's equity
Current liabilities:
  Accounts payable                                         $   224,769      $   739,481
  Due To Shareholders                                      $ 1,238,258      $ 1,610,971
  Line of Credit                                           $         0      $ 1,097,836
  Interest Payable                                         $     7,301      $         0
  Notes Payable                                            $    30,000      $         0
  Other                                                           --        $    49,031
  Convertible Debentures                                          --        $         0
                                                           -----------      -----------
    Total current liabilities                              $ 1,500,328      $ 3,497,319


Shareholders Equity
Common stock-par value $.001, 50,000,000 shares
  authorized, 15,448,747 issued and outstanding
  at December 31, 2003 and 29,348,747 at June 30, 2004     $    15,449      $    29,349
GDI common stock-par value $1.00, 10,000 shares
  authorized, 1,000 shares issued and outstanding
  at June 30, 2004                                         $         0      $     1,000
Additional paid -in capital                                $ 2,789,851      $ 4,107,951
Deficit                                                    ($3,430,750)     ($3,835,554)
                                                           -----------      -----------
    Total owner's equity                                   ($  625,450)     $   302,745

    Total liabilities and stockholders' equity             $   874,877      $ 3,800,064
                                                           ===========      ===========

The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                      Consolidated Statements of Operations
        For year ended December 31, 2003 & six months ended June 30, 2004


                                                  12/31/2003        6/30/2004
                                                 ------------      ------------
                                                    audited         unaudited

Revenues                                         $    190,770      $  1,006,024

Costs of Sales                                   $    176,046      $    918,961

                                                 ------------      ------------
              Gross Profit                       $     14,724      $     87,063

Selling,General, and Administrative Expenses     $  1,277,027      $    548,011
Research and Development                                 --                --
Loss on Discontinued Business                            --                --
                                                 ------------      ------------
                                                 $  1,277,027      $    548,011

                                                 ------------      ------------
              Net Income / Loss                  ($ 1,262,302)     ($   460,948)
                                                 ============      ============


Basic Loss Per Share                             ($     0.082)     ($     0.016)
                                                 ============      ============
Diluted Earnings Per Share                       ($     0.162)     ($     0.021)
                                                 ============      ============

Weighted-average common shares outstanding
Basic                                              15,448,747        29,349,747
                                                 ============      ============
Diluted                                             7,783,917        22,399,247
                                                 ============      ============


The accompanying notes are an integal part of these financial statements


                                                    VIDEO WITHOUT BOUNDARIES, INC.

                                            Consolidated Statement of Shareholders' Equity
                                             March 19, 1999 (Inception) to June 30, 2004


                                                                                                     Additional
                                                                            Common Stock               Paid-In
                                                                       Shares          Amount          Capital           Deficit
                                                                    -----------      -----------      -----------      -----------

Sales of common stock-net                                                18,750      $        19      $   293,591             --
Stock issued for services                                                52,600      $        53      $   102,360             --
Stock issued for acquired companies                                      45,000      $        45      $       855             --
Sale of common stock for cash                                           133,650      $       133      $   174,867             --
Purchase of September Project II, Corp                                     --               --        ($  175,000)            --
Reverse acquisition of Video Without Boundaries, Inc.                   250,000      $       250      $     4,750             --
(Loss) for period March 19,1999(inception) to December 31, 1999            --               --               --        ($  162,116)
                                                                    -----------      -----------      -----------      -----------
   Balance December 31, 1999                                            500,000      $       500      $   401,423      ($  162,116)

(Loss) for the year ended December 31, 2000                                --               --               --        ($  226,714)
Stock issued for services                                               184,250      $       184      $     3,501             --
                                                                    -----------      -----------      -----------      -----------
   Balance December 31, 2000                                            684,250      $       684      $   404,924      ($  388,830)

Private Placement Offer                                                 144,307      $       145      $    25,455             --
(Loss) For The Year Ended December 31, 2001                                --               --               --        ($  742,412)
                                                                    -----------      -----------      -----------      -----------
   Balance December 31, 2001                                            828,557      $       829      $   430,379      ($1,131,242)

Reverse Split 1 for 20                                                 (787,130)     ($      787)            --               --
Stock Issued For Services                                                    75      $         7      $   492,450             --
Stock Issued For Convertible Debenture                                   94,866      $       242      $   492,941             --
Reverse Split 1 for 300                                                 (17,281)     ($      172)            --               --
Dividend Cornerstone Entertainment                                         --               --               --        ($  114,129)
(Loss) For The Year Ended December 31,2002                                 --               --               --        ($  923,076)
                                                                    -----------      -----------      -----------      -----------
   Balance December 31, 2002                                            119,087      $       119      $ 1,415,770      ($2,168,447)

Stock Issued For Acquisitions                                           750,000      $       750      $   449,250             --
Stock Issed For Convertible Debenture                                   949,660      $       950      $   495,510             --
Stock Issued For Debt                                                12,795,000      $    12,795      $   220,155             --
Stock Issued For Services                                               835,000      $       835      $   209,165
(Loss) For The Year Ended December 31, 2003                                --               --        ($1,262,302)
                                                                    -----------      -----------      -----------      -----------
   Balance December 31, 2003                                         15,448,747      $    15,449      $ 2,789,850      ($3,430,749)

Stock issued For Acquisitions                                             1,000      $     1,000      $    39,000             --
Stock Issued For Debt                                                10,000,000      $    10,000      $   125,000             --
Stock Issued For Services                                               900,000      $       900      $    57,100             --
Stock Issued For Stock Sale                                           3,000,000      $     3,000      $ 1,097,000             --
GDI retained earnings                                                      --               --               --        $    56,144
(Loss) For The Period Ended June 30, 2004                                  --               --               --        ($  460,948)
                                                                    -----------      -----------      -----------      -----------
   Balance June 30, 2004                                             29,349,747      $    30,349      $ 4,107,950      ($3,835,553)
                                                                    ===========      ===========      ===========      ===========


                                  VIDEO WITHOUT BOUNDARIES, INC.

                                     Statements of Cash Flows

                                                                12/31/2003       6/30/2004
                                                               -----------      -----------
                                                                 audited         unaudited
Cash flows from operating activities
  Net income/(loss)                                            ($1,262,302)     ($  460,897)
  Adjustments to reconcile net income/(loss) to net
   cash provided/(used) by operating activities
        Stock issuance                                         $    15,330      $    13,900
        Depreciation                                           $   140,001
        Decrease (Increase) in accounts receivable             ($  299,379)     ($   29,064)
        Decrease (Increase) in inventories                     ($    3,250)     ($   12,193)
        Decrease (Increase) in other Assets                    ($    6,850)     ($  102,000)
        Increase (Decrease) in notes payable                   $    17,301      ($   37,301)
        Increase (Decrease) in accounts payable                $   139,394      ($  206,273)
                                                               -----------      -----------
          Total Adjustments                                    $     2,546      ($  372,930)

                                                               -----------      -----------
          Net cash provided/(used) by operating activities     ($1,259,757)     ($  833,828)
                                                               -----------      -----------

Cash flows from investing activities
  Purchase of property and equipment                           ($    8,857)     ($   48,664)
  Investment in CAC                                            ($  240,132)     ($  375,000)
                                                               -----------      -----------
          Net cash provided/(used) by investing activities     ($  248,989)     ($  423,664)
                                                               -----------      -----------

Cash flows from financing activities
  Loan from shareholder                                        $   474,478      $   372,713
  Sale of common stock                                         $ 1,374,080      $ 1,279,100
  Convertible Debentures                                       ($  277,948)
                                                               -----------      -----------
          Net cash provided/(used) by financing activities     $ 1,570,610      $ 1,651,813
                                                               -----------      -----------

Net change in cash                                             $    61,865      $   394,322

Cash - beginning                                               $    12,047      $    73,912

Cash - end                                                     $    73,912      $   468,233
                                                               ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid                                                $      --        $      --
                                                               ===========      ===========

  Taxes paid                                                   $      --        $      --
                                                               ===========      ===========

                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the six month period ended June 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year.

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

OVERVIEW

Broadband Media Marketplace

         o        Nearly 80% of US household have a PC (Source - Gartner Group)

         o Nearly 75% of U.S. households have Internet access at home (Nielsen/NetRatings)

         o 47.87% of Internet-connected U.S. households have a broadband connection as of May 2004 (Nielsen/NetRatings)

         o U.S. households employing data networking solutions has surpassed 13 million (Parks Associates)

         o Four million+ households using wireless (Wi-Fi(R)) connections (Parks Associates)


With the mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet and move that media around our homes. The world is moving away from the storefront delivery of media to a new all-digital distribution system. Consumers are becoming acclimated to the benefits and quality of digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices that are changing the way we view media. Consumers no longer store their pictures, videos or audio files on tapes or other antiquated storage mechanisms.

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

         o Simple to use devices that conform to existing consumer behavior and media needs

         o Conceptual bridge between the "home PC" and the living room environment

         o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

Video Without Boundaries, Inc. is a pioneer in the emerging Broadband Media Device market. We are focused on delivery of broadband media products and solutions that are easy to use, easy to afford and able to entertain in ways never before imagined. Our second generation product, the MediaREADY 4000, is a first of its kind digital media center that allows you to fully access the widest range of digital media and display it on any television in your home.

VWB's goals are 1) innovative developer/licensor of interactive consumer electronics equipment 2) establish itself as a software/infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand
(IP) marketplace.

Broadband Media Device Competition

Industry                                    Product Line Example

PC Manufacturers:                           Multimedia PC "Media Station"

         o Form factor (design), connectivity and usability are not living room & stereo/TV friendly

         o        Designed for early adopter market

         o        Expensive (averaging $2,000)

Networking/Wireless Approach:               Media Receiver

         o        Requires PC and extensive PC proficiency from the user

         o        Expensive (averaging $849)

Consumer Electronics Manufacturers:         Media Server

         o        Expensive (averaging $7442)


Video Without Boundaries Products

Consumer Products

MediaREADY 4000

The MediaReady(TM) 4000 connects to your TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer's living rooms. The MediaReady 4000 is a product that was designed to give the answer. The MediaREADY 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling your entertainment choices. In addition, the product serves as an upgradeable platform that will allow you to constantly update the features and content to ensure you are able to enjoy this product well into the future.

MEDIAREADY 4000 HIGHLIGHTS

Media Jukebox - burn & manage your music, movies and pictures on the MediaREADY's hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices)

     RIP CDS ONTO THE MEDIAREADY 4000
              Get an easy access to all your music collection from the TV screen Create Playlists of your favorite songs

     PRESENT YOUR PICTURES ON THE TV
              Transfer pictures from digital camera to be displayed on the TV

              Transfer pictures from your PC to be displayed on the TV Create slideshows to auto-play while music plays at the same time

     PLAY MUSIC AND VIDEO FROM PC ON THE TV
              Access all the pictures, music and video stored on the PC from the TV

Download and stream full-Screen DVD quality Video and Music over the Internet on your TV

High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV

Enhanced DVD/CD Player with 5.1 Digital Surround

Create and manage multiple email accounts

TV-friendly games of all genres and skill levels

Simple to use Karaoke feature to sing along with your entire music collection or access new content on demand

Wireless Keyboard and Remote Controls both with trackball mouse built in for easy navigation

Unmatched level of connectivity for USB, 1394, Component or composite video peripherals

Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

Professional Products

In July 2004, we announced our plans to license the MediaREADY(TM) 400, MediaREADY(TM) 4000 and the MediaREADY(TM) Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. Both the MediaREADY(TM) 400 and the MediaREADY(TM) 4000 are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY(TM) Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.

HARDWARE AVAILABLE FOR LICENSE:

MEDIAREADY(TM) 4000 HARDWARE

The MediaREADY(TM) 4000 connects to a person's TV, home stereo, home network and Internet, combining the best of digital media into a single device. As media delivery continues to shift from tangible products to electronic media, new capabilities are required from the essential entertainment devices found in consumers' living rooms. The MediaREADY(TM) 4000 offers the answer with an essential suite of easy to navigate, TV-centric media applications that control all the user's various entertainment choices. In addition, the product serves as an upgrade platform for future features and content, thus ensuring the product's performance and enjoyment well into the future.

MEDIAREADY(TM)400 HARDWARE

The MediaREADY(TM) 400 takes the best features and functionality of the MediaREADY(TM) 4000 and encases them in a small, discreet enclosure. By offering an integrated hard drive, smart card support, Ethernet connectivity, USB/1394/superior A/V connectivity and a full go-to-market suite of TV-centric applications, the MediaREADY(TM) 400 brings today's high speed internet users a feature-rich solution to access their digital media.

MEDIAREADY(TM) MODULE
The MediaREADY(TM) Module can be designed into many different types of consumer electronics including televisions, DVD players, home theater amplifiers and receivers, and a host of other devices. This design flexibility allows VWB to provide a wide range of solutions for manufacturers looking to expand the feature-set of their devices. In an era when time-to-market is key, having a partner with proven hardware capabilities is fundamental to success. VWB works with the top IC solution providers in the world; what's more, no design or feature-set combination is too complicated for MediaREADY(TM) design products.

Video Without Boundaries is making its MediaREADY(TM) technology available for consumer electronic manufacturers beginning in Q4 2004.


In addition, the MediaReady platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. VWB offers value-added applications and upgrades that include:

         o        Games (Single or Multiplayer)

         o        On Demand Media Rental and Purchase

STRATEGY

Product Marketing and Sales Approach

MediaReady products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaReady features (DVD, PVR, Internet Access) and broadly accept the $399 - $499 price point, the key sales/marketing proposition is that the product:

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

         o Stands out as the "best buy for the dollar" (also provides the best profit ($$) for the retailer/salesperson)


The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon:

         o Purchases of value-added applications through the MediaReady platform

         o Professional Services Revenue based upon customized value-added applications

Acquisition of Graphics Distribution, Inc.

In June 2004, VWB completed its acquisition of (GDI), a Glendale,
Wisconsin-based high-technology distribution and product support services company. The acquisition, first made public in May when the two companies signed a letter of intent, assures VWB customers warehousing, logistics, and technical support for the new VWB MediaREADYTM 4000 consumer set-top device as well as other consumer electronics products.

Graphics Distribution, Inc., founded in 2000, is an established and profitable enterprise with fiscal 2003 revenues of $8 million. The company has relationships with many of America's largest and best-known retail consumer electronics and computer companies including CDW, Dell, Ingram Micro, Insight, Northrop Grumman, PC Connection, PC Mall, and Tiger Direct. The terms of the transaction were $1,500,000 in cash and 1,000,000 shares of restricted VWB common stock.

GDI currently serves as authorized distributor for manufacturers in the video, AV, personal computer, and IT segments and operates a warehouse and distribution center in Glendale, a suburb of Milwaukee. James Joachimczyk and the rest of GDI's highly-experienced senior management team will continue to operate the company as a wholly-owned subsidiary of VWB. GDI is located at 4650 North Port Washington Road, Glendale WI 53212.

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

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. During the perio ended June 30, 2004, no customer accounted for more than 10.0% of Video Without Boundaries' revenues. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

                       VIDEO WITHOUT BOUNDARIES, INC.

                    Consolidated Statements of Operations
      For period ending 06/30/2003 compared to period ending 06/302004


                                                    YTD 2003         YTD 2004
                                                   6/30/2003        6/30/2004
                                                  -----------      -----------
                                                   unaudited        unaudited

Revenues                                          $   190,770      $ 1,006,024

Cost of sales                                     $   175,926      $   918,961
                                                  -----------      -----------
              Gross profit                        $    14,844      $    87,063

Selling, general, and administrative expenses     $   517,760      $   548,011
                                                  -----------      -----------

              Net Income                          ($  502,916)     ($  460,948)
                                                  ===========      ===========

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues increased 427%, to $1,006,024 for the six months ended June 30, 2004 from $190,770 for the comparable period in 2003. This increase was due to the initial evaluation orders of our MediaReady product line and the GDI acquisition.

GROSS PROFIT

Gross Profit increased 491%, to $87,063 for the six months ended June 30, 2004 from $14,844 for the comparable period in 2003. The increase in gross profit was due to the initial evaluation orders of our MediaReady product line and the GDI acquisition.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased 5.8%, or $30,251 to $548,011 for the six months ended June 30, 2004 from $517,760 for the comparable period in 2003. The increase in general and administrative expenses was a result of increased staffing for the development, manufacturing, sales and marketing our MediaReady product line.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 the Company had cash and net working capital of $468,233 and ($490,611), respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

10.5     Office Lease

31.1     Certification

32.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2003

No Reports on form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Video Without Boundaries, Inc.

Date:  August 16, 2004                 By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO