Form 10QSB
period 2004-09-30
VIDEO WITHOUT BOUNDARIES INC
filed 2004-11-15
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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


           888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33304
                     --------------------------------------
                     Address of principal executive offices


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

As of September 30, 2004 there were 36,448,747 shares of the Issuer's Common Stock outstanding.

                         Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: September 30, 2004 and December 31, 2003

         Statement of Operations: Nine Months Ending September 30, 2004 and Year Ending December 31, 2003

         Statement of Shareholder's Equity: Nine Months Ending September 30,
         2004

         Statements of Cash Flows: Nine Months Ending September 30, 2004 and Year Ending December 31, 2003

         Notes to Financial Statements for September 30, 2004

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                           Consolidated Balance Sheets

                                                       12/31/03       9/30/2004
                                                     -----------     -----------
Assets                                                 audited        unaudited
Current assets:
  Cash                                               $    73,912     $   241,399
  Accounts receivable                                $   300,000     $ 1,092,009
  Inventory                                          $     3,250     $   459,423
  Note - CAC                                         $         0     $   253,000
                                                     -----------     -----------
  Total current assets                               $   377,162     $ 2,045,831

Fixed assets:
  Property and equipment                             $    94,198     $   163,752
                                                     -----------     -----------
  Net fixed assets                                   $    94,198     $   163,752

Other assets                                         $     1,850     $    21,951
Investment in CAC Media                              $   163,000     $   675,000
Graphics Distribution, Inc.                                 --       $ 1,500,000
Media Ready Software                                 $   198,668     $   203,168
Prepaid Box Tooling                                  $    40,000     $    40,000
                                                     -----------     -----------
  Total other assets                                 $   403,518     $ 2,440,119

  Total assets                                       $   874,877     $ 4,649,702
                                                     ===========     ===========

Liabilities and owner's equity
Current liabilities:
  Accounts payable                                   $   224,769     $   262,726
  Due To Shareholders                                $ 1,238,258     $ 2,280,463
  Line of Credit                                     $         0     $   812,544
  Interest Payable                                   $     7,301     $         0
  Notes Payable                                      $    30,000     $         0
  Other                                                       --     $    48,257
  Convertible Debentures                                      --     $         0
                                                     -----------     -----------
  Total current liabilities                          $ 1,500,328     $ 3,403,990

Long term liabilities:
  Note - GDI                                                  --     $ 1,150,000
                                                     -----------     -----------
Total long term liabilities                          $         0     $ 1,150,000

Shareholders Equity
  Common stock-par value $.001, 50,000,000 shares
  authorized, 15,448,747 issued and outstanding
  at December 31, 2003 and 36,448,747 at
  September 30, 2004                                 $    15,449     $    36,449
  GDI common stock-par value $1.00, 10,000 shares
  authorized, 1,000 shares issued and outstanding
  at September 30, 2004                              $         0     $     1,000
  Additional paid -in capital                        $ 2,789,851     $ 4,171,851
  Deficit                                            $(3,430,750)    $(4,113,587)
                                                     -----------     -----------
  Total owner's equity                               ($  625,450)    $    95,713

  Total liabilities and stockholders' equity         $   874,877     $ 4,649,703
                                                     ===========     ===========


    The accompanying notes are an integal part of these financial statements

                                                   YTD 2003         YTD 2004
                                                    9/30/03          9/30/04
                                                  -----------      -----------
                                                   unaudited        unaudited

Revenues                                          $   190,770      $ 3,757,474

Cost of sales                                     $   175,926      $ 3,479,150
                                                  -----------      -----------
             Gross profit                         $    14,844      $   278,324

Selling, general, and administrative expenses     $   648,925      $   997,968
Research and Development                          $         0      $         0
                                                  -----------      -----------

             Net Income                           ($  634,081)     ($  719,644)
                                                  ===========      ===========

                         VIDEO WITHOUT BOUNDARIES, INC.

                      Consolidated Statements of Operations
     For year ended December 31, 2003 & nine months ended September 30, 2004

                                                    12/31/03         9/30/04
                                                 ------------      ------------
                                                    audited          unaudited

Revenues                                         $    190,770      $  3,757,474

Costs of Sales                                   $    176,046      $  3,479,150

                                                 ------------      ------------
             Gross Profit                        $     14,724      $    278,324

Selling,General, and Administrative Expenses     $  1,277,027      $    997,968
Research and Development                                   --                --
Loss on Discontinued Business                              --                --
                                                 ------------      ------------
                                                 $  1,277,027      $    997,968

                                                 ------------      ------------
             Net Income / Loss                   ($ 1,262,302)     ($   719,644)
                                                 ============      ============

Basic Loss Per Share                             ($     0.082)     ($     0.020)
                                                 ============      ============
Diluted Earnings Per Share                       ($     0.162)     ($     0.028)
                                                 ============      ============

Weighted-average common shares outstanding
Basic                                              15,448,747        36,448,747
                                                 ============      ============
Diluted                                             7,783,917        25,948,747
                                                 ============      ============


    The accompanying notes are an integal part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                 Consolidated Statement of Shareholders' Equity
                March 19, 1999 (Inception) to September 30, 2004

                                                                                                      Additional
                                                                             Common Stock              Paid-In
                                                                         Shares         Amount          Capital        Deficit
                                                                       ----------    ------------    ------------   ------------

Sales of common stock-net                                                  18,750    $         19    $    293,591
Stock issued for services                                                  52,600    $         53    $    102,360
Stock issued for acquired companies                                        45,000    $         45    $        855
Sale of common stock for cash                                             133,650    $        133    $    174,867
Purchase of September Project II, Corp                                                               ($   175,000)
Reverse acquisition of Video Without Boundaries, Inc.                     250,000    $        250    $      4,750
(Loss) for period March 19,1999(inception) to December 31, 1999                                                     ($   162,116)
                                                                       ==========    ============    ============   ============
                                        Balance December 31, 1999         500,000    $        500    $    401,423   ($   162,116)

(Loss) for the year ended December 31, 2000                                                                         ($   226,714)
Stock issued for services                                                 184,250    $        184    $      3,501
                                                                       ==========    ============    ============   ============
                                        Balance December 31, 2000         684,250    $        684    $    404,924   ($   388,830)

Private Placement Offer                                                   144,307    $        145    $     25,455
(Loss) For The Year Ended December 31, 2001                                                                         ($   742,412)
                                                                       ==========    ============    ============   ============
                                        Balance December 31, 2001         828,557    $        829    $    430,379   ($ 1,131,242)

Reverse Split 1 for 20                                                   (787,130)   ($       787)
Stock Issued For Services                                                      75    $          7    $    492,450
Stock Issued For Convertible Debenture                                     94,866    $        242    $    492,941
Reverse Split 1 for 300                                                   (17,281)   ($       172)
Dividend Cornerstone Entertainment                                                                                  ($   114,129)
(Loss) For The Year Ended December 31,2002                                                                          ($   923,076)
                                                                       ----------    ------------    ------------   ------------
                                        Balance December 31, 2002         119,087    $        119    $  1,415,770   ($ 2,168,447)

Stock Issued For Acquisitions                                             750,000    $        750    $    449,250
Stock Issed For Convertible Debenture                                     949,660    $        950    $    495,510
Stock Issued For Debt                                                  12,795,000    $     12,795    $    220,155
Stock Issued For Services                                                 835,000    $        835    $    209,165
(Loss) For The Year Ended December 31, 2003                                                                         ($ 1,262,302)
                                                                       ----------    ------------    ------------   ------------
                                        Balance December 31, 2003      15,448,747    $     15,449    $  2,789,850   ($ 3,430,749)

Stock issued For Acquisitions                                               1,000    $      1,000    $     39,000
Stock Issued For Debt                                                  17,100,000    $     17,100    $    188,900
Stock Issued For Services                                                 900,000    $        900    $     57,100
Stock Issued For Stock Sale                                             3,000,000    $      3,000    $  1,097,000
GDI retained earnings                                                                                               $    128,248
(Loss) For The Period Ended September 30, 2004                                                                      ($   811,091)
                                                                       ----------    ------------    ------------   ------------
                                        Balance September 30, 2004     36,449,747    $     37,449    $  4,171,850   ($ 4,113,592)

    The accompanying notes are an integral part of these financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.

                            Statements of Cash Flows

                                                                         12/31/03         9/30/04
                                                                       -----------      -----------
                                                                         audited         unaudited
Cash flows from operating activities
       Net income/(loss)                                               ($1,262,302)     ($  811,091)
       Adjustments to reconcile net income/
          (loss) to net cash provided/
          (used) by operating activities
             Stock issuance                                            $    15,330      $    23,000
             Depreciation                                              $   140,001
             Decrease (Increase) in accounts receivable                ($  299,379)     ($    2,064)
             Decrease (Increase) in inventories                        ($    3,250)     ($   72,816)
             Decrease (Increase) in other Assets                       ($    6,850)     ($  101,726)
             Increase (Decrease) in notes payable                      $    17,301      ($   37,301)
             Increase (Decrease) in accounts payable                   $   139,394      ($  132,230)
                                                                       -----------      -----------
                  Total Adjustments                                    $     2,546      ($  323,136)
                                                                       -----------      -----------

                  Net cash provided/(used) by operating activities     ($1,259,757)     ($1,134,227)
                                                                       -----------      -----------

Cash flows from investing activities
             Purchase of property and equipment                        ($    8,857)     ($   59,287)
             Investment in CAC                                         ($  240,132)     ($  675,000)
             Graphics Distribution                                     $         0      ($  350,000)
                                                                       -----------      -----------
                  Net cash provided/(used) by investing activities     ($  248,989)     ($1,084,287)
                                                                       -----------      -----------

Cash flows from financing activities
             Loan from shareholder                                     $   474,478      $ 1,043,002
             Sale of common stock                                      $ 1,374,080      $ 1,343,000
             Convertible Debentures                                    ($  277,948)
                                                                       -----------      -----------
                  Net cash provided/(used) by financing activities     $ 1,570,610      $ 2,386,002
                                                                       -----------      -----------

Net change in cash                                                     $    61,865      $   167,487

Cash - beginning                                                       $    12,047      $    73,912

Cash - end                                                             $    73,912      $   241,399
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
             Interest paid                                             $        --      $        --
                                                                       ===========      ===========

             Taxes paid                                                $        --      $        --
                                                                       ===========      ===========


                         VIDEO WITHOUT BOUNDARIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                    unaudited



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

Note 2.  Basis of Presentation

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the nine month period ended September 30, 2004. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year.

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

OVERVIEW

Broadband Media Marketplace

Just when broadband growth in the US appeared to be waning, Leichtman Research Group, Inc. (LRG) found that the twenty largest cable and DSL providers in the US - representing about 95% of the market - achieved record net additions in the third quarter of 2004. Combined net additions for the quarter totaled over 2.3 million subscribers - a total that slightly exceeded the previous record set in the first quarter of 2004.

The top broadband providers now account for over 30.9 million high-speed Internet subscribers, with cable having nearly 18.8 million broadband subscribers, and DSL having close to 12.2 million subscribers.

Other key findings include:

o The top cable providers added 1.28 million subscribers, representing 55% of the net broadband additions for the quarter versus DSL - rebounding from last quarter when DSL, for the first quarter ever, had a greater share of net additions than cable

o Comcast alone added a record 549,000 net additional subscribers in the quarter - representing 44% of total additions for the top cable operators, and nearly a quarter of all broadband adds in the quarter

o The top cable broadband providers retain a 6.6 million subscriber advantage over DSL and have a 61% share of the total market versus DSL

o In the past year, from the end of third quarter of 2003 to the end of the third quarter of 2004, cable and DSL added 8.3 million net subscribers - a record for any one year period



BROADBAND INTERNET PROVIDER             SUBSCRIBERS AT END OF Q3 2004            NET ADDS IN Q3 2004
CABLE
Comcast                                 6,554,000                                549,000
Time Warner                             3,716,000                                168,000
Cox                                     2,430,555                                184,446
Charter                                 1,819,900                                108,500
Adelphia**                              1,253,407                                85,605
Cablevision                             1,259,024                                79,984
Bright House Networks*                  700,000                                  25,000
Mediacom                                350,000                                  23,000
Insight                                 311,500                                  37,600
RCN*                                    215,000                                  5,000
Cable One                               165,600                                  13,300
TOTAL TOP CABLE                         18,774,986                               1,279,435

DSL
SBC                                     4,679,000                                402,000
Verizon                                 3,253,000                                309,000
Bell South                              1,872,000                                134,000
Qwest                                   956,000                                  103,000
Covad                                   524,900                                  10,555
Sprint                                  432,000                                  49,000
ALLTEL                                  216,885                                  22,351
Cincinnati Bell                         123,000                                  6,000
Century Tel                             120,869                                  12,049
TOTAL TOP DSL                           12,177,654                               1,047,955

TOTAL BROADBAND                         30,952,640                               2,327,390

Sources: The Companies and Leichtman Research Group, Inc. * Bright House Networks and RCN subscriber counts are estimates ** Adelphia subscriber counts do not include properties owned by the Rigas family Top cable and DSL providers represent approximately 95% of all subscribers Company subscriber counts may not represent solely residential households.

Similar research in the industry also points out that over 50% of broadband customers are installing in-home networks as a means for sharing high speed data connections, files and resources. With this mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet and move that media around our homes. The world is moving away from the storefront delivery of media to a new all-digital distribution system. Consumers are becoming acclimated to the benefits and quality of digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices that are changing the way we view media. Consumers no longer store their pictures, videos or audio files on tapes or other antiquated storage mechanisms.

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

         o Simple to use devices that conform to existing consumer behavior and media needs

         o Conceptual bridge between the "home PC" and the living room environment

         o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

The Video Without Boundaries (VWB) MediaREADYTM products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADYTM units have the ability to connect PC's wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC's to its onboard hard drive. The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADYTM units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC. The recently announced MediaREADYTM 5000 also adds the ability to record live TV and burn DVDs. Similar in size to a standard DVD player, the MediaREADYTM products retail between $449-$899.

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

Simple to use Karaoke feature to sing along with your entire music collection or access new content on demand

Wireless Keyboard and Remote Controls both with trackball mouse built in for easy navigation

Unmatched level of connectivity for USB, 1394, Component or composite video peripherals

Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

MediaREADY 4000+RW

The MediaReady(TM) 4000+RW, Retail Price $599, connects to your TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. The unit supports an essential suite of TV-centric media applications that create an easy to navigate environment for controlling your entertainment choices. The product also allows the user to easily archive all of their digital media through the DVD+RW loader. In addition, the product serves as an upgradeable platform that will allow you to constantly update the features and content to ensure you are able to enjoy this product well into the future.


MediaREADY(TM) 4000+RW Highlights -

Broadband Connectivity


Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive


In-home Network Ready


PCMCIA Wireless card or Ethernet capable


DVD+RW


Enhanced DVD/CD Player and Recorder with 5.1 Digital Surround


Media Jukebox
Burn & manage your music, movies and pictures on the MediaREADY(TM)'s hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices). Rip CDs onto the MediaREADY 4000 . Play Music and Video from PC on the TV.


Support for Streaming and Downloaded Media


Full-Screen DVD quality Video and Music over the Internet on your TV


Web Browsing


High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV


TV E-Mail


Create and manage multiple email accounts


MediaREADY 5000 PVR+RW

The MediaREADY(TM) 5000 PVR+RW, suggested retail price $899, lets users customize viewing by recording shows on a built-in computer hard drive or DVD recorder. Made popular by TiVo, the concept of time shifting television is gaining mass acceptance. The functionality of this unit is, however, unmatched in the industry. Users can access digital media files on the unit's internal drive, any PC or on the same in-home network, connected peripheral devices. In addition, the unit brings On-demand content, E-mail, Internet browser, Games, and MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.


Professional Products

In July 2004, VWB announced our plans to license the MediaREADY(TM) 400, MediaREADY(TM) 4000 and the MediaREADY(TM) Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. The company has recently added the MediaREADY 5000 PVR+RW to the list of available products. All MediaREADY(TM) products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY(TM) Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.


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

MediaREADY 5000 PVR+RW

The MediaREADY(TM) 5000 PVR+RW will combine a suite of popular TV-centric applications for digital media management and communication with an advanced electronic program guide and the ability to record broadcast media on either the internal hard drive or DVD recorder.

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

In addition, the MediaReady platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. VWB offers value-added applications and upgrades that include:

o        Games (Single or Multiplayer)
o        On Demand Media Rental and Purchase

Content Delivery Network
In September VWB announced the launch of the Content Delivery Network (CDN) supported by technology partner C.A.C Media. The CDN will be deployed by Video Without Boundaries on all MediaREADYTM products and will deliver DVD quality video content to MediaREADYTM enabled TVs over the Internet. The network will support a wide range of content including Channel Programming (Subscription Video on Demand) and Library Subscription Video on Demand. The CDN is a major step forward in consumer electronics as we will be in a position to generate an ongoing revenue stream from every unit sold.
About the content available:

Channel Program (SVOD)
Using a TV-based navigation screen, MediaREADYTM users can log on a channel, select a show they are interested in watching and click to play it instantaneously. Channels may consist of daily or weekly episode updates.

Individual Titles - VOD
Home users can browse between available titles and select titles they wish to view. The content is sent over the Internet to a MediaREADY device and will play on a TV screen connected to any enabled device. The content network will support DVD and High Definition quality video transmission. Content owners have the option of allowing users to "purchase" instead of rent. If purchased, the user will receive a physical DVD of the purchased material along with unlimited access to the title on their MCSS device.

Library SVOD
The CDN also provides a great platform for instructional content and large archives of content to generate income by offering up to 1 year of unlimited access libraries of content and instructional video classes. From wine tasting and magic lessons to archival music collections of the 60s, the Library SVOD feature serves both consumers and content owners.

At the Digital Hollywood Conference in Los Angeles VWB announced the TV FOR THE PEOPLE BY THE PEOPLETM Concept. In partnership with CAC Media, the company is creating a number of independently developed "channels" scheduled for the 2005 season which are currenlty in production including; Celebrity Gossip, Console Game Review, Yoga Instruction, Beat'em at Hold'em, Muscle Cars, $500 US Travel, Become a Magician, Daily Soap Review, Diet Channel, Knit 1 Perl 2, Frat Party USA, Dance Channel and Extreme Pranks & Jokes.

This Content Delivery Network will be available on Video Without Boundaries MediaREADYTM hardware and is also available for license by other CE/PC manufacturers. The projected network is 5,000 "Pilot" households by the end of 2004 and 250,000 households by the end of 2005.

STRATEGY

Product Marketing and Sales Approach

MediaReady products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaReady features (DVD, PVR, Internet Access) and broadly accept the $299 - $499 price point, the key sales/marketing proposition is that the product:

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

The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon:

         o Purchases of value-added applications through the MediaReady platform

         o Professional Services Revenue based upon customized value-added applications

Acquisition of Graphics distribution, Inc.

In September 2004, VWB completed its acquisition of (GDI), a Glendale, Wisconsin-based high-technology distribution and product support services company. The acquisition, first made public in May when the two companies signed a letter of intent, assures VWB customers warehousing, logistics, and technical support for the new VWB MediaREADYTM 4000 consumer set-top device as well as other consumer electronics products.

Graphics Distribution, Inc., founded in 2000, is an established and profitable enterprise with fiscal 2003 revenues of $8 million. The company has relationships with many of America's largest and best-known retail consumer electronics and computer companies including CDW, Dell, Ingram Micro, Insight, Northrop Grumman, PC Connection, PC Mall, and Tiger Direct. The terms of the transaction are $1,500,000 in cash and 1,000,000 shares of restricted VWB common stock.

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

CUSTOMERS
          VWB will continue to focus on long-term relationships with client's that will range from retail consumers to small, medium, and large business customers. If its clients terminate purchase orders or if Video Without Boundaries is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

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

Video Without Boundaries' product sales will vary in size; therefore, a customer that accounts for a significant portion of Video Without Boundaries' revenues in one period may not generate a similar amount of revenue in subsequent periods. During the perio ended September 30, 2004, no customer accounted for more than 10.0% of Video Without Boundaries' revenues. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on Video Without Boundaries' business, financial condition, and results of operations.

Results of Operations:
--------------------------------------------------------------------------------

The following table sets forth certain statements of operations data of the Company both in actual dollars and as a percentage of revenue for the period indicated:

Insert:
Statement of Operations 2003 Q3 and 2004 Q3

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

REVENUES

         Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues increased 1,870%, to $3,757,474 for the nine months ended September 30, 2004 from $190,770 for the comparable period in 2003. This increase was due primarily to the acquisition of GDI, Inc. and the revenue produced from this subsidiary.

GROSS PROFIT

         Gross Profit increased 1775%, to $278,324 for the nine months ended September 30, 2004 from $14,844 for the comparable period in 2003. This increase was due primarily to the acquisition of GDI, Inc. and the revenue produced from this subsidiary.

GENERAL AND ADMINISTRATIVE

          General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses as a percentage of revenue decreased to 27% for the nine months ended September 30, 2004 from 340% for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of revenue was a result of the consolidation of operations and re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004 the Company had cash and net working capital of $241,399 and ($1,358,159), respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

                                        Video Without Boundaries, Inc.

Date:  November 15, 2004                By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO