Form 10KSB/A
period 2002-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-06-22
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           COMMISSION FILE NO: 0-31497

                         VIDEO WITHOUT BOUNDARIES, INC.
                     (Name of small business in its charter)

                               FLORIDA 65-1001686
           (State of Incorporation) (IRS Employer Identification No.)

                        888 EAST LAS OLAS BLVD, SUITE 710
            Address of Principal Executive Office (street and number)

                            FORT LAUDERDALE, FL 33301
                            City, State and Zip Code

                                 (954) 527-7780
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

(Issuers involved in bankruptcy proceedings during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2003: 1,569,087 shares of common stock.

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-KSB (the "Amended Form 10-KSB/A") to restate Item 6, Item 10, and audited financial statements contained in the Company's Annual Report on Form 10-KSB (the "Original Form 10-KSB") for the period ended December 31, 2002 as originally filed with the Securities and Exchange Commission on April 11, 2003. This Amended Form 10-KSB/A reflects restatements of the previously filed audited financial statements as of December 31, 2002 and related changes in the Management's Discussion and Analysis of Financial Condition and Results of Operations resulting from the matters discussed below.

The restatement resulted primarily from correction of accounting for the following transactions: (1) determination that the investment in Cornerstone Entertainment had no value (2) determination that the receivable from International Consortium is not collectible (3) accrual to shareholder loans for interest expense (4) reversal of expenses charged to the Company by certain shareholders (5) correction of the amount booked for depreciation of property and equipment (6) accrual for salary to President (7) reversal of loss on discontinued business and professional fees expensed in prior year (8) reversal of accrued interest (9) recognition of beneficial conversion feature of debentures (10) reclassification of various balance sheet assets and liabilities
(11) correction to classifications of various operating costs.

This Amended Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-KSB, except as required to reflect the effects of the noted restatements. Additionally, this Amended Form 10-KSB/A and the Original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing on this Amended Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-KSB/A contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Form 10-KSB/A regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in our Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

PART I
--------------------------------------------------------------------------------
ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

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

         The Company's headquarters is located at 1975 E. Sunrise Blvd. 5th Floor Ft. Lauderdale, FL 33304 and its telephone number is (954) 462-8302.

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB/A.

OVERVIEW

The Company has historically provided Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. We have Company divisions in the following areas: e-business solutions, advertising and marketing, streaming video technology, and internet mortgage banking. We utilize our knowledge base and professional talent from these Company divisions to provide our clients with various solution offerings.

The Company is re-positioning itself to enter the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focusing on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. As VWB products and services develop in these new market areas, the Company is planning to become a supplier of broadband products, services and content, including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

o        E-BUSINESS SOLUTIONS - www.webodyssey.cc
              In April 2001, the Company expanded its Odyssey Advertising group and created WebODYSSEY. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

              Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services.

              The Company's WebOdyssey division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result, the Company has not had any significant revenue from these operations and because of a re-focusing of its business model, the Company does not anticipate any material improvement or resource allocation to this division in the future.

o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com
              In December 2001 the Company announced the development of "Video Without Boundaries", a method of linking the Internet through streaming video presentations by creating Hot Spots embedded in video streams. These navigational links are a natural element within the video on which your choice of web sites, products, demonstrations, catalogs, and e-commerce applications can be instantaneously accessed.

              The Company's Simply Streaming division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result, the Company has not had any significant revenue from these operations and because of a re-focusing of its business model, the Company does not anticipate any material improvement or resource allocation to this division in the future.

o        INTERNET MORTGAGE BANKING - www.valumortgages.com
              In January 2001 the Company created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

              The Company acquired a Mortgage Lenders license in anticipation of funding loans for servicing in the future. No decision has been made as to when such funding may begin. Currently the Company does not have a warehouse line, does not fund loans with Company money, and is not currently servicing any loans. To date the Company has not conducted business as a mortgage lender. All loans closed to date have been loans originated as transactions of a correspondent mortgage lender or a mortgage brokerage business. Therefore, loans closed have been funded with funds from wholesale lending institutions that pay origination fees to the Company for the deliverance of mortgages.

              ValuMortgages.com division has ceased operations effective December 31, 2002 because the Company financial net worth was not sufficient to renew its state of Florida mortgage license.

Historically, the Company has derived substantially all of its revenues from fees and product sales for services and products generated on a project-by-project basis. Video Without Boundaries services and products are provided on both a fixed-time, fixed-price basis and on a time and material basis. Historically, Video Without Boundaries has not operated on a retainer basis; however, in the future, Video Without Boundaries may utilize such arrangements.

In addition, because a proportion of the Company's expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

The Company's projects vary in size and scope; therefore, a client that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods.

The Company does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of the Company's revenues may be generated from a small number of clients. These clients may not retain the Company in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on the Company's business, financial condition, and results of operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

REVENUES

Net sales are comprised of product and services sales, net of returns and allowances. In 2002, revenues were $5,621 compared to $597,076 for the same period ended December 31, 2001. The decrease in net sales was due to the continued decrease in customer requirements for our products and services and the consolidation and elimination of Company divisions.

Cost of sales decreased from $428,212 in 2001 to $3,921 in 2002. As a percentage of net sales, the Company's gross margin was 28.3% for 2001 and 30.2% for 2002. Due to the consolidation and elimination of Company divisions, the current margin is not necessarily indicative of anticipated future margin.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses were $880,737 for the year ended December 31, 2002 compared to $684,271 for the year ended December 31, 2001. The increase was due to the re-focusing of the Company's business model.

Net cash used in operating activities was $553,018 for the year ended December 31, 2002. Net cash used in operating activities was primarily attributable to net losses.

Net cash provided by financing activities was $551,740 for the year ended December 31, 2002. Net cash provided by financing activities resulted from an advance from a shareholder and a convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had ($678,907) of working capital. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The current executive officers, directors and significant employees of the Company are as follows:
--------------------------------------------------------------------------------
ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
The Company paid the following salaries to its executives:

                                                        2001              2002
                                                        ----              ----
V. Jeffrey Harrell,                                   $32,600           $29,025
Chairman of the Board, President, and CEO

On December 31, 2002 the Company accrued $120,975 for unpaid services rendered for the executive above.

The executive did not receive any stock options or stock dividends. The executive did not receive reimbursement for health insurance. The director was not compensated for any Board of Directors meetings.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

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
                   PO Box 30057
                   Ft. Lauderdale, FL 33303



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

                                   Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report as amended to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIDEO WITHOUT BOUNDARIES, INC.


                                      By: /s/ V. Jeffrey Harrell
                                      ---------------------------
                                      (Principal Executive Officer and Director)


                                      Date: June 22, 2005

                         VIDEO WITHOUT BOUNDARIES, INC.



                              FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                    CONTENTS


                                                                           Page

Reports of Public Accounting Firms ....................................... 1-2

Financial Statements:

  Balance Sheets .........................................................   3

  Statements of Operations ...............................................   4

  Statement of Stockholders' Deficit .....................................   5

  Statements of Cash Flows ...............................................   6

  Notes to Financial Statements .......................................... 7-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Video Without Boundaries, Inc.

We have audited the balance sheet of Video Without Boundaries, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2002, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the accompanying balance sheet and related statements of operations, changes in stockholders' deficit and cash flows have been restated to reflect the proper accounting for certain transactions which took place during the year ended December 31, 2002.


/s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
June 15, 2005

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS
                                   DECEMBER 31


                                                                                             2002             2001
                                                                                          -----------      -----------
                                                                                           Restated
                                     ASSETS

 Current assets:
     Cash  and cash equivalents                                                           $    12,047      $    22,128
     Accounts receivable, net of allowance for doubtful accounts of
              $-0- in 2002 and 2001, respectively                                                 621               --
     Loans receivable                                                                          80,000               --
                                                                                          -----------      -----------
         Total current assets                                                                  92,668           22,128
                                                                                          -----------      -----------
  Property and equipment, net                                                                  82,220           91,498
                                                                                          -----------      -----------
 Other assets                                                                                      --           50,950
                                                                                          -----------      -----------
         Total assets                                                                     $   174,888      $   164,576
                                                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable trade                                                                    85,374          169,424
     Accrued salary to president                                                              120,975               --
     Notes payable and accrued interest - shareholders'                                       510,926          209,686
     Notes payable  and accrued interest                                                       54,300               --
     Convertible debentures                                                                        --          485,500
                                                                                          -----------      -----------
         Total current liabilities                                                            771,575          864,610
                                                                                          -----------      -----------
 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized,
          119,087 and 2,762 shares issued and outstanding at
          December 31, 2002 and 2001, respectively                                                119                3
       Additional paid-in capital                                                           1,519,138          431,205
       Accumulated deficit                                                                 (2,115,944)      (1,131,242)
                                                                                          -----------      -----------
         Total stockholders' deficit                                                         (596,687)        (700,034)
                                                                                          -----------      -----------
         Total liabilities and stockholders' deficit                                      $   174,888      $   164,576
                                                                                          ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                     2002           2001
                                                  ---------      ---------
                                                   Restated

Sales                                             $   5,621     5$6597,076

Cost of sales                                         3,921        428,212
                                                  ---------      ---------

         Gross profit                                 1,700        168,864


Operating expenses:
     Selling, general and administrative            880,737        684,271
     Depreciation                                    18,081         32,230
     Research and development                        46,062        178,000
     Interest                                        41,522         16,775
                                                  ---------      ---------

                                                    986,402        911,276
                                                  ---------      ---------

Net loss                                          $(984,702)     $(742,412)
                                                  =========      =========


Basic and fully diluted loss per share            $   (8.27)     $ (317.54)
                                                  =========      =========


Weighted-average number of shares
     used in computing per share amounts            119,087          2,338
                                                  =========      =========























   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                    Restated


                                                              Common Stock            Additional
                                                     ---------------------------       Paid-In       Accumulated
                                                        Shares          Amount         Capital         Deficit            Total
                                                     -----------     -----------     -----------     -----------      -----------
Balance December 31, 2000                                  2,281     $         2     $   405,606     $  (388,830)          16,778

Private placement offer                                      481               1          25,599              --           25,600

Net loss for the year                                         --              --              --        (742,412)        (742,412)
                                                     -----------     -----------     -----------     -----------      -----------

Balance December 31, 2001                                  2,762               3         431,205      (1,131,242)        (700,034)

Stock issued for services                                 78,035              78         261,922              --          262,000

Stock issued for convertible debentures and
     related accrued interest                             34,123              34         526,515              --          526,549

Stock issued for cash                                      2,500               3          37,497              --           37,500

Stock issued to International Consortium                   1,667               1          24,999              --           25,000

Accounting recognition of  beneficial conversion
      feature on debentures                                   --              --         237,000              --          237,000

Net loss for the year                                         --              --              --        (984,702)        (984,702)
                                                     -----------     -----------     -----------     -----------      -----------

Balance December 31, 2002                                119,087             119       1,519,138      (2,115,944)        (596,687)
                                                     ===========     ===========     ===========     ===========      ===========



















   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31


                                                                                   2002           2001
                                                                                 ---------      ---------
                                                                                 Restated
 Cash flows from operating activities:
     Net loss                                                                    $(984,702)     $(742,412)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation                                                           18,081         32,230
             Bad debts                                                              25,000             --
             Interest on debentures converted to stock                              36,049             --
             Interest on notes payable                                               3,300             --
             Stock issued for services                                             262,000             --
            Changes in assets and liabilities
                           (Increase) decrease in accounts receivable                 (621)       275,534
                           Decrease in inventories                                      --        112,454
                           (Increase) decrease in other assets                      50,950        (42,101)
                           (Decrease) in accounts payable                          (84,050)      (210,751)
                           Increase in accrued salary to president                 120,975             --
                                                                                 ---------      ---------

                                Net cash used in operating activities             (553,018)      (575,046)
                                                                                 ---------      ---------

 Cash flows from investing activities:
     Purchases of property and equipment                                            (8,803)       (84,491)
                                                                                 ---------      ---------
                                 Net cash used in investing activities              (8,803)       (84,491)
                                                                                 ---------      ---------

 Cash flows from financing activities:
     Proceeds from shareholder loans                                               301,240        138,686
     Advances of loans receivable                                                  (80,000)            --
     Proceeds from issue of debentures                                             298,000        485,500
     Payment of notes payable                                                       (5,000)            --
     Proceeds from issuance of stock                                                37,500         25,600
                                                                                 ---------      ---------
                                   Net cash provided by financing activities       551,740        649,786
                                                                                 ---------      ---------

 Net decrease  in cash and cash equivalents                                        (10,081)        (9,751)

 Cash and cash equivalents at beginning of year                                     22,128         31,879
                                                                                 ---------      ---------
 Cash and cash equivalents at end of year                                        $  12,047      $  22,128
                                                                                 =========      =========










   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - BUSINESS DESCRIPTION

Video Without Boundaries, Inc. ("The Company") is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB, is a leading supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

During 2001 and prior periods, the Company operated in multiple segments. During 2001, management elected to no longer operate the Company in distinct segments. As such, these financial statements reflect segment disclosure only for the activity of the year ended December 31, 2001. As of December 31, 2002 and for the year then ended, the Company operates in only one segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company was incorporated in the State of Florida, on March 19, 1999 under the name of ValuSALES.com, Inc. The company changed its name to Video Without Boundaries, Inc. on November 16, 2001.

REVENUES

The Company recognizes revenues on product sales when the product is shipped and title has passed to customer. Service revenue is recognized when the services are performed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

INVENTORY

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value.

SEGMENTS

Historically, the company's operations was classified into multiple reportable segments that provide different products and services, comprising firstly, entertainment media products, secondly advertising and thirdly mortgages. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. Effective prior to the end of 2001 the Company began operating in only one segment.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, net of accumulated depreciation, which is provided for by a charge to operations over the estimated useful life of the assets using the straight-line method. The useful life of the assets is four years.

Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

FINANCIAL INSTRUMENTS

The Company's financial instruments are cash, accounts receivable, loans receivable, accounts payable, notes payable and convertible debentures. The recorded values of cash, accounts receivable, loans receivable, and accounts payable approximates their fair values based on their short-term nature. The fair value of notes payable and convertible debentures is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

CONVERTIBLE DEBENTURES

Convertible debentures with beneficial conversion features, are accounted for in accordance with guidance supplied by Emerging Issues Task Force ("EITF") No 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue 98-5 to Certain Convertible Instruments."

In addition, since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature ("BCF") has been recorded as discount against the debentures in the accompanying balance sheet and as an increase to additional paid-in capital at the time of issuance.

For convertible debt, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Corporation to concentration of credit risk consist primarily of accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable.


NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company determined that the previously filed audited financial statements for the year ended December 31, 2002, contained errors that required restatement.

The restatement resulted primarily from correction of accounting for the following transactions: (1) determination that the investment in Cornerstone Entertainment had no value (2) determination that the receivable from International Consortium is not collectible (3) accrual to shareholder loans for interest expense (4) reversal of expenses charged to the Company by shareholders
(5) correction of the amount booked for depreciation of property and equipment
(6) accrual for salary to president (7) reversal of loss on discontinued business and professional fees expensed in prior year (8) reversal of accrued interest (9) recognition of beneficial conversion feature of debentures (10) reclassification of various balance sheet assets and liabilities (11) correction to classifications of various operating costs.

The components of the restatement are explained in the notes below the table.

                                                                         Adjustment to
                                                       As filed             restate         Restated
                                                      ----------           ---------      -----------
Balance sheet data as at December 31, 2002
  Property and equipment  (d)                         $    66,006          $   16,214     $    82,220
  Investment Cornerstone Entertainment  (a)               210,871            (210,871)             --
  International Consortium  (b)                            25,000             (25,000)             --
  Notes payable - shareholders  (c)                       763,780            (252,854)        510,926
  Accrued expenses - related party  (e)                        --             120,975         120,975
  Notes payable   (h)                                      20,000              34,300          54,300
  Convertible debentures   (g)                            268,000            (268,000)             --
  Accrued interest   (i)                                    9,948              (9,948)             --
  Additional paid-in capital  (j)                       1,415,770             103,368       1,519,138
  Accumulated deficit (a) (b) (c) (d) (e) (g) (i)      (2,168,447)             52,503      (2,115,944)

                                                                         Adjustment to
                                                       As filed             restate         Restated
                                                      ----------           ---------      -----------
Statement of operations for the year ended
December 31, 2002

  Revenues   (a)                                      $   330,621          $ (325,000)    $     5,621
  Selling, general and administrative (b) (c) (e)         715,651             165,086         880,737
                                      (j) (k)
  Depreciation  (k)                                            --              18,081          18,081
  Research and development  (k)                           427,000            (380,938)         46,062
  Interest        (i) (k)                                      --              41,522          41,522
  Loss on discontinued business (j)                       107,125            (107,125)             --
  Net loss                                               (923,076)            (61,626)       (984,702)
  Basic and fully diluted loss per share                    (7.75)              (0.52)          (8.27)


As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows and changes in stockholders' equity have been restated accordingly.

     a) Investment in Cornerstone Entertainment

     The Company completed its analysis of the accounting for the investment in Cornerstone Entertainment. The analysis indicated that the investment had no value and accordingly the Company has reversed the original entries relating to this investment.

     The result of the adjustment is to eliminate the investment in Cornerstone Entertainment totaling $210,871, at December 31, 2002 with a decrease in accumulated deficit of $114,129 at December 31, 2002 and a corresponding reduction in sales totaling $325,000 for the year ended December 31, 2002.


     b) Receivable - International Consortium

     The Company has reviewed the collectability of the advance to International Consortium, with the result that the Company now believes that it will not be possible to collect the amount due.

     Accordingly, the Company has written off the $25,000 receivable at December 31, 2002 and increased bad debt expense for the year ended December 31, 2002 by $25,000.

     c) Shareholder Loans

     Management has reviewed the documentation relating to expenses paid on behalf of the Company by two major shareholders'. Due to the inability of the shareholders' to produce suitable documentation to support the expenses paid on behalf of the Company, and reflected as shareholder loans, the amounts due to the shareholders have been reversed by the Company. Accordingly, the liabilities to shareholders' has been reduced by $270,889 at December 31, 2002 with a corresponding reduction in selling, general and administrative expenses of $270,889 for the year ended December 31, 2002.

     It was determined that interest had not been accrued on shareholder loans at the rate of 8% per annum, as stipulated in the relevant agreements. Accordingly, the Company has booked an amount of $18,035 as interest expense for the year ended December 31, 2002 with a corresponding increase in the liabilities on shareholders' loans of $18,035 at December 31, 2002.

     d) Property and Equipment

     Management has determined that the depreciation of property and equipment was overstated and has revised the depreciation charge to ensure that property and equipment is being written off over its useful life on a straight-line basis. This has resulted in a reduction in depreciation expense totaling $16,214 for the year ended December 31, 2002 and a corresponding reduction in accumulated depreciation in the balance sheet of $16,214 at December 31, 2002.

     Management has reclassified furniture and equipment totaling $27,687 to computer equipment.

     e) Accrued Salary to President

     Management has accrued the salary of the President which resulted in an increase in salary expense totaling $120,975 for the year ended December 31, 2002 and a corresponding increase in accrued salary to president of $120,975 at December 31, 2002.

     f) Reclassification of Other Assets

      The Company has revised its balance sheet classification to disclose a loan totaling $70,000 as short term. The loan had previously been shown under other assets as long term.

     g) Convertible Debentures

     The Company has recognized the beneficial conversion features of convertible debentures and has shown the amount of $237,000 as additional paid in capital. The amount had previously been shown under current liabilities as convertible debentures.

     The Company has shown a total of $31,000 as notes payable to recognize amounts due to debenture holders who had elected not to convert their debentures into common stock. The amount had previously been shown under current liabilities as convertible debentures.

     h) Notes Payable

     Reclassification of convertible debentures (see g) totaling $31,000

     The Company has recognized an amount of $3,300 as interest due on notes payable to debenture holders who had elected not to convert their debentures into common stock. This amount has been added to the liability under the notes. The amount had previously been shown as part of accrued interest.

     i) Accrued Interest

     Reclassification of accrued interest to notes payable (see h) totaling $3,300.

     The Company has corrected an error of $6,648 in expensing and accruing interest on convertible debentures. This entry has been reversed.

     j) Additional Paid-In Capital

     The Company has reversed the write-off relating to the loss on a discontinued business totaling $107,125 and professional fees totaling $26,507 for the year ended December 31, 2002 after it was discovered that these write-offs had taken place in the financial statements for the year ended December 31, 2001.

     Reclassification of convertible debentures (see g) totaling $237,000.

     k) Other Reclassifications

     Management has evaluated the nature of the expenses previously classified in the statement of operations and determined that the following reclassifications are required:

     Research and development has been reduced by $380,938 with an increase in selling, general and administrative expenses.

     Depreciation of $18,081 had been included with selling, general and administrative expenses and this has now been reclassed to a separate line item.

     Interest expense of $48,170 had been included with selling, general and administrative expenses and this has now been reclassed to a separate line item.


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $2.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                               2002                 2001
                                            -------              -------

Trade receivables                           $   621              $    --
                                            =======              =======


NOTE 6 - LOANS RECEIVABLE

The Company loaned $10,000 to an unrelated organization to provide financing for the development of a software browser. The loan is non-interest bearing, non-collateralized and repayable on demand.

The Company loaned $70,000 to an unrelated organization under a bridge financing agreement. The loan is non-interest bearing, non-collateralized and repayable on demand.



NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                 2002                2001
                                               ---------           --------
Computer equipment                             $ 145,980          $ 137,178
Less accumulated depreciation                    (63,760)           (45,680)
                                               ---------           --------

                                               $  82,220          $   91,498
                                               =========          ==========

For the years ended December 31, 2002 and 2001, depreciation totaled $18,081and $32,230, respectively.



NOTE 8 - NOTES PAYABLE

The Company is obligated to two shareholders for $510,926 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the year ended December 31, 2002, the Company incurred interest on these notes totaling $18,035.

The Company has an obligation for money due to three debenture holders totaling $54,300 who have elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand.

NOTE 9 - CONVERTIBLE DEBENTURES

During 2002, and 2001 the Company issued convertible debentures in the amounts of $268,000 and $485,500, respectively. The debentures mature 90 days after issuance, with interest accruing at the rate of 12% per annum. The 2001 issuance entitles the holder of each debenture to have the right at anytime before maturity, to convert the principal and accrued interest into shares of common stock of the Company at $0.05 per share. During 2002 the holders of the 2001 debenture issuance converted their debentures and associated interest into stock amounting to $526,549.

The 2002 issuance entitles the holder of each debenture to have the right at anytime before maturity, to convert the principal and accrued interest into shares of restricted common stock at 50% of the bid price of the stock. As a consequence of the latter beneficial conversion feature the discount associated with the conversion feature reduced the amounts due to the debenture holders to zero at December 31, 2002. The recorded debt discount was calculated as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible.


NOTE 10 - STOCKHOLDERS' EQUITY

In 2001 the Company effected a private placement offering of 481 shares of its restricted common stock.

Effective November 18, 2001, the Company effectuated a one-for-twenty reverse stock split. Shares issued and outstanding during 2001 are reflective of the split.

Effective September 13, 2002, the Company effectuated a one-for-three-hundred reverse stock split. All share and per share data, is stated to reflect the split.


NOTE 11 - BUSINESS SEGMENTS

During 2001 the Company operated in multiple business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations. Reconciliation to Balance Sheets and Statements of Operations:

                                   Valu         Odyssey        Valu           Web
                                   Sales      Advertising    Mortgages      Odyssey             Total
                                ----------    -----------   ----------      -------          ----------
2001
Net Sales                       $  408,650     $  68,214    $  120,002      $      -         $  597,076
Operating earnings (loss)         (710,863)      (37,543)        7,599        (1,605)           742,412
Depreciation                        32,230            --            --            --             32,230
Total assets                       164,576            --            --            --            164,576
Capital expenditures                84,491            --            --            --                 --
84,491

Reconciliation to Balance Sheet and Statement of Operations:

                                                          2001
                                                       ---------
Assets
       Corporate                                       $ 164,576
                                                       =========

Operating results
       Totals for reportable segments                  $ (31,549)
        Corporate                                       (710,863)
                                                       ---------

               Total                                   $(742,412)
                                                       =========


As of December 31, 2002 and for the year then ended, the Company operates in only one segment.




NOTE 12 - RELATED PARTIES

The Company has expensed an amount of $ 150,000 for the salary of the President. At December 31, 2002 an amount of $120,975 was unpaid and has been accrued.

Consulting services were provided to the Company by two major stockholders. During the year ended December 31, 2002 the Company issued 34,000 post- split shares of restricted common stock, valued at $102,000 to two organizations affiliated with these stockholders.



NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                           2002          2001
                                                         --------      --------

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for interest            $     --      $     --
                                                         ========      ========
     Cash paid during the period for income tax          $     --      $     --
                                                         ========      ========

Non-cash movements affecting investing and financing transactions:

     Stock issued for services                           $262,000      $     --
                                                         ========      ========
     Stock issued for convertible debentures             $526,549      $      --
                                                         ========      ========
     Debentures transferred to additional paid
         in capital                                      $237,000      $      --
                                                         ========      ========

NOTE 14 - INCOME TAXES

The provision for federal income taxes as of December 31, 2002 and 2001 consists of the following:

                                           2002                2001
                                        ----------          ----------
Current (benefit)                       $ (293,667)         $ (252,420)
Valuation allowance                        293,667             252,420
                                        ----------          ----------

                                        $       --          $       --
                                        ==========          ==========


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2002 and 2001 are as follows:

                                            2002                  2001
                                            ----                 -----

Deferred tax assets:
Net operating loss carryforward          $ (664,231)          $ (370,563)
Valuation allowance                          664,231             370,563
                                         -----------          ----------

                                         $        --          $       --
                                         ===========          ==========


SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $664,231 and $370,563 at December 31, 2002 and 2001 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2002 and 2001 was $293,667 and $252,420, respectively.

The Company has incurred net operating losses since inception. At December 31, 2002 and 2001, the Company had a net operating loss carryforward amounting to approximately $2.1 million and $1.1 million, respectively. Tax losses will begin expiring in the year 2019.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2002 and 2001, is as follows:

                                                     2002              2001
                                                     ----              ----

Tax at U.S. statutory rate                           35.0 %            35.0 %
State tax rate, net of federal benefits               5.5 %             5.5 %
Change in valuation allowance                       (40.5)%           (40.5)%
                                                  -------           -------

Effective tax rate                                    0.0 %             0.0 %
                                                  -------           -------

NOTE 14 - SUBSEQUENT EVENT

In September 2004, the Company entered into a proposed stock purchase agreement to purchase all of the outstanding stock of a privately held company engaged in the business of selling and distributing electronic products.

As of June 15, 2005 the Company paid the deposit called for by the agreement, but has not satisfied the remaining consideration required by the agreement.

Although the Company's general counsel is of the opinion that a legal acquisition was consummated, management is currently reviewing the facts and circumstances to ensure that the acquisition is required to be recorded as a purchase in accordance with generally accepted accounting principles. At this time, management cannot predict the outcome of the uncertainty.