Form 10KSB/A
period 2002-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-09-01
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2

[X]       Annual report under section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the fiscal year ended December 31, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           COMMISSION FILE NO: 0-31497

                         VIDEO WITHOUT BOUNDARIES, INC.
                     ---------------------------------------
                     (Name of small business in its charter)

        FLORIDA                                            65-1001686
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

                        888 EAST LAS OLAS BLVD, SUITE 710
           ----------------------------------------------------------
           (Address of Principal Executive Office (street and number)

                            FORT LAUDERDALE, FL 33301
                            -------------------------
                            City, State and Zip Code

                                 (954) 527-7780
                            -------------------------
                            Issuer's telephone number

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

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-KSB (the "Amended Form 10-KSB/A2") to include the 2001 auditor's report and certifications, which were inadvertently not filed with the Form 10-KSB/A as previously filed on June 22, 2005. This Amended Form 10-KSB/A as amended also reflects restatements of the previously filed audited financial statements as a result of a bad debt provision, changes in Item 8A, and to conform disclosure to current Form 10-KSB requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-KSB/A, as amended, contains certain forward-looking statements within the meaning of the Federal Securities Laws. Specifically, all statements other than statements of historical facts included in this Form 10-KSB/A, as amended, regarding our financial performance, business strategy and plans and objectives of management for future operations are forward-looking statements and based on our beliefs and assumptions. If used in this report, the words "anticipate," "believe," "estimate", "expect," "intend," and words or phrases of similar import are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but without limitation, those risks and uncertainties contained in our Annual Report on Form 10-KSB. Although we believe that our expectations are reasonable, we can give no assurance that such expectations will prove to be correct. Based upon changing conditions, any one or more of these events described herein as anticipated, believed, estimated, expected or intended may not occur. All prior and subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this cautionary statement.

PART I.

Item 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Video Without Boundaries, Inc. (f/k/a ValuSales.com, Inc.) a Florida corporation (the "Company") was formed to create a single-source Internet and streaming media product and solution's company providing Internet and Technology products and services to various sized customers.

The Company was incorporated in the State of Florida, on March 19,1999, and had no operations until on July 20, 1999 when it purchased assets for, $75,000, and signed employment agreements with two individuals, which included the issuance of 900,000 shares of common stock. The assets acquired were property and equipment for $40,000 and inventory for $35,000. The common stock was valued at par because the Company was privately owned and no market existed for the sale of its stock.

On December 1, 1999, the Company sold 2,673,000 shares of its common stock for $175,000 and used the proceeds to acquire an inactive entity, September Project II Corp., which then changed its name and became the surviving entity.

For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. Accordingly, the 5,000,000 outstanding shares of September Project II, Corp. have been reflected as outstanding since inception.

All significant interdivisional transactions and balances have been eliminated.

The Company has elected to operate with divisions rather than create separate corporations for each business segment. The Company was headquartered at 1975 E. Sunrise Blvd. 5th Floor, Fort Lauderdale, FL 33304 as of December 31, 2002.

GENERAL

As of December 31, 2002, the Company provided Internet and Technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our Company division's include e-business solutions, marketing and advertising, streaming video technology, and Internet mortgage banking. We believe that our primary strengths that distinguish us from our competitors are our:

         o understanding of new Internet and Technology business strategies;

         o        broad service offerings and end-to-end solutions;

         o        experience in various technology product engagements

Examples of the Company's Internet and Technology products and services include
(1) website strategy, development, design, and corporate identity for entertainer Nestor Torres, including event scheduling, (2) website strategy, development, design, and corporate identity for equipment distributor Pantropic Power, including a complete product catalog, and (3) website strategy, development, design, streaming video, corporate identity, and advertising for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures, and (4) consulting, design, and production of streaming video's for Buy Domains.com, one of the first domain name resellers to use streaming video technologies for Internet video interviews of their CEO for public relations.

THE COMPANY DIVISIONS

         o        E-BUSINESS SOLUTIONS - www.webodyssey.cc

                  WebODYSSEY was formed in April 2001 to help our clients evaluate and formulate e-business strategies and solutions that will result in a competitive advantage. Our services include Internet strategy formulation, web site design, development, and hosting, e-commerce website design, graphic design and layout, programming, business-to-business services, quantitative market research, competitive analysis, business process design and implementation, delivery of streaming video and multimedia, Intranet/Extranet, and domain services. An example of the Company's e-business solution is the strategy, development, design, streaming video, and corporate identity for Advantage Diabetic Care, including streaming product videos for pharmaceutical manufacturers, Medicare and insurance invoicing, and integration with the company's IBM AS400 system and Medicare architectures. Odyssey Advertising, the Company's advertising and marketing division was merged with WebODYSSEY in September 2002 to facilitate a more simple approach to offering our clients full service. Sales revenues at the Odyssey Advertising group were decreasing so the net affect on Company revenue was negligible but the General and Administrative savings were positive.

                  The WebOdyssey division has seen a dramatic down turn in its revenue because of current economic trends and the lack of working capital to maintain its sales and marketing group. As a result the Company has not had any significant revenue from these operations and because of a re-focusing of its business model the Company does not anticipate any material improvement or resource allocation to this division in the future.

         o        STREAMING VIDEO TECHNOLOGY - www.videowithoutboundaries.com

                  In October 2001 the Company formed its Streaming Video Technology Division. Simply Streaming is a streaming media group that enables companies to efficiently and cost-effectively prepare videos for web distribution by encoding and compressing them in a way that ensures reliable high quality streaming broadcasts on their corporate web sites.

                  This division allows the Company to enter a new vertical market on the Internet by delivering advanced streaming video products and services to the rapidly expanding Internet & wireless Internet marketplace. Many marketing and information business sectors are beginning to employ streaming video and its different delivery systems to disseminate various corporate information. This technology by the Company enables its division, WebODYSSEY to offer its clients the ability to capitalize on the use of these new technologies.

                  Streaming video is a very powerful website marketing tool. It is an efficient method of delivering audio, video and other multimedia in real-time over the Internet or corporate intranets, without wasting hard disk space and without any downloading time. With this addition, the Company becomes a one-stop shop for businesses to develop and enhance their corporate websites and identities.

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

         o        INTERNET MORTGAGE BANKING - www.valumortgages.com

                  In January 2001, the Company created its ValuMORTGAGES.com group. There were no significant startup costs and no related commitments when we established this group because the Company used existing internal resources.

                  The Company acquired a Mortgage Lenders license in anticipation of funding loans for servicing in the future. No decision has been made as to when such funding may begin. The Company does not have a warehouse line, does not fund loans with Company money, and is not servicing any loans. To date the Company has not conducted business as a Mortgage Lender. All loans closed to date have been loans originated as transactions of a Correspondent Mortgage Lender or a Mortgage Brokerage Business. Therefore loans closed have been funded with funds from wholesale lending institutions that pay origination fees to the Company for the deliverance of mortgages.

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

STRATEGY

As of December 31, 2002, the Company has re-focused its limited company resources to advance itself as a provider of streaming digital media and video on demand (VOD) services. The company has recently taken actions to reduce the company's operating costs and develop a plan to achieve profitability in these new product areas starting in the fourth quarter of 2002. These changes will attempt to balance the company's investment across its two key markets: streaming digital media and video on demand (VOD) services. Due to the continued decline in economic activity and weakened capital and business spending for emerging technology products and services, the Company has redirected its limited human and capital resources towards its most profitable products and services, while reducing its exposure to unprofitable markets.

As of December 31, 2002, the company is attempting to develop new business partnerships and revenue in regards to its streaming media business within the home entertainment marketplace. Over the last 12 months, all major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, the Company is attempting to capitalize on the continued growth of this market through its professional services division and new potential partnerships and business ventures.

To facilitate this growth the Company's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) capture revenue from services and products within the video on demand marketplace.

As of December 31, 2002, the Company is attempting to enter the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. As the

Company's products and services develop in these new market areas the company is planning to become a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

CLIENTS

The Company has focused and will continue to focus on long-term relationships with our clients that will range from retail consumers to small, medium, and large business customers. If clients terminate existing agreements or if the Company is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

No client accounted for more than 10% of the Company revenues in 2002 or 2001. Although, the Company does not believe that it will derive a significant portion of its revenues from a limited number of clients in the future, there is a risk that it may do so since many of the Companies products are new and more difficult to sell. Any cancellation, deferral or significant reduction in work performed for clients or a significant number of smaller clients could have a material adverse affect on the Company business, financial condition and results of operations.

SALES AND MARKETING

As of December 31, 2002, the Company plans to promote itself by direct sales efforts using telephone sales, conventional media advertising, and some Internet marketing. These advertisements are targeted at small, medium, and large business customers as well as retail consumers who are likely to respond to specific ads or visit specific web sites to make a purchase. The Company employs two inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company also plans to engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

COMPETITION

Many of the Company competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of products and services than the Company. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse on the Company.

As of December 31, 2002 the Company has no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets as it develops its products for launch and there can be no assurances it that it will be able to penetrate these markets in the future because of the need for the Company to raise additional capital.

Employees

As of December 31, 2002, the Company employs a total of 5 on a full-time and part-time basis. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004 ) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2002, the Company's corporate office was located at 1975 East Sunrise Blvd., 5th Floor, Fort Lauderdale, FL 33304. Pursuant to a written lease, the Company leased approximately 600 square feet at an annual rent of $7,200. The lease is for a term of 1 year.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2002, the Company's common stock traded in the over-the-counter market under symbol VDWB on the OTC Electronic Bulletin Board. There was no trading in the Company's common stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2002 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB/A, as amended.

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

As of December 31, 2002, the Company is re-positioning itself to enter the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focusing on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. As the Company's products and services develop in these new market areas, the Company is planning to become a supplier of broadband products, services and content, including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

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

                      The Company acquired a Mortgage Lenders license in anticipation of funding loans for servicing in the future. No decision has been made as to when such funding may begin. The Company does not have a warehouse line, does not fund loans with Company money, and is not servicing any loans. To date the Company has not conducted business as a mortgage lender. All loans closed to date have been loans originated as transactions of a correspondent mortgage lender or a mortgage brokerage business. Therefore, loans closed have been funded with funds from wholesale lending institutions that pay origination fees to the Company for the deliverance of mortgages.

                      ValuMortgages.com division has ceased operations effective December 31, 2002 because the Company financial net worth was not sufficient to renew its state of Florida mortgage license.

Historically, the Company has derived substantially all of its revenues from fees and product sales for services and products generated on a project-by-project basis. The Company's services and products are provided on both a fixed-time, fixed-price basis and on a time and material basis. Historically, the Company has not operated on a retainer basis; however, in the future, the Company may utilize such arrangements.

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

The Company expects these fluctuations to continue.

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

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004 ) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements and the notes thereto appear after the Signature page and are numbered F-1 thru F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, as amended. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this annual report, as amended, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending December 31, 2002, except as follows; subsequent to the audit of the fiscal year ending December 31, 2002, the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers as of December 31, 2002. The following are the Directors and Executive Officers of the Company. None of the Directors hold similar positions in any reporting company. The Directors named below will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting.

V. Jeffrey Harrell, age 37, is the Chairman of the Board, President, CEO, Principal Financial and Accounting Officer, and Secretary of the Company and has held these positions since December 1999. Mr. Harrell joined the Company from the financial services industry where he worked as Vice President and partner. Previously he worked as Director of IT and Cost Accountant for two major manufacturers.

No director, officer, affiliate or promoter of the Company has within the past five years been subject to any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in or been the subject of any pending criminal proceedings (excluding traffic violations and other minor offenses), been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking business, or been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10. EXECUTIVE COMPENSATION

The Company paid the following salaries to its executive:

                                             2000        2001        2002
                                             ----        ----        ----
V. Jeffrey Harrell,                         $33,148     $32,600     $29,025
Chairman of the Board, President, CEO,
Principal Accounting & Financial Officer

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

                    NAME AND ADDRESS OF          AMOUNT OF         PERCENT OF
TITLE OF CLASS        BENEFICIAL OWNER       BENEFICIAL OWNER       CLASS
--------------      -------------------      ----------------     ----------
Common            V. Jeffrey Harrell              3,440              2.8%
                  PO Box 30057
                  Fort Lauderdale, FL 33303

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report (as amended):

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.2 Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.3 Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

10.1 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.2 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.3 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.4 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.10 Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.11 Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

31.1 Certifications of Jeffrey Harrell, Chief Executive Officer, President, and Principal Financial and Accounting Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIDEO WITHOUT BOUNDARIES, INC.


                                   By: /s/ V. Jeffrey Harrell
                                       -----------------------------------
                                       Principal Executive, Financial and
                                       Accounting Officer, and Director

Date: August 31, 2005

                         VIDEO WITHOUT BOUNDARIES, INC.



                              FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                    CONTENTS


                                                                         PAGE
                                                                         ----

Report of Independent Registered Public Accounting Firm...............   F-2

Independent Auditor's Report..........................................   F-3

Financial Statements:

  Balance Sheets......................................................   F-4

  Statements of Operations............................................   F-5

  Statement of Stockholders' Deficit..................................   F-6

  Statements of Cash Flows............................................   F-7

  Notes to Financial Statements.......................................F-8 - F-18

                              BAUM & Company, P.A.
                        1515 University Drive, Suite 209
                          Coral Springs, Florida 33071

                          Independent Auditor's Report

Board of Directors
Video Without Boundaries, Inc.
888 Las Olas Boulevard, Suite 710
Ft. Lauderdale, Florida 33301

We have audited the accompanying balance sheet of Video Without Boundaries, Inc. as of December 31, 2002 and the related stat6ements of stockholders' (deficit), operations and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company' management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Video Without Boundaries, Inc. as of December 31, 2001 were audited by other auditors whose report dated June 17, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2002 and the results of it's operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financials statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the accompanying balance sheet and related statements of stockholders' (deficit), operations, and cash flows have been restate to reflect the proper accounting for certain transactions which took place during the year ended December 31, 2002.

                                                /s/ Baum & Co.

Baum & Company, P.A.
Coral Springs, Florida
August 31, 2005

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

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

                                        /s/ Norman Stumacher
                                        --------------------
                                            Norman Stumacher

June 17, 2002

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS
                                   DECEMBER 31

                             ASSETS

                                                                                 2002             2001
                                                                              ------------     -----------
                                                                              Restated (1)
 Current assets:
     Cash  and cash equivalents                                               $    12,047      $    22,128
     Accounts receivable, net of allowance for doubtful accounts of
              $-0- in 2002 and 2001, respectively                                     621               --
     Loans receivable, net of provision for bad debts of $70,000 and $-0-
              in 2002 and 2001, respectively                                       10,000               --
                                                                              -----------      -----------

         Total current assets                                                      22,668           22,128
                                                                              -----------      -----------


  Property and equipment, net                                                      82,220           91,498
                                                                              -----------      -----------

 Other assets                                                                          --           50,950
                                                                              -----------      -----------

         Total assets                                                         $   104,888      $   164,576
                                                                              ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable trade                                                        85,374          169,424
     Accrued salary to president                                                  120,975               --
     Notes payable and accrued interest - shareholders'                           510,926          209,686
     Notes payable  and accrued interest                                           54,300               --
     Convertible debentures                                                            --          485,500
                                                                              -----------      -----------

         Total current liabilities                                                771,575          864,610
                                                                              -----------      -----------

 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized,
           119,087 and  2,762 shares issued and outstanding at
           December 31, 2002 and 2001, respectively                                   119                3
       Additional paid-in capital                                               1,519,138          431,205
       Accumulated deficit                                                     (2,185,944)      (1,131,242)
                                                                              -----------      -----------

         Total stockholders' deficit                                             (666,687)        (700,034)
                                                                              -----------      -----------

         Total liabilities and stockholders' deficit                          $   104,888      $   164,576
                                                                              ===========      ===========

----------
(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 2002            2001
                                             ------------     -----------
                                             Restated (1)
Sales                                        $     5,621      $   597,076

Cost of sales                                      3,921          428,212
                                             -----------      -----------

         Gross profit                              1,700          168,864


Operating expenses:
     Selling, general and administrative         950,737          684,271
     Depreciation                                 18,081           32,230
     Research and development                     46,062          178,000
     Interest                                     41,522           16,775
                                             -----------      -----------

                                               1,056,402          911,276
                                             -----------      -----------

Net loss                                     $(1,054,702)     $  (742,412)
                                             ===========      ===========



Basic and fully diluted loss per share       $    (17.31)     $   (317.54)
                                             ===========      ===========


Weighted-average number of shares
     used in computing per share amounts          60,925            2,338
                                             ===========      ===========

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                  Restated (1)

                                                               COMMON STOCK          ADDITIONAL
                                                         ------------------------      PAID-IN       ACCUMULATED
                                                          SHARES           AMOUNT      CAPITAL         DEFICIT            TOTAL
                                                         -------           ------    -----------     -----------       ----------
Balance December 31, 2000                                  2,281           $   2     $   405,606     $  (388,830)          16,778

Private placement offer                                      481               1          25,599              --           25,600

Net loss for the year                                         --              --              --        (742,412)        (742,412)
                                                         -------           -----     -----------     -----------       ----------

Balance December 31, 2001                                  2,762               3         431,205      (1,131,242)        (700,034)

Stock issued for services                                 78,035              78         261,922              --          262,000

Stock issued for convertible debentures and
     related accrued interest                             34,123              34         526,515              --          526,549

Stock issued for cash                                      2,500               3          37,497              --           37,500

Stock issued for loans receivable                          1,667               1          24,999              --           25,000

Accounting recognition of  beneficial conversion
      feature on debentures                                   --              --         237,000              --          237,000

Net loss for the year                                         --              --              --      (1,054,702)      (1,054,702)
                                                         -------           -----     -----------     -----------       ----------

Balance December 31, 2002                                119,087             119       1,519,138      (2,185,944)        (666,687)
                                                         =======           =====     ===========     ===========       ==========

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                                   2002              2001
                                                                                ------------     -----------
                                                                                Restated (1)
Cash flows from operating activities:
    Net loss                                                                    $(1,054,702)     $  (742,412)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                             18,081           32,230
            Bad debts                                                                95,000               --
            Interest on debentures converted to stock                                36,049               --
            Interest on notes payable                                                 3,300               --
            Stock issued for services                                               262,000               --
           Changes in assets and liabilities
                          (Increase) decrease in accounts receivable                   (621)         275,534
                          Decrease in inventories                                        --          112,454
                          (Increase) decrease in other assets                        50,950          (42,101)
                          (Decrease) in accounts payable                            (84,050)        (210,751)
                          Increase in accrued salary to president                   120,975               --
                                                                                -----------      -----------

                               Net cash used in operating activities               (553,018)        (575,046)
                                                                                -----------      -----------


Cash flows from investing activities:
    Purchases of property and equipment                                              (8,803)         (84,491)
                                                                                -----------      -----------

                                Net cash used in investing activities                (8,803)         (84,491)
                                                                                -----------      -----------


Cash flows from financing activities:
    Proceeds from shareholder loans                                                 301,240          138,686
    Advances of loans receivable                                                    (80,000)              --
    Proceeds from issue of debentures                                               298,000          485,500
    Payment of notes payable                                                         (5,000)              --
    Proceeds from issuance of stock                                                  37,500           25,600
                                                                                -----------      -----------

                                  Net cash provided by financing activities         551,740          649,786
                                                                                -----------      -----------


Net decrease  in cash and cash equivalents                                          (10,081)          (9,751)

Cash and cash equivalents at beginning of year                                       22,128           31,879
                                                                                -----------      -----------

Cash and cash equivalents at end of year                                        $    12,047      $    22,128
                                                                                ===========      ===========

(1) See note 3 - restatement of financial statements

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

The Company determined that the previously filed audited financial statements for the year ended December 31, 2002, contained errors that required restatement, and on June 22, 2005, the Company filed restated financial statements. Subsequent to this filing, management determined that a provision for bad debts relating to a certain note receivable should be set-up. Because of the materiality of the provision management is filing this restated financial statement dated August 31, 2005. The components of the restatements are explained within the following table which has been segmented as "Restate (1)" which reflects the changes shown on the June 22, 2005 filing and "Restate (2)" which reflects the correction to the current financial statement.

The restatement resulted primarily from correction of accounting for the following transactions: (1) determination that the investment in Cornerstone Entertainment had no value (2) determination that the receivable from International Consortium is not collectible (3) accrual to shareholder loans for interest expense (4) reversal of expenses charged to the Company by shareholders
(5) correction of the amount booked for depreciation of property and equipment
(6) accrual for salary to president (7) reversal of loss on discontinued business and professional fees expensed in prior year (8) reversal of accrued interest (9) recognition of beneficial conversion feature of debentures (10) reclassification of various balance sheet assets and liabilities (11) correction to classifications of various operating costs (12) bad debt provision for loan receivable.

The components of the restatement are explained in the notes below the table.

                                                                      As filed        Restate(1)   Restate(2)      Restated
                                                                      --------        ----------   ----------      --------
Balance sheet data as at December 31, 2002
  Property and equipment (d)                                         $    66,006    $    16,214            --    $    82,220
  Investment Cornerstone Entertainment (a)                               210,871       (210,871)           --             --
  International Consortium (b)                                            25,000        (25,000)           --             --
  Loans receivable (l)                                                    80,000             --       (70,000)        10,000
  Notes payable - shareholders (c)                                       763,780       (252,854)           --        510,926
  Accrued expenses - related party (e)                                        --        120,975            --        120,975
  Notes payable (h)                                                       20,000         34,300            --         54,300
  Convertible debentures (g)                                             268,000       (268,000)           --             --
  Accrued interest (i)                                                     9,948         (9,948)           --             --
  Additional paid-in capital (j)                                       1,415,770        103,368            --      1,519,138
  Accumulated deficit (a) (b) (c) (d) (e) (g) (i) (l)                 (2,168,447)        52,503       (70,000)    (2,185,944)


                                                                      As filed        Restate(1)   Restate(2)       Restated
                                                                      --------        ----------   ----------       --------
Statement of operations for the year ended
December 31, 2002
  Revenues (a)                                                       $   330,621    $  (325,000)          --     $     5,621
  Selling, general and administrative (b) (c) (e)                        715,651        165,086       70,000         950,737
                                      (j) (k) (l)
  Depreciation (k)                                                            --         18,081           --          18,081
  Research and development (k)                                           427,000       (380,938)          --          46,062
  Interest (i) (k)                                                            --         41,522           --          41,522
  Loss on discontinued business (j)                                      107,125       (107,125)          --              --
  Net loss                                                              (923,076)       (61,626)     (70,000)     (1,054,702)
  Basic and fully diluted loss per share                                  (15.15)         (1.01)       (1.15)         (17.31)

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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                           2002             2001
                                                           ----             ----

Trade receivables                                          $621             $ --
                                                           ====             ====

NOTE 6 - LOANS RECEIVABLE

The Company loaned $10,000 to an unrelated organization to provide financing for the development of a software browser. The loan is non-interest bearing, non-collateralized and repayable on demand.

The Company loaned $70,000 to an unrelated organization under a bridge financing agreement. The loan is non-interest bearing, non-collateralized and repayable on demand. A bad debt provision was made against this receivable at December 31, 2002.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                      2002              2001
                                                    ---------         ---------
Computer equipment                                  $ 145,980         $ 137,178
Less accumulated depreciation                         (63,760)          (45,680)
                                                    ---------         ---------

                                                    $  82,220         $  91,498
                                                    =========         =========

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


NOTE 11 - BUSINESS SEGMENTS

During 2001 the Company operated in multiple business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items not allocated to reportable segments are included in the reconciliation to the Balance Sheets and Statements of Operations. Reconciliation to Balance Sheets and Statements of Operations:


                              Valu         Odyssey       Valu         Web
                              Sales      Advertising  Mortgages     Odyssey      Total
                              -----      -----------  ---------     -------      -----
2001
Net Sales                   $ 408,650    $  68,214    $ 120,002   $      --    $ 597,076
Operating earnings (loss)    (710,863)     (37,543)       7,599      (1,605)     742,412
Depreciation                   32,230           --           --          --       32,230
Total assets                  164,576           --           --          --      164,576
Capital expenditures           84,491           --           --          --       84,491

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

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         2002         2001
                                                                     -----------   ----------

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for interest                        $        --   $       --
                                                                     ===========   ==========
     Cash paid during the period for income tax                      $        --   $       --
                                                                     ===========   ==========

Non-cash movements affecting investing and financing transactions:

     Stock issued for services                                       $   262,000   $       --
                                                                     ===========   ==========

     Stock issued for convertible debentures                         $   526,549   $       --
                                                                     ===========   ==========
     Debentures transferred to additional paid in capital            $   237,000   $       --
                                                                     ===========   ==========

NOTE 14 - INCOME TAXES

The provision for federal income taxes as of December 31, 2002 and 2001 consists of the following:

                                                     2002               2001
                                                  ---------           ---------
Current (benefit)                                 $(293,667)          $(252,420)
Valuation allowance                                 293,667             252,420
                                                  ---------           ---------

                                                  $    --             $    --
                                                  =========           =========


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2002 and 2001 are as follows:

                                                       2002             2001
                                                     ---------        ---------

Deferred tax assets:
Net operating loss carryforward                      $(664,231)       $(370,563)
Valuation allowance                                    664,231          370,563
                                                     ---------        ---------

                                                     $    --          $    --
                                                     =========        =========

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

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2002 and 2001, is as follows:

                                                             2002         2001
                                                             ----         ----

Tax at U.S. statutory rate                                   35.0%        35.0%
State tax rate, net of federal benefits                       5.5%         5.5%
Change in valuation allowance                               (40.5)%      (40.5%)
                                                             ----         ----

Effective tax rate                                            0.0%         0.0%
                                                             ====         ====

NOTE 15 - SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004 ) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.