Form 10KSB/A
period 2003-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-09-01
CIK 1123493

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

                        888 EAST LAS OLAS BLVD, SUITE 710
                        ---------------------------------
            Address of Principal Executive Office (street and number)

                            FORT LAUDERDALE, FL 33304
                          ----------------------------
                            City, State and Zip Code

                    Issuer's telephone number: (954) 527-7780

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

(Issuers involved in bankruptcy proceedings during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2004: 25,948,747 shares of common stock.

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-KSB (the "Amended Form 10-KSB/A") to restate the Company's Annual Report on Form 10-KSB (the "Original Form 10-KSB") for the period ended December 31, 2003 as originally filed with the Securities and Exchange Commission on April 14, 2004. This Amended Form 10-KSB/A reflects restatements of the previously filed audited financial statements as of December 31, 2003 and related changes in Item 6, Item 8A, and Item 12 resulting from the matters discussed below.

The restatement was undertaken due to the auditor of the 2003 fiscal year not having been registered with the PCAOB at the time of the original Form 10-KSB filing on April 14, 2004. The restatement corrects the accounting of the following transactions: (1) the reversal of sales and cost of sales where ownership of the product had not passed (2) reversal of a cash-in-transit entry incorrectly made (3) reclassification of the purchase of a web portal and MediaREADY software to property and equipment (4) increase in depreciation expense on property and equipment (5) reclassification of a loan receivable to investments and subsequent provision for decline in value (6) provision for bad debts against loan receivable (7) expensing a prepayment to research and development (8) revision of the interest charge on shareholder loans (9) reversal of expenses charged to the Company by a shareholder (10) accrual for salary to President (11) revision of interest on third party loans (12) booking of financing expense to recognize the beneficial conversion feature of convertible debentures, and revision of interest expense (13) correction to classifications of various operating costs. The restatement also conforms disclosure to current Form 10-KSB requirements.

This Amended Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-KSB, except as required to reflect the effects of the noted restatements and as otherwise discussed above. Additionally, this Amended Form 10-KSB/A and the Original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission. In addition, the filing on this Amended Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted a material fact necessary to make a statement made therein not misleading.

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

On December 1, 1999, The Company (f/k/a ValuSales.com, Inc.) sold 2,673,000 shares of its common stock for $175,000 and used the proceeds to acquire an inactive entity, September Project II Corp., which then changed its name to Video Without Boundaries, Inc. and became the surviving entity.

For accounting purposes, the acquisition has been treated as a capital transaction rather than a business combination. Accordingly, the 5,000,000 outstanding shares of September Project II, Corp. have been reflected as outstanding since inception.

All significant interdivisional transactions and balances have been eliminated.

As of December 31, 2003, the Company has elected to operate with divisions rather than create separate corporations for each business segment. The Company was headquartered at 1975 E. Sunrise Blvd. 5th Floor, Fort Lauderdale, FL 33304.

GENERAL

As of December 31, 2003, the Company provided products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

As of December 31, 2003, the Company, a provider of streaming digital media and video on demand (VOD) services, had recently taken actions to reduce the company's operating cost. These changes will also balance the company's investment across its two key markets: streaming digital media and video on demand (VOD) services. Due to the continued decline in economic activity and weakened capital and business spending for emerging technology products and services, VWB has redirected its human and capital resources towards its most profitable products and services, while reducing its exposure to unprofitable markets.

As of December 31, 2003, the Company was attempting to develop new business partnerships in regards to its streaming media business within the home entertainment marketplace. Over the last 12 months, all major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, the Company is attempting to capitalize on the growth of this market through its professional services division and potential new partnerships and business ventures.

As of December 31, 2003, the Company is repositioning itself within the entertainment and home broadband marketplace. The Company's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

As of December 31, 2003, the existing industry participants are not successfully integrating convergence functionality in devices suitable for the living room. The result is that consumers: 1) have too many discrete devices connected to their TVs; and 2) lack the basic PC functionality required to exploit their TVs as "monitors" with which to access the Internet.

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

     o Stands out as the "best buy for the dollar" (also provides the best profit ($$) for the retailer/salesperson)

The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, VWB will also receive incremental revenue streams based upon:

     o    Purchases of value-added applications through the MediaREADY platform

     o Professional Services Revenue based upon customized value-added applications

In January 2003, the Company acquired all assets of Brokenremote.tv, for 500,000 shares of restricted common stock, a privately held on-line publisher and subsidiary of CAC Media Inc. Brokenremote.tv publishes news and market analytics about the emerging convergence of the Interactive TV & Consumer Electronics, Video On Demand (VOD), & Broadband Internet Entertainment markets. The acquisition will support the Company's attempt to build its brand recognition within this new emerging market and leverage its existing relationships with streaming media clients as new advertising clients. Brokenremote.tv provides day-to-day news updates on topics such as: ongoing copyright and consumer rights legislation regarding digital media distribution, Video on Demand, Interactive TV, new technology standards and product announcements.

In addition to the acquisition of Brokenremote.tv, the Company has also made a strategic investment in privately held CAC Media, Inc. The Company invested $100,000 to complete the transaction. CAC Media, a privately held corporation, specializes in interactive consumer electronics software development, digital rights management, and digital media distribution infrastructure.

In February 2003, the Company agreed to a strategic alliance with Neon Technology, Inc. a privately held corporation and a designer of advanced set-top box hardware, under which the companies will collaborate on the design and production of a line of next-generation multifunction set-top boxes for the interactive consumer electronics marketplace. The Company and Neon Technology, have been working together to develop a tightly integrated multifunction interactive DVD player and set-top box solution. Next-generation interactive set-top boxes will be the delivery point for new entertainment programs and services for the home. They will combine Internet access, web browsing, streaming media playback, video-on-demand, email, online shopping, and a host of other capabilities into a single, unified system. Since this is a new market and product, there are may be unforeseen delays in design and production because of cash flow and manufacturing problems.

In February 2003, the Company debuted the MediaREADY Internet/DVD Player (VWB-3000), an easy-to-use home entertainment device that makes it possible to surf the Web, send email, watch DVD videos, and even sing karaoke from any television. Similar in size and appearance to a conventional DVD player, MediaREADY combines a DVD player and Web browser with a full-sized wireless keyboard, a media player for playback of Web-based streaming media, Dolby Digital 5.1 Surround Sound, picture-in-picture capability, a karaoke microphone jack, and other features that enable consumers to access all popular forms of home entertainment from the comfort of their couch. The DVD player supports CDs, VCDs, SVCDs and CDs with MP3 files as well as DVDs, allowing users to play the latest video and audio. MediaREADY supports all forms of Internet connection including 56 kbps modem, dynamic DSL and cable modems, and 10/100 Base-T Ethernet. The built-in Web browser includes SSL 3.0 for secure online shopping. MediaREADY's VWB Internet PIP picture-in-picture feature allows users to multi-task their favorite pastimes, such as viewing the Web while watching a DVD movie or television program. A user-friendly, TV-optimized user interface allows even first-time users to navigate with ease. The unit carries a manufacturer's suggested retail price of $349 and ships with a remote control, microphone, and all cables needed for easy hookup. The MediaREADY product is a result of the strategic alliance with Neon Technology.

In March 2003 the Company licensed the Lafayette name for its MediaREADY set-top boxes. As a result of this licensing agreement with Lafayette Electronics, The Company will produce a set-top box under the Lafayette brand. The Lafayette-branded units will appear in specialty retail stores and coincide with the introduction of Lafayette's new line of home audio and video electronic products designed to re-launch the Lafayette brand. Additionally, The Company signed a Consulting Agreement with Steve Cavayero, President of Lafayette Electronics for 50,000 shares of restricted common stock.

In April 2003 the Company announced the debut of a VAR program for its MediaREADY(TM) Internet/DVD Player, the combo entertainment unit that brings email, web surfing, karaoke, MP3, CD music playback, and more to any television. Focused on specialty and high-end home electronics and computer retailers, the VAR program gives merchants an exceptional opportunity to capitalize on the developing market for convergent home entertainment devices.

In May 2003 the Company signed a manufacturing agreement with Lung Hwa Electronics, a major consumer electronics manufacturer, to begin production of the Company's new line of MediaREADY(TM) Internet/DVD Players. MediaREADY(TM), a revolutionary combo entertainment device that brings email, web surfing, karaoke, MP3, CD/DVD playback, and more to any television and home theater system, will ship to retailers in September 2003.

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

In June 2003, the Company began production of its new and more advanced MediaREADY 4000 Internet/DVD player. The convergent device, which unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options, is expected to reach consumer electronics shelves in late November 2003. The biggest change in the MediaREADY(TM) 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaREADY(TM) 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

In July 2003, the Company announced the selection of Sigma's EM8475 digital media processor, for the Company's new MediaREADY(TM) 4000 Internet/DVD Player, from Sigma Designs, Inc. (Nasdaq: SIGM), a leader in digital media processing for consumer appliances. The EM8475, an advanced MPEG-4 decoder designed for set-top box applications, will drive digital video playback on the MediaREADY 4000, a breakthrough in convergent home entertainment. Sigma Designs' EM8475 MPEG-4 digital processor is the premier product for IP video streaming in set-top boxes and media gateways. Incorporating the company's award-winning REALmagic(R) Video Streaming Technology, the chip was the industry's first MPEG-4 chip to support full-resolution (720x576) and streaming video based on ISMA specification 1.0. The EM8475 provides highly integrated solutions for decoding of MPEG-4, as well as DVD, MPEG-2 and MPEG-1 formats.

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

In September 2003, VWB announced it was demonstrating its breakthrough MediaREADY 4000(TM) convergent Internet/DVD Player to OEM manufacturers at Computex Taipei 2003. The MediaREADY 4000, one of the world's first integrated consumer set-top devices, combines popular media entertainment options including DVD/MPEG-1/MPEG-2/MPEG-4 playback, feature-rich television, email, web surfing, karaoke, CD/MP3 playback and more, with an open source, Linux-based architecture that allows it to support virtually any kind of OEM configuration or upgrade. The Company's MediaREADY 4000 has partnered with Lung Hwa Electronics Co., Ltd., a leading worldwide consumer electronics equipment manufacturer, to produce the convergent device. The MediaREADY 4000 is being demonstrated at Computex Taipei 2003 from the Lung Hwa Electronics exhibit, Booths 427, 429, and 431.

In November 2003, the Company announced that it has expanded its trade credit facilities to more than $10 million (USD) in order to ensure ample production financing for its new line of branded MediaREADY(TM) convergent Internet/DVD players. The $10 million in credit facilities includes a new line of credit from the Company's primary manufacturing partner.

As of December 31, 2003 the Company has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaREADY line of set-top boxes on an order by order basis which will start in 2004.

Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If customers terminate purchase orders or if the Company is unable to acquire new customer and orders for its products, the Company's business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

The Company's product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. No customer accounted for more than 10.0% of the Company's revenues in the periods ended December 31, 2002 or December 31, 2003. The Company does not know the scope of its product sales or customer profile as yet because the products are so new. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company's business, financial condition, and results of operations.

CLIENTS

The Company has focused and will continue to focus on long-term relationships with clients that will range from retail consumers to small, medium, and large business customers. If its clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

No client accounted for more than 10% of the Company revenues in 2003 or 2002. Although, the Company does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so since many of the Companies products are new and more difficult to sell. Any cancellation, deferral or significant reduction in work performed for clients or a significant number of smaller clients could have a material adverse affect on it's business, financial condition and results of operations.

SALES AND MARKETING

As of December 31, 2003, the Company plans to promote itself by direct sales efforts using telephone sales, conventional media advertising, and Internet marketing. These advertisements are targeted at small, medium, and large business customers as well as retail consumers who are likely to respond to specific ads or visit specific web sites to make a purchase. The Company employs two inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company also plans to engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

As of December 31, 2003 the Company has no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets as it develops its products for launch and there can be no assurances it that it will be able to penetrate these markets in the future because of the need for the Company to raise additional capital.

EMPLOYEES

As of December 31, 2003 the Company employed a total of 5 on a full-time and part-time basis. In addition the company had consulting agreements with 4 outside individuals or firms for sales and marketing, technical consulting, and public relations. None of the employees belong to a union and the Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately held company engaged in the business of selling and distributing electronic products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default and/or rescind the transaction. Management believes that the ultimate resolution of this default may have a material adverse effect on Video Without Boundaries, Inc. financial condition, results of operations and liquidity.

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2003 the Company's corporate office were located at 1975 East Sunrise Blvd. 5th Floor, Fort Lauderdale, FL 33304. Pursuant to a written lease, the Company leased approximately 450 square feet at an annual rent of $7,200. The lease is for a term of 1 year. The company had a sales and technical office at 20 SW 27th Ave. suite 101 Pompano Beach, FL 33069. Pursuant to a written lease, the company leased approximately 1,000 square feet at an annual rent of $12,000.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2003, the Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. In addition, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, the Company's Common Stock traded in the over-the-counter market under symbol VDWB on the OTC Electronic Bulletin Board. There was no trading in the Company's Common Stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2003 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-KSB as amended.

OVERVIEW

As of December 31, 2003, the Company provided products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

The Company provided streaming digital media and video on demand (VOD) services, and recently taken actions to reduce the company's operating cost. These changes will also balance the company's investment across its two key markets: streaming digital media and video on demand (VOD) services. Due to the continued decline in economic activity and weakened capital and business spending for emerging technology products and services, VWB has redirected its human and capital resources towards its most profitable products and services, while reducing its exposure to unprofitable markets.

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

As of December 31, 2003, the Company was repositioning itself within the entertainment and home broadband marketplace. The Company's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

     o    Video Conferencing & IP Telephony

     o    Games (Single or Multiplayer)

     o    PVR (i.e. Tivo)

     o    Online Digital Media Rental and Purchase

Historically the Company has derived substantially all of its revenues from fees and product sales for services and products generated on an order by order basis. Video Without Boundaries services and products are provided on a fixed-price basis and on a time and material basis.

In addition, because a proportion of the Company's expenses is relatively fixed, a variation in the number of client purchase orders can cause significant variations in operating results from quarter to quarter.

The Company's orders vary in size and scope; therefore, a client that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of the Company's revenues in the period ended December 31, 2003.

The Company does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of the Company's revenues may be generated from a small number of clients. These clients may not retain the Company in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on it's business, financial condition, and results of operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

REVENUES

Net sales are comprised of product and services sales, net of returns and allowances. In 2003, revenues were $1,770 compared to $5,621 for 2002. The decrease in net sales was due to the consolidation and elimination of non-profitable company divisions while investing in the development of new digital media products for future sales.

Cost of sales decreased from $3,921 in 2002 to $1,046 in 2003. As a percentage of net sales, the Company's gross margin was 30.2% for 2002 and 40.9% for 2003. This increase in gross margin is due to the decrease in consulting services. The current margin is not necessarily indicative of anticipated future margins.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, professional fees, and research and development. General and administrative expenses were $1,210,680 representing 684% as a percentage of revenue for the year ended December 31, 2003 compared to $944,880 representing 168% as a percentage of revenue for the year ended December 31, 2002. The increase in general and administrative expenses as a percentage of revenue was a result of company investment in the development of new products and services.

Net cash used in operating activities was $122,844 for the year ended December 31, 2003. Net cash used in operating activities was primarily attributable to net losses.

Net cash provided by financing activities was $450,677 for the year ended December 31, 2003. Net cash provided by financing activities resulted from an advance from a shareholder and a Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had ($1,404,471) of working capital. On February 28, 2004 the Company secured financing for $1,100,000; however, the Company believes that its current working capital, the new financing and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately held company engaged in the business of selling and distributing electronic products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default and/or rescind the transaction. Management believes that the ultimate resolution of this default may have a material adverse effect on Video Without Boundaries, Inc. financial condition, results of operations and liquidity.

SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements and the notes thereto appear on pages F-1 through F-15 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, as amended. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this annual report, as amended, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending December 31, 2003, except as follows; subsequent to the audit of the fiscal year ending December 31, 2003, the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers as of December 31, 2003. The following are the Directors and Executive Officers of the Company. None of the Directors hold similar positions in any reporting company. The Directors named below will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting.

V. Jeffrey Harrell, age 38, is the Chairman of the Board, President, CEO, Principal Financial and Accounting Officer, and Secretary of the Company and has held these positions since December 1999. Mr. Harrell joined the Company from the financial services industry where he worked as Vice President and partner. Previously he worked as Director of IT and Cost Accountant for two major manufacturers.

The Company has not adopted yet the code of ethics for its Officers but intends to adopt code of ethics at its meeting of the Board of Directors in the near future.

ITEM 10.  EXECUTIVE COMPENSATION

The Company paid the following salaries to its executives:

                                            2001           2002         2003
                                            ----           ----         ----
V. Jeffrey Harrell,                         $32,600        $29,025      $32,250
President, CEO, and
Chairman of the Board

None of the executives received any stock options or stock dividends. The above executive did not received reimbursement for health insurance. The director was not compensated for any Board of Directors meetings.

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

None of the executives received any stock options or stock dividends. The executive did not receive reimbursement for health insurance as part of compensation. The directors were not compensated for any Board of Directors meetings.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.2 Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.3 Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

10.1 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.2 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.3 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.4 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.5 Office Lease (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 05/15/03)

10.10 Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.11 Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                            VIDEO WITHOUT BOUNDARIES, INC.

August 31, 2005                             By: /s/ V. JEFFREY HARRELL
                                            ---------------------------
                                            V. Jeffrey Harrell,
                                            President and Chief
                                            Executive Officer

                         VIDEO WITHOUT BOUNDARIES, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                    CONTENTS


                                                                         Page

Reports of Public Accounting Firms......................................F-1-F-2

Financial Statements:

  Balance Sheets..........................................................F-3

  Statements of Operations................................................F-4

  Statement of Stockholders' Deficit......................................F-5

  Statements of Cash Flows................................................F-6

  Notes to Financial Statements........................................F-7-F-15

                            BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 209
                          CORAL SPRINGS, FLORIDA 33071

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Video Without Boundaries, Inc.
888 Las Olas Boulevard, Suite 710
Ft. Lauderdale, Florida  33301

We have audited the accompanying balance sheets of Video Without Boundaries, Inc. as of December 31, 2003 and 2002 and the related statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the accompanying balance sheets and related statements of stockholders' (deficit), operations, and cash flows have been restated to reflect the proper accounting for certain transactions which took place during the years ending December 31, 2003 and 2002.


                                                       /s/ Baum & Co.

Baum & Company, P.A.
Coral Springs, Florida
August 31, 2005

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS
                                   DECEMBER 31

                                ASSETS
                                                                             2003             2002
                                                                         ------------     -----------
                                                                         Restated (1)
 Current assets:
     Cash  and cash equivalents                                          $        20      $    12,047
     Accounts receivable, net of allowance for doubtful accounts of
              $-0- in 2003 and 2002, respectively                                 --              621
     Inventory                                                                 3,250               --
     Loans receivable, net of provision for bad debts of
       $70,000 in 2003 and 2002, respectively                                     --           10,000
                                                                         -----------      -----------

         Total current assets                                                  3,270           22,668
                                                                         -----------      -----------

  Property and equipment, net                                                514,553           82,220
                                                                         -----------      -----------

 Other assets:
     Investments (at cost), net of allowance for decline in value of
       $93,000 and $-0- in 2003 and 2002, respectively                            --               --
     Deposits                                                                  1,850               --
                                                                         -----------      -----------

                                                                               1,850               --
                                                                         -----------      -----------

         Total assets                                                    $   519,673      $   104,888
                                                                         ===========      ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Checks drawn in excess of bank balance                                    2,693               --
     Accounts payable trade                                                  224,762           85,374
     Accrued salary to president                                             238,725          120,975
     Notes payable and accrued interest - shareholders'                      903,661          510,926
     Notes payable  and accrued interest                                      37,900           54,300
                                                                         -----------      -----------

         Total current liabilities                                         1,407,741          771,575
                                                                         -----------      -----------


 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized,
          15,448,747 and  119,087 shares issued and outstanding at
          December 31, 2003 and 2002, respectively                            15,449              119
       Additional paid-in capital                                          3,152,679        1,519,138
       Accumulated deficit                                                (4,056,196)      (2,185,944)
                                                                         -----------      -----------

         Total stockholders' deficit                                        (888,068)        (666,687)
                                                                         -----------      -----------

         Total liabilities and stockholders' deficit                     $   519,673      $   104,888
                                                                         ===========      ===========

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003             2002
                                                     ------------     -----------
                                                     Restated (1)
Sales                                                $     1,770      $     5,621

Cost of sales                                              1,046            3,921
                                                     -----------      -----------

         Gross profit                                        724            1,700
                                                     -----------      -----------


Operating expenses:
     Selling, general and administrative                 936,153          950,737
     Depreciation                                        234,527           18,081
     Research and development                             40,000           46,062
     Loss due to decline in value of investments          93,000               --
     Interest and financing expense                      567,296           41,522
                                                     -----------      -----------

                                                       1,870,976        1,056,402
                                                     -----------      -----------

Net loss                                             $(1,870,252)     $(1,054,702)
                                                     ===========      ===========



Basic and fully diluted loss per share               $     (0.47)     $    (17.31)
                                                     ===========      ===========


Weighted-average number of shares
     used in computing per share amounts               3,996,667           60,925
                                                     ===========      ===========

 (1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  Restated (1)

                                                             COMMON STOCK            ADDITIONAL
                                                      --------------------------       PAID-IN       ACCUMULATED
                                                        SHARES          AMOUNT         CAPITAL         DEFICIT           TOTAL
                                                      ----------     -----------     -----------     -----------      -----------
Balance December 31, 2001                                  2,762     $         3     $   431,205     $(1,131,242)        (700,034)

Stock issued for services                                 78,035              78         261,922              --          262,000

Stock issued for convertible debentures and
     related accrued interest                             34,123              34         526,515              --          526,549

Stock issued for cash                                      2,500               3          37,497              --           37,500

Stock issued for loans receivable                          1,667               1          24,999              --           25,000

Accounting recognition of  beneficial conversion
      feature on debentures                                   --              --         237,000              --          237,000

Net loss for the year                                         --              --              --      (1,054,702)      (1,054,702)
                                                      ----------     -----------     -----------     -----------      -----------

Balance December 31, 2002                                119,087             119       1,519,138      (2,185,944)        (666,687)

Stock issued for services                                885,000             885         249,115              --          250,000

Stock issued for development of software                 200,000             200         159,800              --          160,000

Stock issued for convertible debentures and
     related accrued interest                            949,660             950         754,970              --          755,920

Notes payable to stockholders' contributed
     as capital                                       12,795,000          12,795         220,156              --          232,951

Stock issued for purchase of web portal                  500,000             500         249,500              --          250,000

Net loss for the year                                         --              --              --      (1,870,252)      (1,870,252)
                                                      ----------     -----------     -----------     -----------      -----------

Balance December 31, 2003                             15,448,747     $    15,449     $ 3,152,679     $(4,056,196)     $  (888,068)
                                                      ==========     ===========     ===========     ===========      ===========

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                            VIDEO WITHOUT BOUNBARIES

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                         2003            2002
                                                                                      -----------    -----------
                                                                                      Restated (1)
Cash flows from operating activities:
    Net loss                                                                          $(1,870,252)   $(1,054,702)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                                  234,527         18,081
            Bad debts                                                                        --           95,000
            Interest on debentures converted to stock                                      14,460         36,049
            Interest on shareholder loans and notes payable                                55,376          3,300
            Interest and discount accretion on convertible debentures                     496,460           --
            Selling, general and administrative expenses                                  348,233           --
            Loss due to decline in value of investments                                    93,000           --
            Stock issued for services                                                     250,000        262,000
           Change in assets and liabilities
                           (Increase) decrease in accounts receivable                         621           (621)
                           (Increase) in inventories                                       (3,250)          --
                           (Increase) decrease in other assets                             (1,850)        50,950
                           Increase in checks drawn in excess of bank balance               2,693           --
                           Increase (Decrease) in accounts payable                        139,388        (84,050)
                           Increase in accrued salary to president                        117,750        120,975
                                                                                      -----------    -----------

                                       Net cash used in operating activities             (122,844)      (553,018)
                                                                                      -----------    -----------

Cash flows from investing activities:

    Purchases of stock in closely held corporation                                        (93,000)          --
    Purchases of property, plant and equipment                                           (246,860)        (8,803)
                                                                                      -----------    -----------

                                        Net cash used in investing activities            (339,860)        (8,803)
                                                                                      -----------    -----------

Cash flows from financing activities:

    Proceeds from shareholder loans                                                       269,050        301,240
    Repayment of shareholder loans                                                        (43,373)          --
    Advances of loans receivable                                                             --          (80,000)
    Proceeds from issue of debentures                                                     245,000        298,000
    Payment of notes payable                                                              (20,000)        (5,000)
    Proceeds from issuance of stock                                                          --           37,500
                                                                                      -----------    -----------

                                          Net cash provided by financing activities       450,677        551,740
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                                 (12,027)       (10,081)

Cash and cash equivalents at beginning of year                                             12,047         22,128
                                                                                      -----------    -----------

Cash and cash equivalents at end of year                                              $        20    $    12,047
                                                                                      ===========    ===========


(1) See note 3 - restatement of financial statements

  The accompanying notes are an integaral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - BUSINESS DESCRIPTION

Video Without Boundaries, Inc. ("the Company ") or ("VWB") is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. VWB is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. VWB, is a leading supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.


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


PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost, net of accumulated depreciation, which is provided for by a charge to operations over the estimated useful life of the assets using the straight-line method. The useful life of the assets is 3-4 years.

Expenditures that extend the useful life of the respective assets are capitalized and depreciated over the lives of the respective assets. Maintenance, repairs and other expenses that do not extend their useful life are expensed as incurred.

FINANCIAL INSTRUMENTS

The Company's financial instruments are cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and notes payable.The recorded values of cash, accounts receivable, loans receivable, accounts payable, and accrued expenses approximates their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

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

For convertible debt, the recorded debt discount is calculated at the issuance date as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible. The discount has been accredited through interest and financing costs during 2003.

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

The restatement was undertaken due to the auditor of the 2003 fiscal year not having been registered with the PCAOB at the time of the original Form 10-KSB filing on April 14, 2004. The restatement corrects the accounting of the following transactions:


(1) reversal of sales and cost of sales where ownership of the product had not passed (2) reversal of sales and cash-in-transit entry incorrectly made (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) increase in depreciation expense on property and equipment (5) reclassification of a loan receivable to investments and subsequent provision for decline in value
         (6) provision for bad debts against loan receivable (7) expensing a prepayment to research and development (8) revision of the interest charge on shareholder loans (9) reversal of expenses charged to the Company by a shareholder (10) accrual for salary to president (11) revision of interest on third party loans (12) booking of financing expense to recognize the beneficial conversion feature of convertible debentures, and revision of interest expense (13) correction to classifications of various operating costs.

The components of the restatement are explained in the notes below the table.

                                                                   Adjustment to
                                                     As filed        restate        Restated
                                                     --------        -------        --------
Balance sheet data as at December 31, 2003
  Cash(a)                                           $    73,912    $   (73,892)   $        20
  Accounts receivable (b)                               300,000       (300,000)          --
  Property and equipment (b) (c)                         94,198        420,355        514,553
  Investments (d)                                          --             --             --
  Deposit (d)                                           163,000       (163,000)          --
  Media ready software (c)                              198,668       (198,668)          --
  Prepaid box tooling (e)                                40,000        (40,000)          --
  Notes payable shareholders (a)                      1,238,258       (334,597)       903,661
  Checks drawn in excess of bank balance (a)               --            2,693          2,693
  Accrued salary to president (g)                          --          238,725        238,725
  Interest payable (h)                                    7,301         (7,301)          --
  Notes payable (i)                                      30,000          7,900         37,900
  Additional paid-in capital (j)                      2,789,851        362,828      3,152,679
  Accumulated deficit (a) (c) (d) (e) (f) (g) (h)    (3,430,750)      (625,446)    (4,056,196)
                                    (i) (j)


Statement of operations for the year ended
December 31, 2003
  Revenues (a)                                      $   190,770    $  (189,000)   $     1,770
  Cost of sales (a)                                     176,046       (175,000)         1,046
  Selling, general and administrative (f) (g) (k)     1,277,027       (340,874)       936,153
                                       (l)
  Depreciation (c)                                         --          234,527        234,527
  Research and development (e)                             --           40,000         40,000
  Loss due to decline in value of investments (d)          --           93,000         93,000
  Interest and finance expense  (f) (h) (i) (j)            --          567,296        567,296

  Net loss                                           (1,262,302)      (607,950)    (1,870,252)
  Basic and fully diluted loss per share                  (0.32)         (0.15)         (0.47)


As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows and changes in stockholders' equity have been restated accordingly.

     a) Cash

     The Company identified an amount of $14,000 that had incorrectly been booked to cash-in-transit. This comprised sales and cost of sales of $189,000 and $175,000, respectively. It was determined that ownership of the product had not passed. The Company has reversed this entry to sales and cost of sales for the year ended December 31, 2003 and reversed the net entry of $14,000 to cash-in-transit at December 31, 2003.

     The Company has reclassed checks drawn in excess of the bank balance totaling $2,693 as a liability.

     The Company identified an incorrect entry of $62,585 to cash-in-transit and shareholders funds. This entry has been reversed at December 31, 2003.

     b) Accounts Receivable

     The Company discovered that the purchase of a web portal had been recorded as an accounts receivable. This asset, totaling $300,000 has now been reclassed to property and equipment.

     c) Property and Equipment

     The Company has booked depreciation on a web portal of $75,000 (see note b) in order to write off this asset on a straight line basis over its useful life. Accordingly, depreciation expense has been increased by $75,000 for the year ended December 31, 2003 with a corresponding increase in accumulated depreciation of $75,000 at December 31, 2003.

     The Company has booked additional depreciation on computer hardware totaling $19,527 in order to write off this asset on a straight line basis over its useful life. Accordingly, depreciation expense has been increased by $19,527 for the year ended December 31, 2003, with a corresponding increase in accumulated depreciation at December 31, 2003. The Company had also revised its charge for depreciation on this asset in the year ended December 31, 2002 which resulted in a reduction in depreciation during 2002 of $16,214.

     The Company has reclassed media ready software totaling $198,668 to property and equipment.

     d) Investments

     The Company has reviewed the classification of a deposit of $163,000 with CAC Media and has determined that the correct accounting treatment is to show this amount as an investment in CAC Media. The Company additionally reviewed the investment for possible impairment and has decided to provide for a decline in value of $163,000.

     e) Prepaid Box Tooling

     Management has reviewed the prepaid box tooling asset and determined that this meets the criterion of a research and development expenditure. Accordingly, the amount of $40,000 has been expensed to research and development in the year ended December 31, 2003.

     f) Notes Payable and Accrued Interest - Shareholders

     An incorrect entry to cash-in-transit and shareholder funds has been reversed (see note a).

     It was determined that interest had not been properly accrued on the shareholder loans at the rate of 8% per annum, as stipulated in the relevant agreements. Accordingly, the Company has booked an additional amount of $9,621 as interest expense for the year ended December 31, 2003 with a corresponding increase in the liabilities on shareholder loans of $9,621 at December 31, 2003.

     Management has reviewed the documentation relating to expenses paid on behalf of the Company by a major shareholder. Due to the inability of the shareholder to produce suitable documentation to support the expenses paid on behalf of the Company, and reflected as shareholder loans, the amount due to the shareholder has been reversed by the Company. Accordingly, the liabilities to the shareholders' has been reduced by $9,536 at December 31, 2003 with a corresponding reduction in selling, general and administrative expenses of $9,536 for the year ended December 31, 2003.

     The liability on shareholder loans was reduced by $252,854 at December 31, 2002 due to a restatement of the financial statements for the 2002 year.

     g) Accrued Salary to President

     Management has accrued the salary of the President which resulted in an increase in salary expense totaling $117,750 for the year ended December 31, 2003 and a corresponding increase in accrued salary to president of $117,750 at December 31, 2003.

     The Company recorded an accrual for the president's salary of $120,975 at December 31, 2002 due to a restatement of the financial statements for 2002. This has resulted in a total liability for accrued salary to president of $238,725 at December 31, 2003.

     h) Interest Payable

     An entry to reduce accrued interest on debentures and increase interest payable totaling $5,400 has been reversed.

     The Company determined that accrued interest totaling $1,900 had been incorrectly recorded. Accordingly, interest expense for the year ended December 31, 2003 was reduced by $1,901 with a corresponding reduction in the accrual of $1,900 at December 31, 2003.

     i) Notes Payable and Accrued Interest

     Management determined that interest had to be recognized totaling $3,600 on a third party note. Accordingly, interest expense for the year ended December 31, 2003 was increased by $3,600 with a corresponding increase in the accrual for notes payable and interest of $3,600 at December 31, 2003.

     The Company recorded an accrual for third party interest totaling $4,300 at December 31, 2002 due to a restatement of the financial statements for that year. This has resulted in an increase in the accrual for notes payable and accrued interest of $4,300 at December 31, 2003.

     j) Additional Paid-In Capital

     The Company completed a review of all debenture documents relating to the issuance of convertible debentures which revealed that the Company had not properly accounted for the beneficial conversion feature contained within each debenture. Accordingly, the Company has booked a financing expense totaling $496,460 to recognize the accretion of the debt discount which resulted from the beneficial conversion feature, with a corresponding increase in additional paid-in capital of $496,460 at December 31, 2003.

     The Company recognized the discount in the debentures at December 31, 2002 with a total of $237,000 being moved from convertible debentures to additional paid-in capital, as part of a restatement of the financial statements for 2002. The Company had initially, booked this entry in 2003 and the restatement of the financial statements for 2002 has now resulted in a reversal of the 2003 entry.

     Due to a restatement of the 2002 financial statements the Company had increased additional paid-in capital by $103,368 including the correction of $237,000 relating to the convertible debentures mentioned above. These corrections have also caused an increase in additional paid-in capital at December 31, 2003.

     k) Other Reclassifications

     Management has evaluated the nature of the expenses previously classified in the statement of operations and determined that the following reclassifications are required:

     Depreciation of $234,527 had been included with selling, general and administrative expenses and this has now been reclassed to a separate line item.

     Interest expense of $60,033 had been included with selling, general and administrative expenses and this has now been reclassed to a separate line item.

     l) Selling, General and Administrative

     During its revision of the 2002 financial statements the Company wrote off an investment in Cornerstone Entertainment totaling $210,871. This write off had initially taken place in 2003 and this write off has now been reversed in the current year. The result of the adjustment is to reduce selling, general and administrative expenses by $210,871 for the year ended December 31, 2003.

     During its revision of the 2002 financial statements the Company wrote off a $25,000 receivable as a bad debt. This write off had initially taken place in 2003 and this write off has now been reversed in the current year. The result of the adjustment is to reduce selling, general and administrative expenses by $25,000 for the year ended December 31, 2003.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $4.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                          2003             2002
                                                          ----             ----

Trade receivables                                         $ --             $621
                                                          ====             ====


NOTE 6 - LOANS RECEIVABLE

The Company loaned $10,000 to an unrelated organization to provide financing for the development of a software browser. The loan was non-interest bearing, non-collateralized and repayable on demand. The loan has been reclassified to property and equipment at December 31, 2003.

The Company loaned $70,000 to an unrelated organization under a bridge financing agreement. The loan was non-interest bearing, non-collateralized and payable on demand. A bad debt provision ws made against this receivable at December 31, 2002.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                      2003               2002
                                                    ---------         ---------
Computer equipment                                  $ 150,027         $ 145,980
Software                                              360,603              --
Web portal                                            300,000              --
Furniture and equipment                                 2,210              --
                                                    ---------         ---------
                                                      812,840           145,980
Less accumulated depreciation                        (298,287)          (63,760)
                                                    ---------         ---------

                                                    $ 514,553         $  82,220
                                                    =========         =========

For the years ended December 31, 2003 and 2002, depreciation totaled $234,527 and $18,081, respectively.

On June 14, 2004 the web portal was sold to a major stockholder of the Company for $300,000.

NOTE 8 - NOTES PAYABLE

The Company is obligated to two shareholders for $903,661 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2003 and 2002, the Company incurred interest on these notes totaling $51,776 and $18,035, respectively.

The Company has an obligation for money due to two former debenture holders totaling $37,900 who have elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand. During the years ended December 31, 2003 and 2002, the Company incurred interest on these notes totaling $3,600 and $3,300, respectively.

NOTE 9 - CONVERTIBLE DEBENTURES

During 2001 through 2003 the Company issued convertible debentures in the amounts of $268,000 and $482,000, respectively. The debentures mature 90 days after issuance, with interest accruing at the rate of 12% per annum. The 2001 issuance entitles the holder of each debenture to have the right at anytime before maturity, to convert the principal and accrued interest into shares of common stock of the Company at $0.05 per share. During 2002 the holders of the 2001 debenture issuance converted their debentures and associated interest into stock amounting to $526,549.

The 2003 and 2002 issuances entitles the holder of each debenture to have the right at anytime before maturity, to convert the principal and accrued interest into shares of restricted common stock at 50% of the bid price of the stock. As a consequence of the latter beneficial conversion feature the discount associated with the conversion feature reduced the amounts due to the debenture holders to zero at December 31, 2002. The recorded debt discount was calculated as the difference between the conversion price and the relative fair value of the common stock into which the security is convertible. During 2003 the holders of the 2002 debenture issue converted their debentures and associated interest and finance expense into stock amounting to $755,920.

NOTE 10 - STOCKHOLDERS' EQUITY

Effective September 13, 2002, the Company effectuated a one-for-three-hundred reverse stock split. All share and per share data prior to that date has been restated to reflect the split.


NOTE 11 - RELATED PARTIES

During 2003, the Company expensed an amount of $ 150,000 for the salary of the President. At December 31, 2003 an amount of $238,725 was unpaid and has been accrued.

Consulting services were provided to the Company by two major stockholders. During the year ended December 31, 2003 the Company issued 12,795,000 post-split shares of restricted common stock, valued at $232,951 to two organizations affiliated with these stockholders.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                         2003         2002
                                                                     ------------    -------

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for interest                        $        --     $   --
                                                                     =============   ========

     Cash paid during the period for income tax                      $        --     $   --
                                                                     =============   ========


Non-cash movements affecting investing and financing transactions:

     Stock issued for services                                       $     250,000   $262,000
                                                                     =============   ========
     Stock issued for convertible debentures                         $     755,920   $526,549
                                                                     =============   ========
     Stock issued for development of software                        $     160,000   $   --
                                                                     =============   ========
     Notes payable to stockholders' contributed as capital           $     232,951   $   --
                                                                     =============   ========
     Stock issued for purchase of web portal                         $     250,000   $   --
                                                                     =============   ========


NOTE 13 - INCOME TAXES

The provision for federal income taxes as of December 31, 2003 and 2002 consists of the following:

                                                     2003                2002
                                                  ---------           ---------
Current (benefit)                                 $(564,231)          $(293,667)
Valuation allowance                                 564,231             293,667
                                                  ---------           ---------

                                                  $    --             $    --
                                                  =========           =========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2003 and 2002 are as follows:

                                                     2003               2002
                                                 -----------        -----------

Deferred tax assets:
Net operating loss carryforward                  $(1,228,462)       $  (664,231)
Valuation allowance                                1,228,462            664,231
                                                 -----------        -----------

                                                 $      --          $      --
                                                 ===========        ===========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,228,462 and $664,231 at December 31, 2003 and 2002 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2003 and 2002 was $564,231 and $293,667, respectively.

The Company has incurred net operating losses since inception. At December 31, 2003 and 2002, the Company had a net operating loss carryforward for tax purposes amounting to approximately $3.7 million and $2.1 million, respectively. Tax losses will begin expiring in the year 2019.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2003 and 2002 is as follows:

                                                             2003         2002
                                                             ----         ----

Tax at U.S. statutory rate                                   35.0%        35.0%
State tax rate, net of federal benefits                       5.5%         5.5%
Change in valuation allowance                               (40.5)%      (40.5%)
                                                             ----         ----

Effective tax rate                                            0.0%         0.0%
                                                             ====         ====

NOTE 14 - SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have a material adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.