Form 10QSB/A
period 2004-03-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-10-03
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

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

           888 East Las Olas Blvd, #710, Fort Lauderdale, FL 33301
                     --------------------------------------
                     Address of principal executive offices

                                  954-527-7780

                     --------------------------------------
               Registrant's telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004: 25,948,747 shares of common stock.

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the period ended March 31, 2004 as originally filed with the Securities and Exchange Commission on May 14, 2004.

The restatement was undertaken due to the auditor of the 2004 first quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on May 14, 2004. The restatement corrects the accounting of the following transactions: (1) correction for amounts incorrectly recorded as cash in transit
(2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment
(4) increase in depreciation expense on property and equipment (5) reclassification of a loan receivable to investments and subsequent provision for decline in value (6) booking of additional invoices to accounts payable (7) conversion of additional amounts from shareholder loans to common stock (8) recording of interest on shareholder loans (9) accrual for salary to president
(10) booking of accrued expenses (11) reversal of a sale and related cost of sales.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: March 31, 2004 and December 31, 2003

         Statement of Operations: Three Months Ending March 31, 2004 and Three Months Ending March 31, 2003

         Statement of Shareholder's Equity: Years Ending December 31, 2003 and 2002

         Statements of Cash Flows: Three Months Ending March 31, 2004 and Three Months Ending March 31, 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS

                                                                                         MARCH 31             DECEMBER 31
                                                                                           2004                   2003
                                                                                       ------------           ------------
                                                                                       Restated (1)
                                                     ASSETS
 Current assets:
     Cash  and cash equivalents                                                        $    811,963           $         20
     Accounts receivable                                                                      1,725                     --
     Inventory                                                                                9,750                  3,250
     Loans receivable, net of provision for bad debts of $70,000 at
       March 31, 2004 and December 31, 2003, respectively                                        --                     --
                                                                                       ------------           ------------

         Total current assets                                                               823,438                  3,270
                                                                                       ------------           ------------

  Property and equipment, net                                                               462,448                514,553
                                                                                       ------------           ------------

 Other assets:
     Investments (at cost), net of allowance for decline in value of $258,000
       and $93,000 at March 31, 2004 and December 31, 2003, respectively                         --                     --
     Deposits                                                                                 1,850                  1,850
                                                                                       ------------           ------------

                                                                                              1,850                  1,850
                                                                                       ------------           ------------

         Total assets                                                                  $  1,287,736           $    519,673
                                                                                       ============           ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Cash overdraft                                                                              --                  2,693
     Accounts payable trade                                                                  62,499                224,762
     Accrued compensation                                                                   278,975                238,725
     Other accruals                                                                           9,088                     --
     Notes payable and accrued interest - shareholders'                                   1,118,831                903,661
     Notes payable                                                                               --                 37,900
                                                                                       ------------           ------------

         Total current liabilities                                                        1,469,393              1,407,741
                                                                                       ------------           ------------

 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized, 30,048,747 and 15,448,747 shares issued and outstanding at March 31, 2004 and
         December 31, 2003, respectively                                                     30,049                 15,449
       Additional paid-in capital                                                         4,354,079              3,152,679
       Accumulated deficit                                                               (4,565,785)            (4,056,196)
                                                                                       ------------           ------------

         Total stockholders' deficit                                                       (181,657)              (888,068)
                                                                                       ------------           ------------

         Total liabilities and stockholders' deficit                                   $  1,287,736           $    519,673
                                                                                       ============           ============

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                          THREE MONTHS           THREE MONTHS
                                                             ENDED                  ENDED
                                                         MARCH 31, 2004         MARCH 31, 2003
                                                         --------------         --------------
                                                          Restated (1)             Restated
Sales                                                     $      2,553           $         --

Cost of sales                                                    3,310                     56
                                                          ------------           ------------

         Gross profit                                             (757)                   (56)
                                                          ------------           ------------

Operating expenses:
     Selling, general and administrative                       264,200                365,111
     Depreciation                                               59,709                 58,064
     Loss due to decline in value of investments               165,000                 30,000
     Interest and financing expense                             19,923                265,846
                                                          ------------           ------------

                                                               508,832                719,021
                                                          ------------           ------------

Net loss                                                  $   (509,589)          $   (719,077)
                                                          ============           ============

Basic and fully diluted loss per share                    $      (0.02)          $      (0.60)
                                                          ============           ============

Weighted-average number of shares
     used in computing per share amounts                    22,748,747              1,189,087
                                                          ============           ============

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

                            VIDEO WITHOUT BOUNBARIES
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                        THREE MONTHS     THREE MONTHS
                                                                                            ENDED            ENDED
                                                                                       MARCH 31, 2004   MARCH 31, 2003
                                                                                       --------------   --------------
                                                                                        RESTATED (1)       RESTATED
Cash flows from operating activities:
    Net loss                                                                            $  (509,589)     $  (719,077)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                                     59,709           58,064
            Interest on debentures converted to stock                                            --           10,585
            Interest on shareholder loans and notes payable                                  20,069           11,150
            Interest and discount accretion on convertible debentures                            --          244,110
            Selling, general and administrative expenses                                     66,101           43,429
            Loss due to decline in value of investments                                     165,000           30,000
            Stock issued for services                                                            --          160,000
           Change in assets and liabilities
                          (Increase) decrease in accounts receivable                         (1,725)             621
                           (Increase) in inventories                                         (6,500)          (5,000)
                           (Increase) in other assets                                            --             (900)
                           Increase (decrease) cash overdraft                                (2,693)           8,678
                           Increase (Decrease) in accounts payable                           (2,263)         154,376
                           Increase in accrued compensation                                  40,250           29,437
                           Increase in other accruals                                         9,088               --
                                                                                        -----------      -----------

                                       Net cash used in operating activities               (162,553)          25,473
                                                                                        -----------      -----------

Cash flows from investing activities:
    Purchases of stock in closely held corporation                                         (165,000)         (30,000)
    Purchases of property, plant and equipment                                               (7,604)        (192,721)
                                                                                        -----------      -----------

                                        Net cash used in investing activities              (172,604)        (222,721)
                                                                                        -----------      -----------

Cash flows from financing activities:
    Proceeds from shareholder loans                                                          85,000           62,000
    Repayment of shareholder loans                                                               --          (41,799)
    Proceeds from issue of debentures                                                            --          180,000
    Payment of notes payable                                                                (37,900)         (15,000)
    Proceeds from issuance of stock                                                       1,100,000               --
                                                                                        -----------      -----------

                                          Net cash provided by financing activities       1,147,100          185,201
                                                                                        -----------      -----------

Net increase ( decrease)  in cash and cash equivalents                                      811,943          (12,047)

Cash and cash equivalents at beginning of period                                                 20           12,047
                                                                                        -----------      -----------

Cash and cash equivalents at end of period                                              $   811,963      $        --
                                                                                        ===========      ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                               3,600               --
                                                                                        -----------      -----------
Non-cash movements affecting investing and financing transactions:
       Accounts payable to affiliate of shareholder converted to note payable           $   160,000      $        --
                                                                                        -----------      -----------
       Note payable to shareholder converted to common stock                            $   116,000      $        --
                                                                                        -----------      -----------
       Notes payable to stockholders'contributed as capital                             $        --      $     5,400
                                                                                        -----------      -----------
       Stock issued for convertible debentures                                          $        --      $   434,232
                                                                                        -----------      -----------

(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three month periods ended March 31, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited financial statements and notes for the year ended December 31, 2003, included in the registrant's Form 10-KSB for the year ended December 31, 2003.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The restatement was undertaken due to the auditor of the 2004 first quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on May 14, 2004. The restatement corrects the accounting of the following transactions:

(1) correction for amounts incorrectly recorded as cash in transit (2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) increase in depreciation expense on property and equipment (5) reclassification of a loan receivable to investments and subsequent provision for decline in value (6) booking of additional invoices to accounts payable (7) conversion of additional amounts from shareholder loans to common stock (8) recording of interest on shareholder loans (9) accrual for salary to president (10) booking of accrued expenses (11) reversal of a sale and related cost of sales.

The components of the restatement are explained in the notes below the table.

                                                                        ADJUSTMENT TO
                                                          AS FILED         RESTATE         RESTATED
                                                       -----------      -------------    -----------
Balance sheet data as at March 31, 2004
  Cash (a)                                             $   842,528        $ (30,565)     $  811, 963
  Accounts receivable (b)                                  302,064         (300,339)           1,725
  Inventory (c)                                             11,375           (1,625)           9,750
  Note - CAC (d)                                            75,000          (75,000)              --
  Property and equipment  (b) (e) (g)                       97,427          365,021          462,448
  Deposit CAC Media  (f)                                   253,000         (253,000)              --
  Media ready software (g)                                 198,668         (198,668)              --
  Prepaid box tooling (h)                                   40,000          (40,000)              --
  Accounts payable (i)                                      44,292           18,207           62,499
  Notes payable shareholders (j)                         1,411,478         (292,647)       1,118,831
  Accrued salary to president  (k)                              --          278,975          278,975
  Other accruals (l)                                            --            9,088            9,088
  Common stock (m)                                          25,949            4,100           30,049
  Additional paid-in capital (n)                         3,954,351          399,728        4,354,079
  Accumulated deficit  (c) (e) (f) (h) (i) (j)          (3,614,158)        (951,627)      (4,565,785)
                       (k) (n) (o) (p)

Statement of operations for the three months ended
March 31, 2004
  Revenues  (o)                                          $  86,563        $ (84,010)       $   2,553
  Cost of sales (p)                                         68,310          (65,000)           3,310
  Selling, general and administrative (q)                  201,661           62,539          264,200

  Depreciation (e)                                              --           59,709           59,709
  Loss due to decline in value of investments (f)               --          165,000          165,000
  Interest and finance expense (j)                              --           19,923           19,923
  Net loss                                                (183,408)        (326,181)        (509,589)
  Basic and fully diluted loss per share                    (0.007)          (0.013)           (0.02)

As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows and changes in stockholders' equity have been restated accordingly.

     a)   Cash

          The Company identified and corrected amounts improperly entered as deposits-in-transit at December 31, 2003. These errors had carried through to the first quarter of the 2004 year.

     b)   Accounts Receivable

          The Company discovered that the purchase of a web portal had been recorded as an accounts receivable. This asset, totaling $300,000 was reclassed to property and equipment at December 31, 2003.

     c)   Inventory

          The Company reviewed the carrying amount of inventory and found that the actual cost as shown on the priced inventory sheets was lower than the amount originally reported by $1,625. The Company therefore reduced the carrying amount of inventory by this amount and booked a corresponding increase in cost of sales of $1,625.

     d)   Note - CAC

          The Company reviewed the collectibility of a note receivable with CAC and provided a bad debt provision against this amount at December 31, 2002. This provision had not been reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004.

     e)   Property and Equipment

          The Company has booked depreciation for the quarter totaling $59,709. A review by management had determined that no depreciation had initially been booked for this period.

          The Company had also revised its depreciation charges for the years ended December 31, 2002 and 2003, respectively, which has increased the amount of opening accumulated depreciation.

     During the year ended December 31, 2003 the Company had reclassed media ready software totaling $198,668 to property and equipment.

          At December 31, 2003 the Company had reclassed a web portal to property and equipment (see note b).

     f)   Deposit CAC Media

          The Company has reviewed the classification of a deposit with CAC Media of $253,000 and determined that the correct accounting treatment is to show this amount as an investment in CAC Media at March 31, 2004. The Company additionally reviewed the investment for possible impairment and has decided to provide a 100% provision for a possible decline in the value of the investment. Accordingly, the Company has booked an expense of $165,000 to reflect this decline during the quarter ended March 31, 2004. The balance of the provision had been booked at December 31, 2003.

     g)   Media Ready Software

          The amount of $198,668 has been reclassed to property and equipment (see note e).

     h)   Prepaid Box Tooling

          Management reviewed the prepaid box tooling asset and determined that this meets the criterion of a research and development expenditure. Accordingly, the amount of $40,000 was expensed to research and development during the year ended December 31, 2003.

     i)   Accounts Payable

          Management carried out a review of accounts payable and determined that the Company had not booked several invoices for which a liability existed at March 31, 2004. These liabilities have now been reflected on the balance sheet at March 31, 2004, with a corresponding increase in selling, general and administrative expenses for the three months ended March 31, 2004.

     j)   Notes Payable to Shareholders

          It was determined that interest had not been properly accrued on shareholder loans during the three months ended March 31, 2004 at the rate of 8% per annum, as stipulated in the relevant agreements. Accordingly the Company has booked an additional amount of $20,069 as interest expense for the three months ended March 31, 2004 with a corresponding increase in the liabilities on shareholder loans of $20,069 at March 31, 2004.

          An additional amount of $41,000 was converted to common stock and additional paid in capital at March 31, 2004 (see note m).

          Interest of $9,621 was accrued on shareholder loans at December 31, 2003 as a result of the restatement of the financial statements for that year. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004.

          At December 31, 2003 the Company had reversed certain expenses, totaling $9,536 which was paid on behalf of the Company by a shareholder, due to the inability of the shareholder to produce suitable documentation to support the expenses paid on behalf of the Company. This reversal was not reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004.

          The liability on shareholder loans was reduced by $252,854 at December 31, 2002 due to a restatement of the financial statements for the 2002 year.

     k)   Accrued Salary to President

          Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended March 31, 2004 and a corresponding increase in accrued salary to the president of $40,250 at March 31, 2004.

          The Company had recorded an accrual for the President's salary at December 31, 2003, totaling $238,725 as part of a restatement of the financial statements for this year. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004.

     l)   Other Accruals

          A review by management had identified $9,088 in unrecorded accruals for consulting and legal fees. Accordingly, these expenses have been booked to selling general and administrative expenses for the three months ended March 31, 2004, with a corresponding increase in other accruals of $9,088 at March 31, 2004.

     m)   Common Stock

          Management identified additional amounts totaling $4,100 of shareholder notes payable which had been converted to common stock at March 31, 2004. Accordingly, these amounts have been booked to common stock at March 31, 2004 with a corresponding reduction of the liability on notes payable to shareholders of $4,100 at March 31, 2004.

     n)   Additional Paid-In Capital

          A total of $36,900 has been booked to additional paid-in capital as a result of the conversion of shareholders' notes to common stock (see note m).

          At December 31, 2003 the Company had booked an additional $362,828 to additional paid-in capital to reflect the beneficial conversion feature contained within a debenture issue, along with other adjustments. This correction had not been booked during the initial filing of the 10-QSB for the quarter ended March 31, 2004.

     o)   Sales

          The Company carried out a review of sales and has reversed a sale of $84,010 after it was determined that there was no documentation to support the sale and the Company was additionally unable to identify the receipt of any revenues for the sale.

     p)   Cost of Sales

          The Company has reversed an amount of $65,000 relating to the costs of a reversed sale (see note o).

     q)   Selling, General and Administrative

          See notes i) k) and l) for an explanation of the increase in selling, general and administrative expenses for the three months ended March 31, 2004.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $4.6 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period April 1, 2004 through September 30, 2005 the Company has received approximately $2,500,000 as advances from major shareholders and sale of equity securities. The outcome of these matters subsequent to September 30, 2005 cannot be predicted and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

The Company is obligated to two shareholders for $1,118,831 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the three months ended March 31, 2004 the Company incurred interest on these notes totaling $20,069.

The Company had an obligation for money due to two former debenture holders totaling $37,900 who have elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand. During the three months ended March 31, 2004 these notes were repaid in full, including accrued interest.

NOTE 5 - COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2004 a major stockholder converted $116,000 in notes payable into 11,600,000 shares of restricted common stock at $.01 per share.

During the three months ended March 31, 2004 the Company sold 3 million shares to investors at prices ranging $0.25 to $0.60 per share, for a total of $1,100,000.

NOTE 6 - RELATED PARTIES

During the three months ended March 31, 2004, the Company expensed an amount of $ 50,000 for the salary of the President. At March 31, 2004 an amount of $278,975 was unpaid and has been accrued.

NOTE 7 - CONCENTRATIONS

The Company maintained a cash balance at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. At March 31, 2004, the Company's uninsured cash balance totaled $715,258.

NOTE 8 - SUBSEQUENT EVENT

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Currently, management is negotiating with the seller in an attempt to cure the default. In the event that a resolution of the default is not successful then the acquisition will be rescinded and the deposit forfeited. Management believes that this would have an adverse effect on the Company's financial statements. In addition, previously filed financial statements reflecting consolidated operations would require restatement.

On June 14, 2004, a web portal was sold to a major stockholder of the Company for $300,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB/A, as amended.

OVERVIEW

The Company provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

The Company is developing new products and services in regards to its media convergence business within the home entertainment marketplace. All major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, the Company is attempting to capitalize on the growth of this market through its professional services division and potential new partnerships and business ventures.

The Company has repositioned itself within the entertainment and home broadband marketplace. The Company's goals are 1) to become a producer & distributor of interactive consumer electronics equipment 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace,
3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

The acceptance of digital media and storage options, coupled with new digital distribution (IP) methods, is resulting in new convergence devices being introduced to consumers that allow for:

     o Universal Playback and storage of all digital media rented and purchased by the consumer
     o Consumers to have "on-demand" or immediate access to all digital media purchased and available for rental.
     o All forms of digital media to be played on all traditional audio/video equipment within the home, but also on relatively new, increasingly portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways. Supporting and exploiting this new consumer behavior requires:

     o Simple to use devices that conform to existing consumer behavior and media needs o Conceptual bridge between the "home PC" and the living room environment
     o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

Convergence Approaches

As of March 31, 2004 the existing industry participants have not successfully integrating convergence functionality in devices suitable for the living room. The result is that consumers: 1) have too many discrete devices connected to their TVs; and 2) lack the basic PC functionality required to exploit their TVs as "monitors" with which to access the Internet.

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

In addition, the MediaREADY platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. Retailers and resellers of the MediaREADY line of products also participate in the residual revenue stream offered by these upgrades. The Company offers value-added applications and upgrades that include:

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

The company expects to become cash/flow positive primarily through Retail Distribution (VAR and End User) and OEM Licensing Sales. In addition, the Company will also receive incremental revenue streams based upon:

     o    Purchases of value-added applications through the MediaREADY platform
     o Professional Services Revenue based upon customized value-added applications

In June 2003, the Company announced its new and more advanced MediaREADY 4000 Internet/DVD player. The convergent device unifies DVD playback, feature-rich TV, Internet, email, karaoke, and CD/MP3 playback with local and networked digital storage along with a host of possible upgrades and options. The biggest change in the MediaREADY(TM) 4000 is the addition of powerful PC componentry, including an onboard hard drive for storage of digital entertainment. The unit's new connectivity options, including Ethernet 10B/100BT wired and wireless connections, USB 2.0 and 1394 connectors, enables the device to download, play, and manage digital movies and other forms of digital entertainment from the Internet, or from a home networked PC. An improved Web browser and other feature upgrades ensure that the MediaREADY(TM) 4000 will be the one-stop entertainment and communications choice for the new age of digital technology.

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

The EM8475 enables the rapid development of adding PVR, progressive DVD playback and streaming video playback functionality to advanced set-top boxes and other PCI-based devices. In addition to providing state-of-the-art MPEG-4 playback capability, the EM8475 will allow the MediaREADY 4000 to access sophisticated online multimedia content containing audio, video, text, graphics and interactivity. MPEG-4's object-oriented environment supports complex scene manipulation at low bit rates, making it ideal for streaming content over today's broadband connections. Sigma Designs specializes in silicon-based MPEG decoding for steaming video, progressive DVD playback, and advanced digital set-top boxes. The company's award-winning REALmagic(R) Video Streaming Technology is used in both commercial and consumer applications providing highly integrated solutions for high-quality decoding of MPEG-1, MPEG-2, and MPEG-4. Headquartered in Milpitas, Calif., the company also has offices in China, Europe, Hong Kong, Japan, Korea, and Taiwan.

In January 2004, the Company sold 3,000,000 shares of its Restricted Common Stock pursuant to Rule 144 Under the Securities Act of 1933 to Margaux Investment Management Group S.A. for $1,100,000.

Currently the Company has minimal revenue but will derive substantially all of its revenues from product sales and licensing fees associated with the sale of its MediaREADY line of set-top boxes on an order by order basis. Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If customers terminate purchase orders or if the Company is unable to acquire new customer and orders for its products, the Company's business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses are relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

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

CUSTOMERS

We have focused and will continue to focus on long-term relationships with clients that will range from retail consumers to small, medium, and large business customers. If its clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

RESULTS OF OPERATIONS:

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues increased 100% or $2,553 for the three months ended March 31, 2004 from $0 for the comparable period in 2003. This increase was due to the initial evaluation orders of our new MediaREADY line of set-top boxes.

GROSS PROFIT

Gross Profit decreased to ($757) from ($56) for the comparable period in 2003 due to an inventory valuation write down.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses decreased $99,466 to $323,709 for the three months ended March 31, 2004 from $423,175 for the comparable period in 2003. The decrease in general and administrative expenses was a result of the consolidation of operations and re-focusing of the Company as we develop and manufacture our new MediaREADY line of set-top boxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 the Company had cash and net working capital of $811,963 and ($645,955), respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

                                        Video Without Boundaries, Inc.

Date:  October 3, 2005                  By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO