Form 10QSB/A
period 2004-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2005-10-21
CIK 1123493

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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004: 36,448,747 shares of Common Stock.

                                EXPLANATORY NOTE

         Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the period ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 16, 2004.

         The restatement was undertaken in connection with the auditor of the 2004 second quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on August 16, 2004. The restatement corrects the accounting of the following transactions: (1) correction for amounts incorrectly recorded as deposits in transit (2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) recognition of a prepayment under a maintenance contract (5) increase in depreciation expense on property and equipment (6) reclassification of a loan receivable to investments and subsequent provision for decline in value (7) booking of additional invoices to accounts payable (8) recording of interest on shareholder loans (9) accrual for salary to president (10) booking of accrued expenses (11) booking of additional common stock (12) revision of the value placed on common restricted stock issued for services (13) reversal of sales and related cost of sales incorrectly booked
(14) reversal of all assets, liabilities, equity, sales, cost of sales and selling, general and administrative expenditure relating to the purchase of a privately-held company where the Company defaulted on part of the purchase consideration (15) booking of treasury stock.

                         Video Without Boundaries, Inc.

                                 FORM 10-QSB/A1

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets: June 30, 2004 and December 31, 2003

         Statement of Operations: Three Months Ending June 30, 2004 and 2003

         Statement of Operations: Six Months Ending June 30, 2004 and 2003

         Statements of Cash Flows: Six Months Ending June 30, 2004 and 2003

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales in Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS


                                                                                                  June 30
                                                                                                   2004         December 31
                                                                                               Restated (1)        2003
                                                                                               ------------    ------------
                                                                                                (Unaudited)
                                                       ASSETS
 Current assets:
     Cash  and cash equivalents                                                                $    162,703    $         20
     Accounts receivable                                                                              1,725              --
     Inventory                                                                                       13,818           3,250
     Prepayments and other current assets                                                             2,436              --
     Loans receivable, net of provision for bad debts of $70,000 at June 30, 2004 and
              December 31, 2003, respectively                                                            --              --
                                                                                               ------------    ------------
         Total current assets                                                                       180,682           3,270
                                                                                               ------------    ------------

  Property and equipment, net                                                                       249,489         514,553
                                                                                               ------------    ------------
 Other assets:
     Investments (at cost), net of allowance for decline in value of $558,000 and $93,000 at
              June 30, 2004 and December 31, 2003, respectively                                          --              --
     Deposits                                                                                        13,850           1,850
                                                                                               ------------    ------------
                                                                                                     13,850           1,850
                                                                                               ------------    ------------
         Total assets                                                                          $    444,021    $    519,673
                                                                                               ============    ============


                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Cash overdraft                                                                                      --           2,693
     Accounts payable trade                                                                          54,798         224,762
     Accrued compensation                                                                           319,225         238,725
     Other accruals                                                                                  11,934              --
     Notes payable and accrued interest - shareholders'                                           1,034,010         903,661
     Notes payable                                                                                       --          37,900
                                                                                               ------------    ------------
         Total current liabilities                                                                1,419,967       1,407,741
                                                                                               ------------    ------------

 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized, 36,448,747 and 15,448,747
          shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively         36,449          15,449
       Additional paid-in capital                                                                 4,701,079       3,152,679
       Accumulated deficit                                                                       (5,525,974)     (4,056,196)
                                                                                               ------------    ------------
                                                                                                   (788,446)       (888,068)
       Less: Treasury stock - at cost                                                              (187,500)             --
                                                                                               ------------    ------------
         Total stockholders' deficit                                                               (975,946)       (888,068)
                                                                                               ------------    ------------
         Total liabilities and stockholders' deficit                                           $    444,021    $    519,673
                                                                                               ============    ============

------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2004            2003
                                                   Restated (1)      Restated
                                                   ------------    ------------

Sales                                              $         --    $      1,770
                                                   ------------    ------------
Cost of sales                                                --             870
                                                   ------------    ------------
         Gross profit                                        --             900
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative                573,922         231,045
     Depreciation                                        65,578          58,315
     Loss due to decline in value of investments        300,000              --
     Interest and financing expense                      20,686         204,366
                                                   ------------    ------------
                                                        960,186         493,726
                                                   ------------    ------------
Net loss                                           $   (960,186)   $   (492,826)
                                                   ============    ============



Basic and fully diluted loss per share             $      (0.03)   $      (0.14)
                                                   ============    ============

Weighted-average number of shares
     used in computing per share amounts             33,248,747       3,437,987
                                                   ============    ============

------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months      Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2004            2003
                                                   Restated (1)      Restated
                                                   ------------    ------------
Sales                                              $      2,553    $      1,770

Cost of sales                                             3,310             926
                                                   ------------    ------------
         Gross profit                                      (757)            844
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative                837,976         596,156
     Depreciation                                       125,287         116,379
     Loss due to decline in value of investments        465,000          30,000
     Interest and financing expense                      40,755         470,212
                                                   ------------    ------------
                                                      1,469,018       1,212,747
                                                   ------------    ------------
Net loss                                           $ (1,469,775)   $ (1,211,903)
                                                   ============    ============



Basic and fully diluted loss per share             $      (0.05)   $      (0.52)
                                                   ============    ============

Weighted-average number of shares
     used in computing per share amounts             27,998,747       2,313,537
                                                   ============    ============








------------
 (1) See note 2- restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months      Six Months
                                                                                         Ended           Ended
                                                                                        June 30,        June 30,
                                                                                          2004           2003
                                                                                      Restated (1)     Restated
                                                                                      -----------    -----------
Cash flows from operating activities:
    Net loss                                                                          $(1,469,775)   $(1,211,903)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                                  125,287        116,379
            Interest on debentures converted to stock                                          --         14,460
            Interest on shareholder loans and notes payable                                40,755         23,976
            Interest and discount accretion on convertible debentures                          --        428,326
            Selling, general and administrative expenses                                   50,594        115,547
            Loss due to decline in value of investments                                   465,000         30,000
            Stock issued for services                                                     263,400        238,450
           Change in assets and liabilities
                           (Increase) in accounts receivable                               (1,725)            (7)
                           (Increase) decrease in inventories                             (10,568)        (4,250)
                           (Increase) in prepayments and other assets                      (2,436)          (900)
                           (Increase) in deposits                                         (12,000)            --
                           Increase (Decrease) in cash overdraft                           (2,693)           464
                           Increase (Decrease) in accounts payable                         (9,967)       162,505
                           Increase in accrued compensation                                80,500         58,875
                           Increase in other accruals                                      11,934             --
                                                                                      -----------    -----------
                                       Net cash used in operating activities             (471,694)       (28,078)
                                                                                      -----------    -----------
Cash flows from investing activities:
    Purchases of stock in closely held corporation                                       (465,000)       (30,000)
    Purchases of property, plant and equipment                                            (47,723)      (230,270)
                                                                                      -----------    -----------
                                       Net cash used in investing activities             (512,723)      (260,270)
                                                                                      -----------    -----------
Cash flows from financing activities:
    Proceeds from shareholder loans                                                        85,000        121,600
    Repayment of shareholder loans                                                             --        (70,299)
    Proceeds from issue of debentures                                                          --        245,000
    Proceeds from issuance of stock                                                     1,100,000             --
    Payment of notes payable                                                              (37,900)       (20,000)
                                                                                      -----------    -----------
                                       Net cash provided by financing activities        1,147,100        276,301
                                                                                      -----------    -----------
Net increase ( decrease)  in cash and cash equivalents                                    162,683        (12,047)

Cash and cash equivalents at beginning of period                                               20         12,047
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $   162,703    $        --
                                                                                      ===========    ===========
Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                       $     3,600    $        --
                                                                                      ===========    ===========
Non-cash movements affecting investing and financing transactions:
       Note payable to shareholder converted to common stock                          $   206,000    $    51,050
                                                                                      ===========    ===========
       Stock issued for services                                                      $   263,400    $    78,450
                                                                                      ===========    ===========
       Stock issued for software                                                      $        --    $   160,000
                                                                                      ===========    ===========
       Note payable to stockholders for professional and other fees                   $    50,594    $    72,118
                                                                                      ===========    ===========
       Accounts payable converted to stockholder note payable                         $        --    $    25,853
                                                                                      ===========    ===========
       Stock issued for convertible debentures                                        $        --    $   683,448
                                                                                      ===========    ===========
       Accounts payable to affiliate of shareholder converted to note payable         $   160,000    $        --
                                                                                      ===========    ===========
       Notes payable to stockholders' contributed as capital                          $        --    $     5,400
                                                                                      ===========    ===========
       Web portal sold in exchange for treasury stock retired                         $   187,500    $        --
                                                                                      ===========    ===========

------------
 (1) See note 2- restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements for the six-month periods ended June 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004.


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

         The restatement was undertaken due to the auditor of the 2004 second quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on August 15, 2004. The restatement corrects the accounting of the following transactions:

     (1) correction for amounts incorrectly recorded as cash in transit (2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) recognition of a prepayment under a maintenance contract (5) increase in depreciation expense on property and equipment (6) reclassification of a loan receivable to investments and subsequent provision for decline in value (7) booking of additional invoices to accounts payable (8) recording of interest on shareholder loans (9) accrual for salary to president (10) booking of accrued expenses (11) booking of additional common stock (12) revision of the value placed on common restricted stock issued for services (13) reversal of sales and related cost of sales incorrectly booked (14) reversal of all assets, liabilities, equity, sales, cost of sales and selling, general and administrative expenditure relating to the purchase of a privately-held company where the Company defaulted on part of the purchase consideration (15) booking of treasury stock .

The components of the restatement are explained in the notes below the table.

                                                                  Adjustment to
                                                      As filed       Restate       Restated
                                                    -----------    -----------    -----------
Balance sheet data as at June 30, 2004
  Cash (a)                                          $   468,233    $  (305,530)   $   162,703
  Accounts receivable (b)                             1,244,879     (1,243,154)         1,725
  Inventory (c)                                       1,040,596     (1,026,778)        13,818
  Prepayments and other current assets (d)                   --          2,436          2,436
  Note - CAC (f)                                        253,000       (253,000)            --
  Property and equipment  (b) (e) (g)                   157,776         91,713        249,489
  Other assets (i)                                       21,912         (8,062)        13,850
  Investment CAC Media  (f)                             375,000       (375,000)            --
  Media ready software (g)                              198,668       (198,668)            --
  Prepaid box tooling (h)                                40,000        (40,000)            --
  Accounts payable (j)                                  739,481       (684,683)        54,798
  Notes payable shareholders (k)                      1,610,971       (576,961)     1,034,010
  Line of Credit(n)                                   1,097,836     (1,097,836)            --
  Accrued salary to president  (l)                           --        319,225        319,225
  Other accruals (m)                                     49,031        (37,097)        11,934
  Common stock (o)                                       29,349          7,100         36,449
  GDI common stock  (p)                                   1,000         (1,000)            --
  Additional paid-in capital (q)                      4,107,951        593,128      4,701,079
  Treasury stock  r)                                         --       (187,500)      (187,500)
  Accumulated deficit  (c) (d) (e) (f) (j)           (3,835,554)    (1,690,420)    (5,525,974)
                       (k) (l) (m) (s) (t)


Statement of operations for the six months ended
June 30, 2004
  Revenues  (s)                                     $ 1,006,024   $ (1,003,471)   $     2,553
  Cost of sales (t)                                     918,961       (915,592)         3,369
  Selling, general and administrative (u)               548,011        289,906        837,917
  Depreciation (v)                                           --        125,287        125,287
  Loss due to decline in value of investments (w)            --        465,000        465,000
  Interest and finance expense (x)                           --         40,755         40,755
  Net loss                                             (460,948)    (1,008,827)    (1,469,775)
  Basic and fully diluted loss per share                 (0.021)        (0.029)         (0.05)


As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows and changes in stockholders' equity have been restated accordingly.

a)   Cash

     During June 2004 management identified an amount of $275,000 that was incorrectly posted to deposits-in-transit, with a corresponding entry to shareholder notes payable. This error has been corrected in the revised 10-QSB filing for the quarter ending June 30, 2004 (see note k).

b)   Accounts Receivable

     The Company discovered that the purchase of a web portal had been recorded as an accounts receivable. This asset, totaling $300,000 was reclassed to property and equipment at December 31, 2003.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, accounts receivable from this source totaling $942,815 has been removed from the balance sheet(see note 9).

c)   Inventory

     The Company reviewed the carrying amount of inventory and found that the actual cost as shown on the priced inventory sheets was lower than the amount originally reported by $1,620. The Company therefore reduced the carrying amount of inventory by this amount and booked a corresponding increase in cost of sales of $1,620.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, inventory from this source totaling $1,025,158 has been removed from the balance sheet(see note 9).

d)   Prepayments and Other Assets

     The Company identified a prepayment of $2,436 under a maintenance contract. This prepayment had not been reflected in the initial filing of the 10-QSB for the quarter ended June 30, 2004.

e)   Property and Equipment

     The Company has booked depreciation for the quarter ended June 30, 2004 totaling $65,578. A review by management had determined that no depreciation had initially been booked for this period.

     The Company had also revised its depreciation charges for the years ended December 31, 2002 and 2003, and the quarter ended March 31, 2004, respectively, which has increased the amount of opening accumulated depreciation.

     During the year ended December 31, 2003 the Company had reclassed media ready software totaling $198,668 to property and equipment (see note g).

     At December 31, 2003 the Company had reclassed a web portal to property and equipment (see note b). This asset was subsequently sold to a major stockholder of the Company for $300,000 on June 14, 2004, with the Company realizing a gain on sale of $112,500.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, property and equipment from this source totaling $14,915 has been removed from the balance sheet (see note 9).

f)   Deposit and Investment - CAC Media

     The Company reviewed the collectibility of a note receivable with CAC Media and decided to provide a bad debt provision of $70,000 against this amount at December 31, 2002. No provision had been made in the initial 10-KSB filing for this year.

     The Company also reviewed additional deposits totaling $558,000 and decided that the correct accounting treatment is to show this amount as an investment in CAC Media at June June 30, 2004. The Company additionally reviewed the investment for possible impairment and has decided to provide a 100% provision for a possible decline in the value of the investment. Accordingly, the Company has booked an expense of $300,000 to reflect this decline during the quarter ended June 30, 2004. The Company had previously booked an expense of $165,000 and $93,000 to reflect this decline in the quarter ended March 31, 2004, and the year ended December 31, 2003, respectively. No provision had been made in the initial 10-QSB filings for the quarters ending June 30, 2004 and March 31, 2004 or the 10-KSB filing for the year ended December 31, 2003.

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

i)   Other Assets

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, other assets from this source totaling $14,915 has been removed from the balance sheet (see note 9).

j)   Accounts Payable

     Management carried out a review of accounts payable and determined that the Company had not booked several invoices for which a liability existed at June 30, 2004. These liabilities have now been reflected on the balance sheet at June 30, 2004, with a corresponding increase in selling, general and administrative expenses for the three months ended June 30, 2004. The

     Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, accounts payable from this source totaling $720,990 has been removed from the balance sheet (see note
     9).

k)   Notes Payable to Shareholders

     It was determined that interest had not been properly accrued on shareholder loans during the three months ended June 30, 2004 at the rate of 8% per annum, as stipulated in the relevant agreements. Accordingly the Company has booked an additional amount of $20,686 as interest expense for the three months ended June 30, 2004 with a corresponding increase in the liabilities on shareholder loans of $20,686 at June 30, 2004.

     Interest of $9,621 was accrued on shareholder loans at December 31, 2003 as a result of the restatement of the financial statements for that year. This accrual had not been reflected in the initial filing of the 10-KSB for the 2003 year. This accrual has been reflected in the revised 10-QSB filings for the quarters ending March 31, 2004 and June 30, 2004, respectively.

     Interest of $20,069 was accrued on shareholder loans at March 31, 2004 as a result of the restatement of the financial statements for that year. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004. This accrual has been reflected in the revised filing of the 10-QSB for the quarters ending March 31, 2004 and June 30, 2004, respectively.

     At December 31, 2003 the Company had reversed certain expenses, totaling $9,536 which was paid on behalf of the Company by a shareholder, due to the inability of the shareholder to produce suitable documentation to support the expenses paid on behalf of the Company. This reversal was not reflected in the initial filing of the 10-KSB for the year ended December 31, 2003. This adjustment was reflected in the revised 10-KSB filing for the year ended December 31, 2003 and the 10-QSB filings for the quarters ending March 31, 2004 and June 30, 2004, respectively.

     An amount of $275,000 was incorrectly entered to deposits-in-transit and shareholder notes payable during June, 2004 (see note a).

     The liability on shareholder loans was reduced by $252,854 at December 31, 2002 due to a restatement of the financial statements for the 2002 year.

l)   Accrued Salary to President

     Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended June 30, 2004 and a corresponding increase in accrued salary to the president of $40,250 at June 30, 2004.

     Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended March 31, 2004 and a corresponding increase in accrued salary to the president of $40,250 at March 31, 2004. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ended March 31, 2004 and June 30, 2004 but has been included in the revised filings.

     The Company had recorded an accrual for the President's salary at December 31, 2003 totaling $238,725 as part of a restatement of the financial statements for this year. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ended March 31, 2004 and June 30, 2004 but is included in the revised filings.

m)   Other Accruals

     A review by management had identified $11,934 in unrecorded accruals for consulting fees. Accordingly, these expenses have been booked to selling general and administrative expenses for the three months ended June 30, 2004, with a corresponding increase in other accruals of $11,934 at June 30, 2004.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, other accruals from this source totaling $49,031 has been removed from the balance sheet (see note 9).

n)   Line of Credit

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, the line of credit from this source totaling $1,097,836 has been removed from the balance sheet (see note 9).

o)   Common Stock

     Management identified additional amounts totaling $7,100 of shareholder notes payable which had been converted to common stock at June 30, 2004. Accordingly, these amounts have been booked to common stock at June 30, 2004 with a corresponding reduction of the liability on notes payable to shareholders of $7,100 at June 30, 2004.

p)   Common Stock - GDI

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, common stock from this source totaling $1,000 has been removed from the balance sheet (see note 9).

q)   Additional Paid-In Capital

     At December 31, 2003 the Company had booked an additional $362,828 to additional paid-in capital to reflect the beneficial conversion feature contained within a debenture issue, along with other adjustments. This correction had not been booked during the initial filing of the 10-QSB for the quarters ended March 31, 2004, and June 30, 2004, respectively.

     A review by management revealed that the value placed on common restricted stock issued for services during the quarter ending June 30, 2004 had been understated. Accordingly, the Company booked a further $205,400 to additional paid-in-capital to reflect the increased value, with a corresponding increase in selling, general and administrative expenditure.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, additional paid-in-capital from this source totaling $39,000 has been removed from the balance sheet (see note 9).

r)   Treasury Stock

     The Company took back into treasury stock a certificate value at $300,000 in return for the sale of a web portal, on which a profit of $112,500 was realized on the sale. This had not been recorded in the initial filing of the 10-QSB for the quarter ended June 30, 2004.

s)   Sales

     The Company carried out a review of sales and has reversed sales of $84,257 after it was determined that there was no documentation to support the sale and the Company was additionally unable to identify the receipt of any revenues for the sale.

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, sales from this source totaling $919,214 has been removed from the income statement (see note 9).

t)   Cost of Sales

     The Company has reversed amounts of $65,001 relating to the costs of a reversed sale (see note s).

     The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, cost of sales from this source totaling $850,591 has been removed from the income statement (see note 9).

u)   Selling, General and Administrative

     See notes d) j) l) and m) for an explanation of the increase in selling, general and administrative expenses for the six months ended June 30, 2004.

v)   Depreciation

     See note e) for an explanation of the increase in depreciation expense for the six months ended June 30, 2004, totaling $125,287.

w)   Loss Due to Decline in Value of Investments

     See note f) for an explanation of the increase in the loss due to the decline in the value of investments for the six months ended June 30, 2004, totaling $465,000.

x)   Interest and Finance Expense

     See note k) for an explanation of the increase in interest expense for the six months ended June 30, 2004, totaling $40,755.


NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $5.5 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period July 1, 2004 through September 30, 2005 the Company has received approximately $2,500,000 as advances from major shareholders and sale of equity securities. The outcome of these matters subsequent to September 30, 2005 cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

     These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


NOTE 4 - NOTES PAYABLE

     The Company is obligated to two shareholders for $1,034,010 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the three months ended June 30, 2004 the Company incurred interest on these notes totaling $40,755. Furthermore, pursuant to existing conversion agreements these obligations can be converted to restricted common stock at prices ranging from $0.01 to $0.08 per share.


NOTE 5 - COMMON STOCK TRANSACTIONS

     During the six months ended June 30, 2004 a major stockholder converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $.01 per share.

     During the six months ended June 30, 2004 a major stockholder converted $40,000 in notes payable into 500,000 shares of restricted common stock at $.08 per share.

     During the six months ended June 30, 2004 the Company issued 800,000 shares to third parties for services rendered at prices ranging $0.248 to $0.268 per share, for a total of $213,400.

     During the six months ended June 30, 2004 the Company issued 100,000 shares of restricted common stock under an employment agreement with its Chief Technology Officer at $0.50 per share, for a total of $50,000 (see note 8).

     During the six months ended June 30, 2004 the Company sold 3 million shares to investors at prices ranging $0.25 to $0.60 per share, for a total of $1,100,000.

     On June 14, 2004 the Company received into treasury stock 500,000 shares of common stock, at a cost of $300,000 in return for a web portal. The net effect of the amount shown as treasury stock is as follows:

                   Shares of common stock taken into treasury  $  300,000
                   Gain on sale of web portal                    (112,500)
                                                               ----------
                                                               $  187,500



NOTE 6 - RELATED PARTIES

     During the six months ended June 30, 2004, the Company expensed an amount of $ 100,000 for the salary of the President. As of June 30, 2004 compensation due to the president in the amount of $319,225 has been accrued.


NOTE 7 - CONCENTRATIONS

     The Company maintained a cash balance at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. At June 30, 2004, the Company's uninsured cash balance totaled $66,613.


NOTE 8 - COMMITMENTS

     On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company's senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement (see note 5) and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each Anniversary.

     On April 13, 2004 the Company entered into a thirteen month lease for approximately 2,689 square feet of office space in Fort Lauderdale, Florida. The lease requires a minimum base rental of $59,158 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Approximate minimum future rentals on the non-cancelable lease during the year ended June 30, 2005 totals $50,057.


NOTE 9 - SUBSEQUENT EVENT

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

The following discussion of the financial condition and results of operations of Video Without Boundaries, Inc. ("the Company") should be read in conjunction with the Financial Statements, including the Notes thereto, of the Company included elsewhere in this Form 10-QSB, as amended.

OVERVIEW

Broadband Media Marketplace as of June 30, 2004:

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

     o Simple to use devices that conform to existing consumer behavior and media needs

     o Conceptual bridge between the "home PC" and the living room environment

     o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

     As of June 30, 2004 the Company was a pioneer in the emerging Broadband Media Device market focused on delivery of broadband media products and solutions that are easy to use, easy to afford and able to entertain in ways never before imagined. The second generation product, the MediaREADY 4000, is a first of its kind digital media center that allows you to fully access the widest range of digital media and display it on any television in your home.

     As of June 30, 2004 the Company's goals were 1) innovative developer/licensor of interactive consumer electronics equipment 2) establish itself as a software/infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

The Company Products

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

MEDIAREADY(TM) MODULE

     The MediaREADY(TM) Module can be designed into many different types of consumer electronics including televisions, DVD players, home theater amplifiers and receivers, and a host of other devices. This design flexibility allows the Company to provide a wide range of solutions for manufacturers looking to expand the feature-set of their devices. In an era when time-to-market is key, having a partner with proven hardware capabilities is fundamental to success. The Company works with the top IC solution providers in the world; what's more, no design or feature-set combination is too complicated for MediaREADY(TM) design products.

     The Company is making its MediaREADY(TM) technology available for consumer electronic manufacturers beginning in Q4 2004.

     In addition, the MediaReady platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. The Company offers value-added applications and upgrades that include:

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

Acquisition of Graphics Distribution, Inc.
------------------------------------------

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

The Company's product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended June 30, 2004, no customer accounted for more than 10.0% of the Company's revenues. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company's business, financial condition, and results of operations.

Results of Operations:
----------------------


                    Statement of Operations 2004 Q2 (3 mths)


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2004            2003
                                                   Restated (1)      Restated
                                                   ------------    ------------

Sales                                              $         --    $      1,770
                                                   ------------    ------------
Cost of sales                                                --             870
                                                   ------------    ------------
         Gross profit                                        --             900
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative                573,922         231,045
     Depreciation                                        65,578          58,315
     Loss due to decline in value of investments        300,000              --
     Interest and financing expense                      20,686         204,366
                                                   ------------    ------------
                                                        960,186         493,726
                                                   ------------    ------------
Net loss                                           $   (960,186)   $   (492,826)
                                                   ============    ============



Basic and fully diluted loss per share             $      (0.03)   $      (0.14)
                                                   ============    ============

Weighted-average number of shares
     used in computing per share amounts             33,248,747       3,437,987
                                                   ============    ============



REVENUES

     Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues decreased to $0 for the three months ended June 30, 2004 from $1,770 for the comparable period in 2003.

GROSS PROFIT

     Gross Profit decreased to $0 for the three months ended June 30, 2004 from $900 for the comparable period in 2003.

GENERAL AND ADMINISTRATIVE

     General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses increased to $639,500 for the three months ended June 30, 2004 from $289,360 for the comparable period in 2003. The increase in general and administrative expenses was a result of increased staffing for the development, manufacturing, sales and marketing our MediaReady product line.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004 the Company had cash and net working capital of $162,703 and ($1,239,285), respectively. The Company believes that its current working capital, and cash generated from operations will be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

           There are no pending legal proceedings against the Company.

Item 2.  Unregistered Sales in Equity Securities and Use of Proceeds

           Not applicable

Item 3.  Defaults Upon Senior Securities

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

10.5 Office Lease (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 08/16/04)

31       Certification

32 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

No Reports on Form 8-K

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Video Without Boundaries, Inc.


                                       By: /s/ V. JEFFREY HARRELL
                                           --------------------------
                                           V. Jeffrey Harrell,
                                           President & CEO

Date:  October 21, 2005