Form 10QSB/A
period 2004-09-30
VIDEO WITHOUT BOUNDARIES INC
filed 2005-11-04
CIK 1123493

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

As of September 30, 2004 there were 44,448,747 shares of the Issuer's Common Stock outstanding.

                                EXPLANATORY NOTE

     Video Without Boundaries, Inc. (the "Company") is filing this Amended Form 10-QSB (the "Amended Form 10-QSB/A") to restate the Company's Quarterly Report on Form 10-QSB (the "Original Form 10-QSB") for the period ended September 30, 2004 as originally filed with the Securities and Exchange Commission on November 15, 2004.

     The restatement was undertaken in connection with the auditor of the 2004 third quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on November 15, 2004. The restatement corrects the accounting of the following transactions: (1) correction for amounts incorrectly recorded as deposits in transit (2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) recognition of a prepayment under a maintenance contract (5) increase in depreciation expense on property and equipment (6) reclassification of a loan receivable to investments and subsequent provision for decline in value (7) booking of additional invoices to accounts payable (8) recording of interest on shareholder loans (9) accrual for salary to president (10) booking of accrued expenses (11) booking of a cash overdraft (12) booking of additional common stock (13) revision of the value placed on restricted common stock issued for services (14) reversal of sales and related cost of sales incorrectly booked (15) reversal of all assets, liabilities, equity, sales, cost of sales and selling, general and administrative expenditure relating to the purchase of a privately-held company where the Company defaulted on part of the purchase consideration (16) booking of treasury stock.

                         Video Without Boundaries, Inc.

                                 FORM 10-QSB/A1

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets at September 30, 2004 and December 31, 2003      4

         Statements of Operations for the three months ended
             September 30, 2004 and three months ended
             September 30, 2003                                          5

         Statement of Operations for the nine months ended
             September 30, 2004 and year ended December 31, 2003         6

         Statements of Cash Flows for the nine months ended
             September 30, 2004 and year ended December 31, 2003         7

         Notes to Financial Statements for September 30, 2004            8 - 18


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   19 - 30

Item 3.  Controls and Procedures                                         30

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     31

Item 3.  Defaults Upon Senior Securities                                 31

Item 4.  Submission of Matters to a Vote of Security Holders             31

Item 5.  Other Information                                               31

Item 6.  Exhibits and Reports on Form 8-K                                31

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS

                                                                                                    September 30   December 31
                                                                                                        2004          2003
                                                                                                    -----------    -----------
                                                                                                    Restated (1)
                                                                                                     Unaudited
                                                     ASSETS
 Current assets:
     Cash  and cash equivalents                                                                     $     2,630    $        20
     Accounts receivable                                                                                  1,725             --
     Inventory                                                                                           74,141          3,250
     Prepayments and other current assets                                                                 1,772             --
     Loans receivable, net of provision for bad debts of $70,000 at September 30, 2004 and
              December 31, 2003, respectively                                                                --             --
                                                                                                    -----------    -----------
         Total current assets                                                                            80,268          3,270
                                                                                                    -----------    -----------
  Property and equipment, net                                                                           210,573        514,553
                                                                                                    -----------    -----------
 Other assets:
     Investments (at cost), net of allowance for decline in value of $1,208,000 and $93,000 at
              September 30, 2004 and December 31, 2003, respectively                                         --             --
     Deposits                                                                                            12,900          1,850
                                                                                                    -----------    -----------
                                                                                                         12,900          1,850
                                                                                                    -----------    -----------
         Total assets                                                                               $   303,741    $   519,673
                                                                                                    ===========    ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Cash overdraft                                                                                       9,579          2,693
     Accounts payable trade                                                                              86,952        224,762
     Accrued compensation                                                                               359,475        238,725
     Other accruals                                                                                       6,620             --
     Notes payable and accrued interest - shareholders'                                               1,788,647        903,661
     Loans payable - shareholder                                                                          8,928             --
     Notes payable                                                                                           --         37,900
                                                                                                    -----------    -----------
         Total current liabilities                                                                    2,260,201      1,407,741
                                                                                                    -----------    -----------
 Stockholders' deficit:
       Common stock - $.001 par value, 50,000,000 shares authorized, 44,448,747 and  15,448,747
          shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively        44,449         15,449
       Additional paid-in capital                                                                     4,913,579      3,152,679
       Accumulated deficit                                                                           (6,726,988)    (4,056,196)
                                                                                                    -----------    -----------
                                                                                                     (1,768,960)      (888,068)
       Less: Treasury stock - at cost                                                                  (187,500)            --
                                                                                                    -----------    -----------
         Total stockholders' deficit                                                                 (1,956,460)      (888,068)
                                                                                                    -----------    -----------
         Total liabilities and stockholders' deficit                                                $   303,741    $   519,673
                                                                                                    ===========    ===========

------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months   Three Months
                                                       Ended          Ended
                                                   September 30,   September 30,
                                                       2004           2003
                                                   ------------    -----------
                                                   Restated (1)     Restated

Sales                                              $         --    $        --

Cost of sales                                                --             --
                                                   ------------    -----------
         Gross profit                                        --             --
                                                   ------------    -----------

Operating expenses:
     Selling, general and administrative                480,922        158,094
     Depreciation                                        42,676         58,278
     Loss due to decline in value of investments        650,000         18,000
     Interest and financing expense                      27,415         78,546
                                                   ------------    -----------
                                                      1,201,013        312,918
                                                   ------------    -----------
Net loss                                           $ (1,201,013)   $  (312,918)
                                                   ============    ===========



Basic and fully diluted loss per share             $      (0.03)   $     (0.04)
                                                   ============    ===========

Weighted-average number of shares
     used in computing per share amounts             40,448,747      7,348,267
                                                   ============    ===========


------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2004            2003
                                                   ------------    ------------
                                                   Restated (1)      Restated

Sales                                              $      2,553    $      1,770

Cost of sales                                             3,310             986
                                                   ------------    ------------
         Gross profit                                      (757)            784
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative              1,318,898         754,190
     Depreciation                                       167,963         174,657
     Loss due to decline in value of investments      1,115,000          48,000
     Interest and financing expense                      68,170         548,758
                                                   ------------    ------------
                                                      2,670,031       1,525,605

Net loss                                           $ (2,670,788)   $ (1,524,821)
                                                   ============    ============



Basic and fully diluted loss per share             $      (0.08)   $      (0.38)
                                                   ============    ============

Weighted-average number of shares
     used in computing per share amounts             32,148,747       3,991,780
                                                   ============    ============



------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months    Nine Months
                                                                                        Ended           Ended
                                                                                     September 30,   September 30,
                                                                                         2004            2003
                                                                                      -----------    -----------
                                                                                      Restated (1)     Restated
Cash flows from operating activities:
    Net loss                                                                          $(2,670,788)   $(1,524,821)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                                  167,963        174,657
            Interest on debentures converted to stock                                          --         14,460
            Interest on shareholder loans and notes payable                                68,170         33,389
            Interest and discount accretion on convertible debentures                          --        496,460
            Selling, general and administrative expenses                                   73,316        193,752
            Loss due to decline in value of investments                                 1,115,000         30,000
            Stock issued for services                                                     409,400        238,450
           Change in assets and liabilities
                          (Increase) decrease in accounts receivable                       (1,725)           621
                           (Increase) in inventories                                      (70,891)        (4,250)
                           (Increase) in prepayments and other assets                      (1,772)          (900)
                           (Increase)  in deposits                                        (11,050)          (950)
                           Increase in cash overdraft                                       6,886          4,411
                           Increase in accounts payable                                    31,115        175,831
                           Increase in accrued compensation                               120,750         88,312
                           Increase in other accruals                                       6,620             --
                                                                                      -----------    -----------
                                       Net cash used in operating activities             (757,006)       (80,578)
                                                                                      -----------    -----------
Cash flows from investing activities:
    Purchases of stock in closely-held corporations                                    (1,115,000)       (30,000)
    Purchases of property, plant and equipment                                            (51,484)      (230,270)
                                                                                      -----------    -----------
                                       Net cash used in investing activities           (1,166,484)      (260,270)
                                                                                      -----------    -----------
Cash flows from financing activities:
    Proceeds from shareholder loans                                                       864,000        174,100
    Repayment of shareholder loans                                                             --        (70,299)
    Proceeds from issue of debentures                                                          --        245,000
    Proceeds from issuance of stock                                                     1,100,000             --
    Payment of notes payable                                                              (37,900)       (20,000)
                                                                                      -----------    -----------
                                       Net cash provided by financing activities        1,926,100        328,801
                                                                                      -----------    -----------
Net increase ( decrease)  in cash and cash equivalents                                      2,610        (12,047)

Cash and cash equivalents at beginning of period                                               20         12,047
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     2,630    $        --
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                       $     3,600    $        --
                                                                                      ===========    ===========
Non-cash movements affecting investing and financing transactions:
       Note payable to shareholder converted to common stock                          $   280,500    $   168,550
                                                                                      ===========    ===========
       Stock issued for services                                                      $   409,400    $    78,450
                                                                                      ===========    ===========
       Stock issued for software                                                      $        --    $   160,000
                                                                                      ===========    ===========
       Note payable to stockholders for professional and other fees                   $    73,316    $   193,752
                                                                                      ===========    ===========
       Accounts payable converted to stockholder note payable                         $     8,928    $    53,110
                                                                                      ===========    ===========
       Stock issued for convertible debentures                                        $        --    $   751,582
                                                                                      ===========    ===========
       Accounts payable to affiliate of shareholder converted to note payable         $   160,000    $        --
                                                                                      ===========    ===========
       Notes payable to stockholders' contributed as capital                          $        --    $     5,400
                                                                                      ===========    ===========
       Web portal sold in exchange for treasury stock retired                         $   187,500    $        --
                                                                                      ===========    ===========

------------
 (1) See note 2 - restatement of financial statements

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the nine-month periods ended September 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2003 is derived from the registrant's Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2004.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The restatement was undertaken due to the auditor of the 2004 third quarter not having been registered with the PCAOB at the time of the original Form 10-QSB filing on November 15, 2004. The restatement corrects the accounting of the following transactions:

      (1) correction for amounts incorrectly recorded as deposits-in-transit (2) reduction of inventory to correct carrying amount (3) reclassification of the purchase of a web portal and media ready software to property and equipment (4) recognition of a prepayment under a maintenance contract (5) increase in depreciation expense on property and equipment (6) reclassification of a loan receivable to investments and subsequent provision for decline in value (7) booking of additional invoices to accounts payable (8) recording of interest on shareholder loans (9) accrual for salary to president (10) booking of accrued expenses (11) booking of a cash overdraft (12) booking of additional common stock (13) revision of the value placed on restricted common stock issued for services (14) reversal of sales and related cost of sales incorrectly booked (15) reversal of all assets, liabilities, equity, sales, cost of sales and selling, general and administrative expenditure relating to the purchase of a privately-held company where the Company defaulted on part of the purchase consideration (16) booking of treasury stock.

The components of the restatement are explained in the notes below the table.

                                                                    ADJUSTMENT TO
                                                     AS FILED          RESTATE          RESTATED
                                                    -----------     -------------     -----------
Balance sheet data as at September 30, 2004
  Cash   (a)                                        $   241,399      $  (238,769)     $     2,630
  Accounts receivable (b)                             1,092,009       (1,090,284)           1,725
  Inventory (c)                                         459,423         (385,282)          74,141
  Prepayments and other current assets (d)                   --            1,772            1,772
  Note - CAC (f)                                        253,000         (253,000)              --
  Property and equipment  (b) (e) (g)                   163,752           46,821          210,573
  Other assets (i)                                       21,951           (9,051)          12,900
  Investment CAC Media  (f)                             675,000         (675,000)              --
  Graphics Distribution, Inc (j)                      1,500,000       (1,500,000)              --
  Media ready software (g)                              203,168         (203,168)              --
  Prepaid box tooling (h)                                40,000          (40,000)              --
  Cash overdraft (q)                                         --            9,579            9,579
  Accounts payable (k)                                  262,726         (175,774)          86,952
  Notes payable shareholders (l)                      2,280,463         (491,816)       1,788,647
  Loans payable - shareholder (r)                            --            8,928            8,928
  Line of credit (o)                                    812,544         (812,544)              --
  Accrued salary to president (m)                            --          359,475          359,475
  Other accruals (n)                                     48,257          (41,637)           6,620
  Note - GDI (p)                                      1,150,000       (1,150,000)              --
  Common stock (s)                                       36,449            8,000           44,449
  GDI common stock  (t)                                   1,000           (1,000)              --
  Additional paid-in capital (u)                      4,171,851          741,728        4,913,579
  Treasury stock  (v)                                        --         (187,500)        (187,500)
  Accumulated deficit  (b) (c) (d) (e) (f) (h)       (4,113,587)      (2,613,401)      (6,726,988)
                       (j)  (k) (l) (m) (n) (u)

Statement of operations for the nine months ended
September 30, 2004
  Revenues  (w)                                        $ 3,757,474      $(3,754,921)     $     2,553
  Cost of sales (x)                                      3,479,150       (3,475,840)           3,310
  Selling, general and administrative (y)                  997,968          320,930        1,318,898
  Depreciation (z)                                              --          167,963          167,963
  Loss due to decline in value of investments (aa)              --        1,115,000        1,115,000
  Interest and finance expense (bb)                             --           68,170           68,170
  Net loss                                                (719,644)      (1,951,144)      (2,670,788)
  Basic and fully diluted loss per share                     (0.02)           (0.06)           (0.08)

As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows has been restated accordingly.

a) Cash

The Company previously had incorrectly booked an amount of $213,771 to deposits-in- transit on September 30, 2004 with a corresponding entry to shareholders notes payable. The Company had corrected this error on October 1, 2004. In the re-filed 10-QSB for the nine months ended September 30, 2004 the Company has corrected this error on September 30, 2004.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, cash from this source totaling $4,797 has been removed from the balance Sheet (see note 10).

b) Accounts Receivable

The Company discovered that the purchase of a web portal had been recorded as an accounts receivable. This asset, totaling $300,000 was reclassed to property and equipment at December 31, 2003.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, accounts receivable from this source totaling $789,945 has been removed from the balance sheet (see note 10).

c) Inventory

The Company reviewed the carrying amount of inventory and found that the actual cost as shown on the priced inventory sheets was lower than the amount originally reported by $1,925. The Company therefore reduced the carrying amount of inventory by this amount and booked a corresponding increase in cost of sales of $1,925.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, inventory from this source totaling $383,357 has been removed from the balance sheet (see note 10).

d) Prepayments and Other Assets

The Company identified a prepayment of $1,772 for a maintenance contract, which sum had previously been expensed. This amount has now been reclassified as a prepayment.

e) Property and Equipment

The Company has booked depreciation for the quarter ended September 30, 2004 totaling $42,676. A review by management had determined that no depreciation had initially been booked for this period.

The Company has booked depreciation for the quarter ended June 30, 2004 totaling $65,578. A review by management had determined that no depreciation had initially been booked for this period.

The Company has booked depreciation for the quarter ended March 31, 2004 totaling $59,709. A review by management had determined that no depreciation had initially been booked for this period.

The Company had also revised its depreciation charges for the years ended December 31, 2002 and 2003, respectively, which has increased the amount of opening accumulated depreciation.

During the year ended December 31, 2003 the Company had reclassed media ready software totaling $203,168 to property and equipment (see note g). At December 31, 2003 the Company had reclassed a web portal to property and equipment (see note b). This asset was subsequently sold to a major stockholder of the Company for $300,000 on June 14, 2004, with the Company realizing a gain on sale of $112,500.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, property and equipment from this source totaling $13,117 has been removed from the balance sheet (see note 10).

f) Deposit and Investment - CAC Media

The Company reviewed the collectibility of a note receivable with CAC Media and decided to provide a bad debt provision of $70,000 against this amount at December 31, 2002. No provision had been made in the initial 10-KSB filing for this year.

The Company also reviewed additional deposits totaling $858,000 and decided that the correct accounting treatment is to show this amount as an investment in CAC Media at September 30, 2004. The Company additionally reviewed the investment for possible impairment and has decided to provide a 100% provision for a possible decline in the value of the investment. Accordingly, the Company has booked an expense of $300,000 to reflect this decline during the quarter ended September 30, 2004. The Company had previously booked an expense of $465,000 to reflect this decline in the six months ended June 30, 2004, and a provision of $93,000 in the year ended December 31, 2003. No provision had been made in the initial 10-QSB filings for the quarters ending September 30, 2004, June 30, 2004, and March 31, 2004 or the 10-KSB filing for the year ended December 31, 2003.

g) Media Ready Software

The amount of $203,168 has been reclassed to property and equipment (see note e).

h) Prepaid Box Tooling

Management reviewed the prepaid box tooling asset and determined that this meets the criterion of a research and development expenditure. Accordingly, the amount of $40,000 was expensed to research and development during the year ended December 31, 2003.

i) Other Assets

       The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, other assets from this source totaling $8,025 has been removed from the balance sheet (see note 10).

j) Graphics Distribution, Inc

The Company in its initial filing of Form 10-QSB for the nine months ended September, 30, 2004, accounted for the purchase of Graphics Distribution, Inc. by recording the contract price of $1,500,000 as "Other Assets" with a corresponding liability being shown as "Long-Term Note Payable" in the amount of $1,150,000 ($350,000 was the deposit). Subsequent review of this transaction revealed that the Company had defaulted on their note obligation, thereby management deemed that the deposit of $350,000 should be written off in this quarter and the original transaction recording the purchase is to be reversed in this quarter as well.

k) Accounts Payable

Management carried out a review of accounts payable and determined that the Company had not booked several invoices for which a liability existed at September 30, 2004. These liabilities have now been reflected on the balance sheet at September 30, 2004, with a corresponding increase in selling, general and administrative expenses for the nine months ended September 30, 2004.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, accounts payable from this source totaling $170,192 has been removed from the balance sheet (see note 10).

l) Notes Payable to Shareholders

Interest of $9,621 was accrued on shareholder loans at December 31, 2003 as a result of the restatement of the financial statements for that year. This accrual had not been reflected in the initial filing of the 10-KSB for the 2003 year. This accrual has been reflected in the revised 10-QSB filings for the quarters ending September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

Interest of $20,069 was accrued on shareholder loans at March 31, 2004 as a result of the restatement of the financial statements for that period. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ended March 31, 2004. This accrual has been reflected in the revised filing of the 10-QSB for the quarters ending September 30, 2004, June 30, 2004 and March 31, 2004, respectively.

Interest of $20,686 was accrued on shareholder loans at June 30, 2004 as a result of the restatement of the financial statements for that period. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ending September 30, 2004 and June 30, 2004, respectively.

Interest of $27,415 was accrued on shareholder loans at September 30, 2004 as a result of the restatement of the financial statements for that period. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ending September 30, 2004.

The Company had incorrectly booked deposit-in-transit totaling $213,771 to a shareholder note payable account in the original 10-QSB filing at September 30, 2004 (see note a).

At December 31, 2003 the Company had reversed certain expenses, totaling $9,536 which was paid on behalf of the Company by a shareholder, due to the inability of the shareholder to produce suitable documentation to support the expenses paid on behalf of the Company. This reversal was not reflected in the initial filing of the 10-KSB for the year ended December 31, 2003. This adjustment was reflected in the revised 10-KSB filing for the year ended December 31, 2003 and the 10-QSB filings for the quarters ending March 31, 2004, June 30, 2004, and September 30, 2004, respectively.

Notes payable shareholders was reduced by $252,854 at December 31, 2002 due to a restatement of the financial statements for the 2002 year.

m) Accrued Salary to President

Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended September 30, 2004 and a corresponding increase in accrued salary to the president at September 30, 2004. This accrual had not been reflected in the initial filing of the 10-QSB for the quarter ending September 30, 2004, but has been included in the revised filing.

Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended June 30, 2004 and a corresponding increase in accrued salary to the president of $40,250 at June 30, 2004. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ending June 30, 2004 and September 30, 2004, but has been included in the revised filings.

Management has accrued the salary of the President which resulted in an increase in salary expense totaling $40,250 for the three months ended March 31, 2004 and a corresponding increase in accrued salary to the president of $40,250 at March 31, 2004. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, but has been included in the revised filings.

The Company had recorded an accrual for the President's salary at December 31, 2003 totaling $238,725 as part of a restatement of the financial statements for that year. This accrual had not been reflected in the initial filing of the 10-QSB for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, but is included in the revised filings. n) Other Accruals

A review by management had identified $6,620 in unrecorded accruals for consulting fees, legal fees and office expenses. Accordingly, these expenses have been booked to selling general and administrative expenses for the nine months ended September 30, 2004, with a corresponding increase in other accruals of $6,620 at September 30, 2004.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB.

The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, other accruals from this source totaling $48,257 has been removed from the balance sheet (see note 10).

o) Line of Credit

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, the line of credit from this source totaling $812,544 has been removed from the balance sheet (see note 10).

p) Note - GDI

The Company has reversed a liability for a note relating to the purchase of a privately-held Company (see note j)

q) Cash Overdraft

The Company identified that a cash overdraft existed at September 30, 2004 totaling $9,579 and has reflected this liability in the revised 10-QSB filing at September 30, 2004.

r) Loans Payable - Shareholder

Management reviewed shareholder loan accounts and noticed that an amount of $8,928 had been transferred from accounts payable to the loan account at September 30, 2004 but had not been reflected in the initial filing of the 10-QSB.

s) Common Stock

Management identified additional amounts totaling $8,000 of shareholder notes payable which had been converted to common stock at September 30, 2004. Accordingly, these amounts have been booked to common stock at September 30, 2004 with a corresponding reduction of the liability on notes payable to shareholders of $8,000 at September 30, 2004.

t) Common Stock - GDI

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, common stock from this source totaling $1,000 has been removed from the balance sheet (see note 10).

u) Additional Paid-In-Capital

At December 31, 2003 the Company had booked an additional $362,828 to additional paid-in capital to reflect the beneficial conversion feature contained within a debenture issue, along with other adjustments. This correction had not been booked during the initial filing of the 10-QSB for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, respectively.

A review by management revealed that the value placed on common restricted stock issued for services during the nine months ending September 30, 2004 had been understated. Accordingly, the Company booked a further $345,900 to additional paid-in-capital to reflect the increased value, with a corresponding increase in selling, general and administrative expenditure.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, additional paid-in-capital from this source totaling $39,000 has been removed from the balance sheet (see note
10).

v) Treasury Stock

The Company took back into treasury stock a certificate valued at $300,000 in return for the sale of a web portal, on which a profit of $112,500 was recorded. This had not been reported in the initial filing of the 10-QSB for the quarters ended June 30, 2004 and September 30, 2004, respectively.

w) Sales

The Company carried out a review of sales and has reversed sales of $84,268 after it was determined that there was no documentation to support the sale and the Company was additionally unable to identify the receipt of any revenues for the sale.

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, sales from this source totaling $3,670,653 has been removed from the income statement (see note 10).

x) Cost of Sales

The Company has reversed amounts of $65,570 relating to the costs of a reversed sale (see note w).

The Company had included the assets and liabilities of a privately-held company that the Company had contracted to purchase in the initial filing of the 10-QSB. The Company has defaulted on part of the purchase consideration and is attempting to cure the default. Accordingly, cost of sales from this source totaling $3,410,270 has been removed from the income statement (see note 10).

y) Selling, General and Administrative

See notes d) h) k) m) and n) for an explanation of the increase in selling, general and administrative expenses for the nine months ended September 30, 2004.

z) Depreciation

See note e) for an explanation of the increase in depreciation expense for the nine months ended September 30, 2004, totaling $167,963.

aa) Loss Due to Decline in Value of Investments

See note f) and j) for an explanation of the increase in the loss due to the decline in the value of investments for the nine months ended September 30, 2004, totaling $1,115,000.

bb) Interest and Finance Expense

See note l) for an explanation of the increase in interest expense for the nine months ended September 30, 2004, totaling $68,170.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $6.7 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2004 through September 30, 2005 the Company has received approximately $1,700,000 as advances from major shareholders and sale of equity securities. The outcome of these matters subsequent to September 30, 2005 cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

The Company is obligated to two shareholders for $1,788,647 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the nine months ended September 30, 2004 the Company incurred interest on these notes totaling $68,170. Furthermore, pursuant to existing conversion agreements these obligations can be converted to restricted common stock at prices ranging from $0.01 to $0.08 per share.

NOTE 5 - LOANS PAYABLE

The Company is obligated to a shareholder for $8,928 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2004 a major stockholder converted $240,500 in notes payable into 24,050,000 shares of restricted common stock at $.01 per share.

During the nine months ended September 30, 2004 a major stockholder converted $40,000 in notes payable into 500,000 shares of restricted common stock at $.08 per share.

During the nine months ended September 30, 2004 the Company issued 1,350,000 shares to third parties for services rendered at prices ranging $0.220 to $0.268 per share, for a total of $359,400.

During the nine months ended September 30, 2004 the Company issued 100,000 shares of restricted common stock under an employment agreement with its Chief Technology Officer at $0.50 per share, for a total of $50,000 (see note 9).

During the nine months ended September 30, 2004 the Company sold 3 million shares to investors at prices ranging $0.25 to $0.60 per share, for a total of $1,100,000.

During the second quarter of 2004 the Company determined that a certain depreciable asset termed as a "Web Portal" no longer was necessary for the long-term goals of the Company. As a result, on June 14, 2004, the Company completed a transaction with a major shareholder for the sale of its "Web Portal" in exchange for 500,000 shares of the Company's common stock. Both parties to the transaction agreed that the fair value of the asset approximated the net book value at the date of the sale or $187,500. The Company's receipt of the 500,000 shares has been recorded as treasury stock. The Company, in 2003, had originally acquired this "Web Portal" from a third-party by issuing 500,000 shares of its common stock. This transaction, at the time, was valued at $300,000.

NOTE 7 - RELATED PARTIES

During the nine months ended September 30, 2004, the Company expensed an amount of $ 150,000 for the salary of the President. As of September 30, 2004 compensation due to the president in the amount of $359,475 has been accrued.

NOTE 8 - COMMITMENTS

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company's senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement (see note 7) and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each Anniversary.

On August 15, 2004 The Company entered into a three year employment agreement with its Executive Vice President - Sales and Marketing, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $150,000 per annum. The agreement also provides for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the Executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further calls for the issue of 120,000 shares of restricted common stock upon signing of the agreement. At each anniversary of the effective date the Company shall issue the Executive 300,000 shares of restricted common stock for the three year period of his employment.

On April 13, 2004 the Company entered into a thirteen month lease for approximately 2,689 square feet of office space in Fort Lauderdale, Florida. The lease requires a minimum base rental of $59,158 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Approximate minimum future rentals on the non-cancelable lease for the twelve month period ended September 30, 2005 totals $54,737.

NOTE 9 - CONTINGENCIES

As a result of the default relating to the Graphics Distribution, Inc. transaction (see note 2(j)) the Company may be a defendant in a lawsuit for breach of contract. Management is currently attempting to secure releases, thereby negating any potential lawsuit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. ("the Company") for the nine months ended September 30, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, as amended, and our financial statements and notes contained in our annual report on Form 10-KSB/A, as amended, for the year ended December 31, 2003. Historical results may not be indicative of future performance.

     This Report on Form 10-QSB, as amended, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the extended selling process with certain of our customers; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

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

BROADBAND INTERNET PROVIDER   SUBSCRIBERS AT END OF Q3 2004  NET ADDS IN Q3 2004
---------------------------   -----------------------------  -------------------
CABLE
Comcast                       6,554,000                      549,000
Time Warner                   3,716,000                      168,000
Cox                           2,430,555                      184,446
Charter                       1,819,900                      108,500
Adelphia**                    1,253,407                      85,605
Cablevision                   1,259,024                      79,984
Bright House Networks*        700,000                        25,000
Mediacom                      350,000                        23,000
Insight                       311,500                        37,600
RCN*                          215,000                        5,000
Cable One                     165,600                        13,300
TOTAL TOP CABLE               18,774,986                     1,279,435

DSL
SBC                           4,679,000                      402,000
Verizon                       3,253,000                      309,000
Bell South                    1,872,000                      134,000
Qwest                         956,000                        103,000
Covad                         524,900                        10,555
Sprint                        432,000                        49,000
ALLTEL                        216,885                        22,351
Cincinnati Bell               123,000                        6,000
Century Tel                   120,869                        12,049
TOTAL TOP DSL                 12,177,654                     1,047,955

TOTAL BROADBAND               30,952,640                     2,327,390

Sources: The Companies and Leichtman Research Group, Inc.

------------
*    Bright House Networks and RCN subscriber counts are estimates

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

     o Simple to use devices that conform to existing consumer behavior and media needs

     o Conceptual bridge between the "home PC" and the living room environment

     o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

     As of September 30, 2004, the Company's MediaREADYTM products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADYTM units have the ability to connect PC's wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC's to its onboard hard drive. The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADYTM units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC. The recently announced MediaREADYTM 5000 also adds the ability to record live TV and burn DVDs. Similar in size to a standard DVD player, the MediaREADYTM products retail between $449-$899.

     As of September 30, 2004, the Company's goals were 1) innovative developer/licensor of interactive consumer electronics equipment 2) establish itself as a software/infrastructure player within the home entertainment media-on-demand marketplace, 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

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

The Company's Products

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


In-home Network Ready

PCMCIA Wireless card or Ethernet capable


DVD+RW


Enhanced DVD/CD Player and Recorder with 5.1 Digital Surround


Media Jukebox

Burn & manage your music, movies and pictures on the MediaREADY(TM)'s hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices). Rip CDs onto the MediaREADY 4000. Play Music and Video from PC on the TV.


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


Professional Products

In July 2004, the Company announced our plans to license the MediaREADY(TM) 400, MediaREADY(TM) 4000 and the MediaREADY(TM) Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. The company has recently added the MediaREADY 5000 PVR+RW to the list of available products. All MediaREADY(TM) products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY(TM) Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.


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

     In addition, the MediaReady platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. The Company offers value-added applications and upgrades that include:

     o    Games (Single or Multiplayer)
     o    On Demand Media Rental and Purchase

Content Delivery Network

     In September 2004 the Company announced the launch of the Content Delivery Network (CDN) supported by technology partner C.A.C Media. The CDN will be deployed by the Company on all MediaREADYTM products and will deliver DVD quality video content to MediaREADYTM enabled TVs over the Internet. The network will support a wide range of content including Channel Programming (Subscription Video on Demand) and Library Subscription Video on Demand. The CDN is a major step forward in consumer electronics as we will be in a position to generate an ongoing revenue stream from every unit sold.

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

     At the Digital Hollywood Conference in Los Angeles the Company announced the TV FOR THE PEOPLE BY THE PEOPLETM Concept. In partnership with CAC Media, the company is creating a number of independently developed "channels" scheduled for the 2005 season which are currently in production including; Celebrity Gossip, Console Game Review, Yoga Instruction, Beat'em at Hold'em, Muscle Cars, $500 US Travel, Become a Magician, Daily Soap Review, Diet Channel, Knit 1 Perl 2, Frat Party USA, Dance Channel and Extreme Pranks & Jokes.

     This Content Delivery Network will be available on the Company's MediaREADYTM hardware and is also available for license by other CE/PC manufacturers.

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

CUSTOMERS

     As of September 30, 2004, the Company continued to focus on long-term relationships with client's that will range from retail consumers to small, medium, and large business customers. If its clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services its business, financial condition and results of operations could be materially and adversely affected.

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

     The Company's product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended September 30, 2004, no customer accounted for more than 10.0% of the Company's revenues. Any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company's business, financial condition, and results of operations.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

REVENUES

     Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the quarter ended September 30, 2004 were $0 compared to $0 for the quarter ended September 30, 2003.

GROSS PROFIT

     Gross Profit for the quarter ended September 30, 2004 was $0 compared to $0 for the quarter ended September 30, 2003.

GENERAL AND ADMINISTRATIVE

     General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses for the quarter ended September 30, 2004 were $523,598 compared to $216,372 for the quarter ended September 30, 2003. The increase was a result of the re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes.

     Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003

REVENUES

     Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the nine months ended September 30, 2004 were $2,553 compared to $1,770 for the nine months ended September 30, 2003.

GROSS PROFIT

     Gross Profit for the nine months ended September 30, 2004 was ($757) from $784 for the nine months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE

     General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, and professional fees. General and administrative expenses for the nine months ended September 30, 2004 were $1,486,861 from $928,847 for the nine months ended September 30, 2003. The increase in general and administrative expenses was a result of the re-focusing of the Company as we develop and manufacture our new MediaReady line of set-top boxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004 the Company had cash and net working capital of $2,630 and ($2,179,933), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Corporation to concentration of credit risk consist primarily of accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable

Item 3.  Controls and Procedures

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on the evaluation, such person concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

           There are no pending legal proceedings against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


                                        Video Without Boundaries, Inc.


Date:  November 4, 2005                 By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO