Form 10KSB
period 2004-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-12-06
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           COMMISSION FILE NO: 0-31497

                          VIDEO WITHOUT BOUNDARIES INC.
                     (Name of small business in its charter)

             FLORIDA                                    65-1001686
  (State or other jurisdiction                         (IRS Employer
       of Incorporation)                             Identification No.)

                        888 EAST LAS OLAS BLVD, SUITE 710
                            FORT LAUDERDALE, FL 33301
                    (Address of Principal Executive Offices)

                                 (954) 527-7780
                 Issuer's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
         Title of Class: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2004 were $14,167.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 13, 2005 was approximately $26,973,319.

The number of shares outstanding of each of the issuer's common stock, as of October 13, 2005: 77,066,626 shares of common stock.

Documents incorporated by reference:
         None

                         Video Without Boundaries, Inc.

                                   FORM 10-KSB

                                      INDEX

                                     PART I

Item 1.  Description of Business                                                                  3

Item 2.  Description of Property                                                                 10

Item 3.  Legal Proceedings                                                                       10

Item 4.  Submission of Matters to a Vote of Security Holders                                     10

                                     PART II

Item 5.  Market of Common Equity and Related Stockholder Matters                                 11

Item 6.  Management's Discussion and Analysis of Financial Condition                             11
           And Results of Operations

Item 7.  Financial Statements                                                                    15

Item 8.  Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure                                                                  15

Item 8A. Controls and Procedures                                                                 15

Item 8B. Other Information                                                                       15
                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                                     15

Item 10. Executive Compensation                                                                  15

Item 11. Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters                                                       16

Item 12. Certain Relationships and Related Transactions                                          16

Item 13. Exhibits and Reports on Form 8-K                                                        16

Item 14.                                                                                         17

Signatures                                                                                       18


Financial Statements                                                                    F-1 through F-19

Certifications


FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Video Without Boundaries, Inc. a Florida corporation (the "Company") is the result of a merger between a then existing public company and a private corporation in 1999. The Company developed as a single-source internet and streaming media product and solutions provider.

Since 2003, the Company has repositioned itself within the entertainment and home broadband marketplace as it continues to develop its MediaREADYTM product line. The Company now provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets.

GENERAL

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

The Company's goals are: 1) to become a developer/licenser, producer and distributor of interactive consumer electronics equipment; 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace; and 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

BROADBAND MEDIA MARKETPLACE

Just when broadband growth in the United States appeared to be waning, Leichtman Research Group, Inc. (LRG) found that the twenty largest cable and DSL providers in the US - representing about 95% of the market - achieved record net additions in the third quarter of 2004. Combined net additions for the quarter totaled over 2.3 million subscribers - a total that slightly exceeded the previous record set in the first quarter of 2004.


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

PRINCIPAL PRODUCTS

Consumer Products:

MediaREADYTM 4000:
The MediaREADYTM 4000, retail price $449, connects to the home user's TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer's living rooms. The MediaREADYTM 4000 is a product that was designed to give the answer. The MediaREADY 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer's entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to constantly update the features and content to ensure their ability to enjoy this product well into the future.

MediaREADYTM 4000 Highlights
o Media Jukebox - burn and manage music, movies and pictures on the MediaREADYTM hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices)
o Rip CDs onto the MediaREADYTM 4000 - Provides easy access to a consumer's music collection from the TV screen, creates play lists of favorite songs
o Present Your Pictures on The TV - Transfer pictures from digital camera to be displayed on the TV, transfer pictures from a consumer's PC to be displayed on the TV, create slideshows to auto-play while music plays at the same time
o Play Music and Video from PC on the TV - Access all the pictures, music and video stored on the PC from the TV

o Download and stream full-Screen DVD quality video and music over the Internet on one's TV
o High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV o Enhanced DVD/CD Player with 5.1 Digital Surround
o        Create and manage multiple email accounts
o        TV-friendly games of all genres and skill levels
o Simple to use Karaoke feature to sing along with one's entire music collection or access new content on demand
o Wireless Keyboard and Remote Controls both with trackball mouse built in for easy navigation
o Unmatched level of connectivity for USB, 1394, Component or composite video peripherals
o Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

MediaREADYTM 4000+RW:
The MediaREADYTM 4000+RW, retail price $599, connects to one's TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. The unit supports an essential suite of TV-centric media applications that create an easy to navigate environment for controlling one's entertainment choices. The product also allows the user to easily archive all of their digital media through the DVD+RW loader. In addition, the product serves as an upgradeable platform that allows the consumer to constantly update the features and content to ensure their ability to enjoy this product well into the future.

MediaREADYTM 4000+RW Highlights
o        Broadband Connectivity
o Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive
o        In-home Network Ready
o        PCMCIA Wireless card or Ethernet capable
o        DVD+RW
o        Enhanced DVD/CD Player and Recorder with 5.1 Digital Surround
o Media Jukebox - Burn and manage your music, movies and pictures on the MediaREADY(TM)'s hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices). Rip CDs onto the MediaREADY 4000. Play Music and Video from PC on the TV.
o        Support for Streaming and Downloaded Media
o        Full-Screen DVD quality Video and Music over the Internet on your TV
o        Web Browsing
o High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV
o        TV E-Mail
o        Create and manage multiple email accounts

MediaREADYTM 5000 PVR+RW:
The MediaREADYTM 5000 PVR+RW, suggested retail price $899, allows users to customize viewing by recording shows on a built-in computer hard drive or DVD recorder. Made popular by TiVo, the concept of time shifting television is gaining mass acceptance. The functionality of this unit is, however, unmatched in the industry. Users can access digital media files on the unit's internal drive, any PC or on the same in-home network, connected peripheral devices. In addition, the unit brings On-demand content, E-mail, Internet browser, Games, and MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.

Professional Products:

In July 2004, the Company announced plans to license the MediaREADY(TM) 400, MediaREADY(TM) 4000 and the MediaREADY(TM) Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. The Company has recently added the MediaREADY 5000 PVR+RW to the list of available products. All MediaREADY(TM) products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY(TM) Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.

Hardware available for license:

MediaREADYTM 4000 hardware:
The MediaREADYTM 4000 connects to a person's TV, home stereo, home network and Internet, combining the best of digital media into a single device. As media delivery continues to shift from tangible products to electronic media, new capabilities are required from the essential entertainment devices found in consumers' living rooms. The MediaREADY(TM) 4000 offers the answer with an essential suite of easy to navigate, TV-centric media applications that control all the user's various entertainment choices. In addition, the product serves as an upgrade platform for future features and content, thus ensuring the product's performance and enjoyment well into the future.

MediaREADYTM 5000 PVR+RW:
The MediaREADY(TM) 5000 PVR+RW combines a suite of popular TV-centric applications for digital media management and communication with an advanced electronic program guide and the ability to record broadcast media on either the internal hard drive or DVD recorder.

MediaREADY(TM)400 hardware:
The MediaREADY(TM) 400 takes the best features and functionality of the MediaREADY(TM) 4000 and encases them in a small, discreet enclosure. By offering an integrated hard drive, smart card support, Ethernet connectivity, USB/1394/superior A/V connectivity and a full go-to-market suite of TV-centric applications, the MediaREADY(TM) 400 brings today's high speed internet users a feature-rich solution to access their digital media.

MediaREADY(TM) Module:
The MediaREADY(TM) Module can be designed into many different types of consumer electronics, including televisions, DVD players, home theater amplifiers and receivers, and a host of other devices. This design flexibility allows the Company to provide a wide range of solutions for manufacturers looking to expand the feature-set of their devices. In an era when time-to-market is key, having a partner with proven hardware capabilities is fundamental to success. The Company works with the top IC solution providers in the world; what's more, no design or feature-set combination is too complicated for MediaREADY(TM) design products.

The Company has made its MediaREADY(TM) technology available for consumer electronic manufacturers beginning in Q4 2004.

In addition, the MediaREADYTM platform allows consumers to upgrade their units with additional services based on a one-time or subscription charge. The Company offers value-added applications and upgrades that include: o Games (Single or Multiplayer) o On Demand Media Rental and Purchase

Content Delivery Network:

In September 2004, the Company announced the launch of the Content Delivery Network (CDN) supported by its then technology partner C.A.C Media. The CDN will be deployed by the Company on all MediaREADYTM products and will deliver DVD quality video content to MediaREADYTM enabled TVs over the Internet. The network will support a wide range of content including Channel Programming (Subscription Video on Demand) and Library Subscription Video on Demand. The CDN is a major step forward in consumer electronics as we will be in a position to generate an ongoing revenue stream from every unit sold.

About the content available:
Channel Program (SVOD)
Using a TV-based navigation screen, MediaREADYTM users can log on a channel, select a show they are interested in watching and click to play it instantaneously. Channels may consist of daily or weekly episode updates.

Individual Titles - VOD:
Home users can browse between available titles and select titles they wish to view. The content is sent over the Internet to a MediaREADYTM device and will play on a TV screen connected to any enabled device. The content network will support DVD and High Definition quality video transmission. Content owners have the option of allowing users to "purchase" instead of rent. If purchased, the user will receive a physical DVD of the purchased material along with unlimited access to the title on their MCSS device.

Library SVOD:
The CDN also provides a great platform for instructional content and large archives of content to generate income by offering up to 1 year of unlimited access libraries of content and instructional video classes. From wine tasting and magic lessons to archival music collections of the 60s, the Library SVOD feature serves both consumers and content owners.

At the Digital Hollywood Conference in Los Angeles in 2004, the Company announced the TV FOR THE PEOPLE BY THE PEOPLETM Concept. In partnership with CAC Media, the Company is creating a number of independently developed "channels" scheduled for the 2005 season which are currently in production including; Celebrity Gossip, Console Game Review, Yoga Instruction, Beat'em at Hold'em, Muscle Cars, $500 US Travel, Become a Magician, Daily Soap Review, Diet Channel, Knit 1 Perl 2, Frat Party USA, Dance Channel and Extreme Pranks & Jokes.

This Content Delivery Network will be available on the Company's MediaREADYTM hardware and is also available for license by other CE/PC manufacturers.

Our MediaREADYTM product line provides retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaREADYTM features (DVD, PVR, Internet Access) and broadly accept the $299 - $499 price point, the key sales/marketing proposition is that the products:
o Consolidate several popular devices (and features) into one universal unit
o        Are easily and inexpensively upgradeable via software downloads
o Stand out as the "best buy for the dollar" (also provides the best profit for the retailer/salesperson)

The Company expects to eventually become cash flow positive primarily through retail distribution (VAR and End User) and OEM licensing sales. In addition, the Company will also receive incremental revenue streams based upon: o Purchases of value-added applications through the MediaREADYTM platform o Professional Services Revenue based upon customized value-added applications

SALES AND MARKETING

The Company plans to promote itself by direct sales efforts using telephone sales, conventional media advertising, and Internet marketing. These advertisements will be targeted at small, medium, and large business customers as well as retail consumers who are likely to respond to specific ads or visit specific web sites to make a purchase.

The Company employs three inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company also plans to engage independent sales agents in various geographic areas as well as product dealers and resellers.

Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, as well as engaging in a public relations campaign. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand with high quality comprehensive converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics companies. The extent of the sales and marketing of our products and services is dependent on the Company's continued ability to raise capital and grow revenues, of which no assurances are given.

The Company believes that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our customer base. We also believe that the importance of product acceptance and market validation will increase due to the growth in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. If the various product markets and customers do not perceive our products and services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company utilizes an outsourcing product development model. Therefore, many of the products' materials and components are provided as assemblies by the Company's suppliers. Most of those suppliers are in Asia and procurement is either contract-development based or by purchase order.

The MediaREADYTM media center products, while architected by the Company, are designed and manufactured for the Company under contract with original design and manufacturing partners. Components such as the main board, enclosure, and peripheral boards are outsource designed and produced uniquely for the Company. Integrated circuits and other components used in the design of such electronic assemblies are primarily off-the-shelf silicon from industry providers such as Sigman Designs, Via Technology, Philips, Samsung, Hitachi, and Texas Instruments. Other components of these products, eg. power supply, hard drive, and DVD/CD drives are industry standard components from companies providing the personal computer industry. Mechanical components are designed and produced by original design and manufacturing partners in Asia as well.

The mix between Company-specific components and off-the-shelf components is a result of finding the optimal trade off between what is available in the market place and what the Company must create in order to have the most marketable products. This result is very much part and parcel of the Company's outsourced model advantage.

CUSTOMERS

The Company continues to focus on long-term relationships with clients that will range from retail consumers to small, medium, and large business customers. Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If our clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services, our business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company's expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

The Company's product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended December 31, 2004, 62.5% of the Company's revenues, which only aggregated $14,167, related to a product trial order which began in late 2004. Based upon recent informal discussions with various prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term. However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company's business, financial condition, and results of operations.

COMPETITION

Broadband Media Device Competition

Industry: Product Line Example

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

Networking/Wireless Approach: Media Receiver
o        Requires PC and extensive PC proficiency from the user
o        Expensive (averaging $849)

Consumer Electronics Manufacturers: Media Server
o        Expensive (averaging $7442)

Many of the Company's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of products and services than the Company. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse on the Company.

While as of December 31, 2004, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

TRADEMARKS

As of December 31, 2004, the Company had submitted the following mark for listing on the trademark registry:
         MediaREADYTM

GOVERNMENTAL APPROVALS

The Company's MediaREADYTM set top boxes are required to pass radiation emission testing as per FCC compliance. The Company uses the services of a full service importer that handles the logistics of importing the products which includes the emissions testing.

RESEARCH AND DEVELOPMENT

The Company expended research and development cost of $5,304 and $40,000 for the years ended December 31, 2004 and 2003, respectively.

OTHER DEVELOPMENTS

Acquisition of Graphics Distribution, Inc.:
On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional consideration included in this stock purchase agreement required the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller a resolution to this matter. Management anticipates, but can not assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit.

CAC Investment write off:
The Company reviewed the investment in CAC Media for possible impairment and provided for a decline in value of $70,000, $93,000 and $865,000 at December 31, 2002, 2003 and 2004 respectively.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective October 10, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding debt.

As of December 31, 2004, the Company had cash and net working capital of $79,765 and ($2,490,310), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

EMPLOYEES

As of December 31, 2004 the Company employed a total of six persons on a full-time and part-time basis. In addition the Company had consulting agreements with six outside individuals or firms for sales and marketing, technical consulting, and public relations. Our personnel are not subject to any collective bargaining agreements and Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office is located at 888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33301. Pursuant to a written lease, as amended, the Company leases 2,689 square feet at approximately $70,000 per annum. Such lease, as amended, expires May 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to and none of our property is subject to any pending or threatened legal proceeding. In addition, no director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 2004, the Company's common stock commenced trading on the pink sheets under symbol VDWB. Prior thereto, the Company's common stock traded on the OTC electronic bulletin board under the symbol VDWB. The Company's common stock moved to the pink sheets as a result of the Company not being deemed current with its annual report filing with the SEC due to the auditor's report for 2003 not being prepared by an auditor registered with the Public Company Accounting Oversight Board ("PCAOB"). There was no trading in the Company's common stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2004 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

        YEAR              PERIOD                   HIGH              LOW
        ----              ------                   ----              ---
        2004             First Quarter             $1.99            $0.25
                         Second Quarter            $1.23            $0.66
                         Third Quarter             $0.77            $0.42
                         Fourth Quarter            $1.05            $0.47

As of December 31, 2004, there were approximately 191 holders of record of the Company's common stock. Holders of the Company's common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

All of the securities described below were sold pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering.

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

In 2004 the Company issued 150,000 shares of its restricted common stock for services rendered, pursuant to an employment agreement with the Chief Technology Officer, valued at prices ranging from $.35 to $.50 per share. The Company also converted debt due to shareholders into 34,399,879 shares of restricted common stock, sold 3,500,000 shares of restricted common stock to investors, and cancelled 379,500 shares of restricted common stock.

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

The Company's transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 with telephone number (801) 272-9294.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-KSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-KSB. Historical results may not be indicative of future performance.

OVERVIEW

The Company is developing new products and services in regard to its media convergence business within the home entertainment marketplace. All major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With more than 10 million broadband households and nearly 35 million broadband-enabled screens, the Company is attempting to capitalize on the growth of this market through its professional services division and potential new partnerships and business ventures.

The Company has repositioned itself within the entertainment and home broadband marketplace. The Company's goals are: 1) to become a developer/licenser, producer and distributor of interactive consumer electronics equipment; 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace; and 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

Quarter-to-quarter fluctuations in margins:
The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:
o        the number of client purchase orders completed
o        seasonality
o        the number of days during the quarter
o        marketing and business development expenses
o        pricing changes
o economic conditions generally or in the information technology products and services markets

The Company expects these trends to continue.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

REVENUES

Net revenues are comprised of product and services revenues, net of returns and allowances. In 2004, revenues were $14,167 compared to $1,770 for 2003. The increase in net sales was due to a product trial order placed in late 2004.

GROSS PROFIT

Gross Profit for 2004 was ($4,862) compared to $724 for 2003. The decrease in gross profit was primarily due to additional shipping costs associated with the product trial order placed in late 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, professional fees, and research and development. General and administrative expenses for 2004 were $1,660,651 compared to $1,210,680 for 2003. The increase in general and administrative expenses was a result of company investment in the development of new products and services.

Net cash used in operating activities for 2004 was $1,126,743 compared to $122,844 for 2003. Net cash used in operating activities was primarily attributable to net losses.

Net cash provided by financing activities for 2004 was $2,482,100 compared to $450,677 for 2003. Net cash provided by financing activities resulted from advances from a shareholder and a convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had cash and net working capital of $79,765 and ($2,490,310), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective October 10, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenues

The Company recognizes revenues on product sales when the product is shipped and title has passed to the customer. Service revenue is recognized when the services are performed.

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

Financial Instruments

The Company's financial instruments are cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and notes payable. The recorded values of cash, accounts receivable, loans receivable, accounts payable, and accrued expenses approximates their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

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

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements and the notes thereto appear on pages F-1 through F-19 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This information was previously disclosed in a Form 8-K filed with the Commission by the Company on July 27, 2005.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation, such person concluded at that time that the Company's disclosure controls and procedures as of the end of the period covered by this annual report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending December 31, 2004 except as follows; subsequent to the fiscal year ending December 31, 2004, the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

V. Jeffrey Harrell, age 39 is the Chairman of the Board, President, CEO, Principal Financial and Accounting Officer, and Secretary of the Company and has held these positions since December 1999. Mr. Harrell joined the Company from the financial services industry where he worked as Vice President and partner. Previously he worked as Director of IT and Cost Accountant for two major manufacturers.

The Company has not yet adopted a code of ethics but intends to adopt a code of ethics at a meeting of the Board of Directors in the near future.

The Company does not currently have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table represents salaries paid to the Company's corporate officer:

         Name and
         Position                           Year      Salary
         --------                           ----      ------
         Harrell, V. Jeffrey                2004     $39,750
         CEO, President,                    2003     $32,250
         Chairman of the Board,             2002     $29,025
         Secretary

         The director was not compensated for any Board of Directors meetings.

The following table represents salaries paid to non-officer employers pursuant to Item 402(a)(2)(iii):

         Name and
         Position                           Start Date        Year      Salary
         --------                           ----------        ----      ------
         Glatt, Terry                         04/2004         2004     $89,307
         Chief Technology Officer

         Novak, David                         08/2004         2004     $42,225
         EVP-Sales and Marketing

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 13, 2005, the Company had 77,066,626 shares of its common stock issued and outstanding. The following table sets forth, as of December 31, 2004, the beneficial ownership of the Company's common stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's common stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

Class          Name & Address of owner            # of shares       % of class
-----          -----------------------            -----------       ----------
Common         V. Jeffrey Harrell                  1,523,440           2.0%
               PO Box 30057
               Ft. Lauderdale, FL 33303

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

During 2004 and 2003 the Company expensed $200,000 and $150,000, respectively for the salary of the President. At December 31, 2004 a total of $399,725 for the years 2002 through 2004 was unpaid and has been accrued.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed below are filed as part of this Annual Report.

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.2 Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

3.3 Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)

10.1 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.2 Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.3 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.4 Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)

10.5 Office Lease (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 05/15/03)

10.6 Lease Extention and Amendment Agreement between The Las Olas Company, Inc. and Video Without Boundaries, Inc. dated June 1, 2005.

10.10 Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.11 Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.12    Executive Employment Contract with Terry Glatt dated April 2, 2004.

10.13    Executive Employment Contract with David Novak dated August 15, 2004.

10.14    Debt Conversion Agreement with David Aubel dated December 3, 2005.

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Each of the following have served as the Company's Principal Accountant:
         1) Norman Stumacher, PA
         2) Berkovits, Lago & Company, LLP
         3) Baum & Company, PA

Their fees billed to the Company for the past two fiscal years are set forth below:

                       2004      2003
                     -------   -------
Audit Fees          $ 29,718  $ 69,080
Audit-Related Fees         -  $      -
Tax Fees                   -  $  2,500
All Other Fees      $  3,895  $ 32,397
                    --------  --------
                    $ 33,613  $103,977
                    ========  ========
o  AUDIT FEES
       Includes fees for professional services for the audit of our annual financial statements, for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

o  AUDIT-RELATED FEES
       Includes fees for assurance and related services related to the performance of the audit or review of financial statements.

o  TAX FEES
       Includes fees for services rendered for tax compliance, advice, and planning.

o  ALL OTHER FEES
       Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

As of December 31, 2004, the Company did not have an Audit Committee and the Company's President and CEO pre-approved all fees of the Principal Accountant.

                                  Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VIDEO WITHOUT BOUNDARIES, INC.

December 5, 2005                           By: /s/ V. JEFFREY HARRELL
                                               ----------------------
                                               V. Jeffrey Harrell,
                                               Chief Executive Officer





In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Title                                     Date
     ---------                     -----                                     ----


/s/ V. JEFFREY HARRELL      Chief Executive Officer,                   December 5, 2005
----------------------      President, Principal Financial
V. Jeffrey Harrell          and Accounting Officer, Secretary
                            and Chairman of the Board of Directors


                         VIDEO WITHOUT BOUNDARIES, INC.



                              Financial Statements


                 For The Years Ended December 31, 2004 and 2003



                                    Contents


                                                                         Page

Reports of Public Accounting Firms........................................F-2

Financial Statements:

  Balance Sheets..........................................................F-4

  Statements of Operations................................................F-5

  Statement of Stockholders' Deficit......................................F-6

  Statements of Cash Flows................................................F-7

  Notes to Financial Statements..............................F-8 through F-19

                              BAUM & COMPANY, P.A.
                        1515 UNIVERSITY DRIVE, SUITE 226
                          CORAL SPRINGS, FLORIDA 33071

            Report of Independent Registered Public Accounting Firm


Board of Directors
Video Without Boundaries, Inc.
888 Las Olas Boulevard, Suite 710
Ft. Lauderdale, Florida  33301

We have audited the accompanying balance sheets of Video Without Boundaries, Inc. as of December 31, 2004 and 2003 and the related statements of stockholders' (deficit), operations, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accouting principles generally accepted in the United States of America.

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

                                  (continued)

As discussed in Note 3 to the financial statements, the accompanying balance sheets and related statements of stockholders" (deficit), operations, and cash flows have been restated to reflect the proper accounting for certain transactions which took place during the year ended December 31, 2003.



Baum & Company, P.A.
Coral Springs, Florida
November 15, 2005, except for Note 17, as to which the date is December 3, 2005.


                                                        /s/ Baum & Company, P.A.

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS
                                   DECEMBER 31


                                     ASSETS


                                                                                         2004            2003
                                                                                     ------------    ------------
                                                                                                      Restated (1)
Current assets:
    Cash  and cash equivalents                                                       $     79,765    $         20
    Accounts receivable                                                                     9,605            --
    Inventory                                                                              61,747           3,250
    Prepayments and other current assets                                                  106,107            --
                                                                                     ------------    ------------

        Total current assets                                                              257,224           3,270
                                                                                     ------------    ------------


 Property and equipment, net                                                              176,741         514,553
                                                                                     ------------    ------------

Other assets:
    Investments (at cost), net of allowance for decline in value of
       $1,308,000 and $93,000 in 2004 and 2003, respectively                                 --              --
    Deposits                                                                               12,000           1,850
                                                                                     ------------    ------------

                                                                                           12,000           1,850
                                                                                     ------------    ------------

        Total assets                                                                 $    445,965    $    519,673
                                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Cash overdraft                                                                           --             2,693
    Accounts payable trade                                                                 44,239         224,762
    Accrued compensation                                                                  399,725         238,725
    Other accruals                                                                        190,998            --
    Notes payable and accrued interest - shareholder                                    2,088,145         903,661
    Loans payable - shareholder                                                            24,427            --
    Notes payable  and accrued interest                                                      --            37,900
                                                                                     ------------    ------------

        Total current liabilities                                                       2,747,534       1,407,741
                                                                                     ------------    ------------


Stockholders' deficit:
      Preferred stock - $.001 par value, 5,000,000 shares authorized,
         -0- shares issued and outstanding at December 31, 2004 and 2003,
         respectively                                                                        --              --
      Common stock - $.001 par value,100,000,000 shares authorized, 53,119,126 and     15,448,747
         shares issued and outstanding at December 31, 2004 and 2003, respectively         53,119          15,449
      Additional paid-in capital                                                        4,935,219       3,152,679
      Accumulated deficit                                                              (7,042,407)     (4,056,196)
                                                                                     ------------    ------------
                                                                                       (2,054,069)       (888,068)
      Stock subscription receivable                                                       (60,000)           --
      Treasury stock - at cost                                                           (187,500)           --
                                                                                     ------------    ------------

        Total stockholders' deficit                                                    (2,301,569)       (888,068)
                                                                                     ------------    ------------

        Total liabilities and stockholders' deficit                                  $    445,965    $    519,673
                                                                                     ============    ============


(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      2004            2003
                                                  ------------    ------------
                                                                   Restated (1)

Sales                                             $     14,167    $      1,770

Cost of sales                                           19,029           1,046
                                                  ------------    ------------

        Gross profit                                    (4,862)            724
                                                  ------------    ------------


Operating expenses:
    Selling, general and administrative              1,444,422         936,153
    Depreciation                                       210,925         234,527
    Research and development                             5,304          40,000
    Loss due to decline in value of investments      1,215,000          93,000
    Interest and financing expense                     105,698         567,296
                                                  ------------    ------------

                                                     2,981,349       1,870,976
                                                  ------------    ------------

Net loss
                                                  $ (2,986,211)   $ (1,870,252)
                                                  ============    ============



Basic and fully diluted loss per share            $      (0.09)   $      (0.47)
                                                  ============    ============


Weighted-average number of shares
    used in computing per share amounts             31,552,205       3,996,667
                                                  ============    ============


(1) See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   Restated 1

                                                                Additional                    Stock
                                           Common Stock          Paid-In     Accumulated   Subscription   Treasury
                                       Shares       Amount       Capital       Deficit      Receivable      Stock         Total
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 2002              119,087   $       119   $ 1,519,138   $(2,185,944)         --            --     $  (666,687)


Stock issued for services              885,000           885       249,115          --            --            --         250,000

Stock issued for development of
software                               200,000           200       159,800          --            --            --         160,000

Stock issued for convertible
     debentures and
     related accrued interest          949,660           950       754,970          --            --            --         755,920

Notes payable to stockholders'
     contributed as capital         12,795,000        12,795       220,156          --            --            --         232,951


Stock issued for purchase of web
portal                                 500,000           500       249,500          --            --            --         250,000

Net loss for the year                     --            --            --      (1,870,252)         --            --      (1,870,252)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance December 31, 2003           15,448,747        15,449     3,152,679    (4,056,196)         --            --        (888,068)


Stock cancelled for services
     issued                            (50,000)          (50)       (4,950)         --            --            --          (5,000)

Notes payable to stockholders'
     converted to capital           34,399,879        34,399       629,361          --            --            --         663,760


Stock cancelled                       (329,500)         (329)     (164,471)     (164,800)

Stock issued for cash                3,500,000         3,500     1,255,500          --         (60,000)         --       1,199,000

Stock issued under employment
agreement                              150,000           150        67,100          --            --            --          67,250

Purchase of treasury stock                --            --            --            --            --        (187,500)     (187,500)

Net loss for the year                     --            --            --      (2,986,211)         --            --      (2,986,211)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance December 31, 2004           53,119,126   $    53,119   $ 4,935,219   $(7,042,407)      (60,000)  $  (187,500)  $(2,301,569)
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========


(1) See note 3 - restatement of financial statements






   The accompanying notes are an integral part of these financial statements.

                             VIDEO WITHOUT BOUNDARIES
                             STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                       2004           2003
                                                                                   -----------    -----------
                                                                                                    Restated 1
Cash flows from operating activities:
    Net loss                                                                       $(2,986,211)   $(1,870,252)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation                                                               210,925        234,527
            Interest on debentures converted to stock                                     --           14,460
            Interest on shareholder loans and notes payable                            105,841         55,376
            Interest and discount accretion on convertible debentures                     --          496,460
            Selling, general and administrative expenses                               103,386        348,233
            Loss due to decline in value of investments                              1,215,000         93,000
            Stock issued for services and under employment agreement                    62,250        250,000
            Change in assets and liabilities
                  (Increase) decrease in accounts receivable                            (9,605)           621
                  (Increase) in inventories                                            (58,497)        (3,250)
                  (Increase) in prepayments and other current assets                  (106,107)        (1,850)
                  (Increase) in deposits                                               (10,150)          --
                  Increase (decrease) in cash overdraft                                 (2,693)         2,693
                  Increase (decrease) in accounts payable                               (2,880)       139,388
                  Increase in other accruals                                           190,998           --
                  Increase in accrued compensation                                     161,000        117,750
                                                                                   -----------    -----------

                                       Net cash used in operating activities        (1,126,743)      (122,844)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Purchases of stock in closely-held corporations'                                (1,215,000)       (93,000)
    Purchases of property, plant and equipment                                         (60,612)      (246,860)
                                                                                   -----------    -----------

                                       Net cash used in investing activities        (1,275,612)      (339,860)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Proceeds from shareholder loans                                                  1,321,000        269,050
    Repayment of shareholder loans                                                        --          (43,373)
    Proceeds from issue of debentures                                                     --          245,000
    Payment of notes payable                                                           (37,900)       (20,000)
    Proceeds from issuance of stock                                                  1,199,000           --
                                                                                   -----------    -----------

                                       Net cash provided by financing activities     2,482,100        450,677
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                    79,745        (12,027)

Cash and cash equivalents at beginning of year                                              20         12,047
                                                                                   ===========    ===========

Cash and cash equivalents at end of year                                           $    79,765    $        20
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
          Cash paid during the year for interest                                   $     3,600    $      --
                                                                                   ===========    ===========
Non-cash movements affecting investing and financing transactions:
          Stock issued for services and under employment agreement                 $    62,250    $   250,000
                                                                                   ===========    ===========
          Stock issued for convertible debentures                                  $      --      $   755,920
                                                                                   ===========    ===========
          Stock issued for development of software                                 $      --      $   160,000
                                                                                   ===========    ===========
          Notes payable to stockholders' converted to capital                      $   663,760    $   232,951
                                                                                   ===========    ===========
          Stock issued for purchase of web portal                                  $      --      $   250,000
                                                                                   ===========    ===========
          Notes payable to stockholders' for professional and other fees           $   103,386    $   348,233
                                                                                   ===========    ===========
          Accounts payable converted to loans payable shareholder                  $     8,928    $    53,110
                                                                                   ===========    ===========
          Accounts payable converted to note payable shareholder                   $   160,000    $      --
                                                                                   ===========    ===========
          Web portal sold in exchange for treasury stock retired                   $   187,500    $      --
                                                                                   ===========    ===========


See note 3 - restatement of financial statements

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - BUSINESS DESCRIPTION

Video Without Boundaries, Inc. (the "Company") is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company, a Florida corporation is the result of a merger between a then existing public company and a private corporation in 1999. The company changed its name to Video Without Boundaries, Inc. on November 16, 2001.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Corporation to concentration of credit risk consist primarily of cash and accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable.

The Company maintained cash balances at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. At December 31, 2004 the Company's uninsured cash balance totaled $4,187.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS OF 2003

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

The components of the restatement are explained in the notes below the table.

                                                                                Adjustment to
                                                                   As filed        restate       Restated
                                                                   --------        -------       --------
Balance sheet data as at December 31, 2003
  Cash (a)                                                       $    73,912    $   (73,892)   $        20
  Accounts receivable (b)                                            300,000       (300,000)          --
  Property and equipment  (b) (c)                                     94,198        420,355        514,553
  Investments  (d)                                                      --             --             --
  Loans receivable  (d)                                              163,000       (163,000)          --
  Media ready software (c)                                           198,668       (198,668)          --
  Prepaid box tooling (e)                                             40,000        (40,000)          --
  Notes payable shareholders (f)                                   1,238,258       (334,597)       903,661
  Checks drawn in excess of bank balance (a)                            --            2,693          2,693
  Accrued salary to president  (g)                                      --          238,725        238,725
  Interest payable  (h)                                                7,301         (7,301)          --
  Notes payable  (i)                                                  30,000          7,900         37,900
  Additional paid-in capital (j)                                   2,789,851        362,828      3,152,679
  Accumulated deficit (a) (c) (d) (e) (f) (g) (h) (i) (j)         (3,430,750)      (625,446)    (4,056,196)
Statement of operations for the year ended
December 31, 2003
  Revenues  (a)                                                  $   190,770    $  (189,000)   $     1,770
  Cost of sales (a)                                                  176,046       (175,000)         1,046
  Selling, general and administrative (f) (g) (k) (l)              1,277,027       (340,874)       936,153
  Depreciation (c)                                                      --          234,527        234,527
  Research and development (e)                                          --           40,000         40,000
  Loss due to decline in value of investments (d)                       --           93,000         93,000
  Interest and finance expense  (f) (h) (i) (j)                         --          567,296        567,296
  Net loss                                                        (1,262,302)      (607,950)    (1,870,252)
  Basic and fully diluted loss per share                               (0.32)         (0.15)         (0.47)

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

     d) Investments

     The Company has reviewed the classification of a loan receivable of $93,000 with CAC Media and has determined that the correct accounting treatment is to show this amount as an investment in CAC Media at December 31, 2003. The Company additionally reviewed the investment for possible impairment and has decided to provide for a decline in value of $93,000 at December 31, 2003. The Company also revised its accounting treatment of the balance at December 31, 2002 and decided to provide a bad debt provision of $70,000 and incur a bad debt expense of $70,000 for the year ended December 31, 2002.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $7.1 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period January 1, 2005 through October 31, 2005 the Company has received approximately $1,300,000 as advances from major shareholders and sale of equity securities. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
                                                             2004        2003
                                                          --------      ------
Trade receivables                                         $  9,605      $    -
                                                          ========      ======

NOTE 6 - PREPAYMENTS AND OTHER ASSETS

Prepayments and other current assets consist of the following:

                                                             2004        2003
                                                          ---------     ------
Advance deposit for manufacturing units                   $ 100,000     $    -
Other                                                         6,107          -
                                                          ---------     ------
                                                          $ 106,107     $    -
                                                          =========     ======

NOTE 7 - LOANS RECEIVABLE

The Company loaned $60,000 to an unrelated organization to provide financing for the development of a software browser. The loan was non-interest bearing, non-collateralized and repayable on demand. The loan was reclassified to property and equipment at December 31, 2003.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                   2004         2003
                                ---------    ---------
Computer equipment              $ 197,376    $ 150,027
Software                          361,163      360,603
Web portal                           --        300,000
Furniture and equipment            14,914        2,210
                                ---------    ---------
                                  573,453      812,840
Less accumulated depreciation    (396,712)    (298,287)
                                ---------    ---------
                                $ 176,741    $ 514,553
                                =========    =========

For the years ended December 31, 2004 and 2003, depreciation totaled $210,925 and $234,527, respectively.

NOTE 9 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,088,145 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2004 and 2003, the Company incurred interest on notes payable to shareholders' totaling $105,844 and $51,776, respectively.

The Company had an obligation for money due to two former debenture holders totaling $37,900 at December 31, 2003 who had elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand. These notes were fully repaid, including interest, on February 13, 2004.

During the year ended December 31, 2004 a major shareholder transferred 329,500 shares of his unrestricted common stock to two former shareholders'. The terms of the transfer were that the 329,500 shares held by the two former shareholders' in the Company would be cancelled. The proceeds of the amount originally paid for the stock by the two former shareholders' totaling $164,800 has been transferred to the note payable account of the major shareholder, at $0.50 per share. The major shareholder, in accordance with an agreement signed with the Company, is entitled to convert this amount of $164,800 into 16,480,000 shares of restricted common stock at $0.01 per share (see note 11).

NOTE 10 - CONVERTIBLE DEBENTURES

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

NOTE 11 - STOCKHOLDERS' EQUITY

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

During the year ended December 31, 2004 a major stockholder converted $319,000 in notes payable into 31,899,879 shares of restricted common stock at $0.01 per share.

During the year ended December 31, 2004 the Company cancelled 329,500 shares of restricted common stock at $0.50 per share, for a total of $164,800. The amount due to the two former stockholders' was credited to the note payable account of a major stockholder (see note 9).

During the year ended December 31, 2004 a major stockholder converted $344,760 in notes payable into 2,500,000 shares of restricted common stock at prices ranging $0.08 to $0.18 per share.

During the year ended December 31, 2004 the Company cancelled 50,000 shares of restricted common stock issued to third parties for services rendered during October 2003 at $0.10 per share, for a total of $5,000.

During the year ended December 31, 2004 the Company issued 150,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging $0.35 to $0.50 per share, for a total of $67,250 (see note 15).

During the year ended December 31, 2004 the Company sold 3 million shares of restricted common stock to investors at prices ranging $0.25 to $0.60 per share, for a total of $1,100,000.

During the year ended December 31, 2004 the Company sold 500,000 shares of restricted common stock to one investor at $0.32 per share, for a total of $159,000, with a stock subscription receivable at December 31, 2004 totaling $60,000.

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

NOTE 12 - RELATED PARTIES

During 2004 and 2003 the Company expensed $200,000 and $150,000, respectively for the salary of the President. At December 31, 2004 a total of $399,725 for the years 2002 through 2004 was unpaid and has been accrued.

During 2004 the Company expensed $103,386 in overhead costs incurred and paid by two major stockholders' with a corresponding increase in amounts due for notes payable.

Consulting services were provided to the Company by two major stockholders. During the year ended December 31, 2003 the Company issued 12,795,000 post-split shares of restricted common stock, valued at $232,951 to two organizations affiliated with these stockholders.

NOTE 13 - ADVERTISING

The Company expenses advertising costs as incurred. During the year ended December 31, 2004 a total of $41,146 was expensed.

NOTE 14 - INCOME TAXES

The provision for federal income taxes as of December 31, 2004 and 2003 consists of the following:

                         2004         2003
                      ---------    ---------
Current (benefit)     $(661,372)   $(564,231)
Valuation allowance     661,372      564,231
                      ---------    ---------
                      $    --      $    --
                      =========    =========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2004 and 2003 are as follows:

                                      2004          2003
                                  -----------    -----------
Deferred tax assets:
Net operating loss carryforward   $(1,889,833)   $(1,228,462)
Valuation allowance                 1,889,833      1,228,462
                                  -----------    -----------
                                  $      --      $      --
                                  ===========    ===========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,889,833 and $1,228,462 at December 31, 2004 and 2003, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2004 and 2003 was $661,372 and $564,231, respectively.

The Company has incurred net operating losses since inception. At December 31, 2004 and 2003 the Company had a net operating loss carry forward for tax purposes amounting to approximately $5.3 million and $3.7 million, respectively. Tax losses will begin expiring in the year 2019.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2004 and 2003 is as follows:

                                            2004     2003
                                            ----     ----
Tax at U.S. statutory rate                  35.0%    35.0%
State tax rate, net of federal benefits      5.5%     5.5%
Change in valuation allowance              (40.5)%  (40.5%)
                                           -----    -----
Effective tax rate                           0.0%     0.0%
                                           =====    =====

NOTE 15 - COMMITMENTS

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company's senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement (see note 11) and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. At December 31, 2004 a total of 50,000 shares had been issued as the first lot (see note 11). At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each Anniversary.

On April 13, 2004 the Company entered into a thirteen month lease for approximately 2,689 square feet of office space in Fort Lauderdale, Florida. The lease requires a minimum base rental of $59,158 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Approximate minimum future rentals on the non-cancelable lease during the year ended December 31, 2005 totals $36,664. Rent expense for the year ended December 31, 2004 totaled $63,733.

On June 1, 2005 the Company signed a lease extension and amendment to the above referenced lease which extends the term for one year and amends the minimum base rent to $59,903.

On August 15, 2004 the Company entered into a three year employment agreement with its Executive Vice-President - Sales and Marketing, with automatic one year extensions after the expiration of the initial term. The terms of the agreement calls for a minimum annual salary of $150,000 per annum. The agreement also provides for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further calls for the issue of 120,000 shares of restricted common stock upon signing of the agreement. At each anniversary of the effective date the Company shall issue the executive 300,000 shares of restricted common stock for the three year period of his employment.

NOTE 16 - CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller a resolution to this matter. Management anticipates that a settlement will be forthcoming and that their loss will consist of their forfeited deposit, however, if a settlement is not reached, management believes this could have a material adverse effect on the Company's financial statements.

On October 10, 2005, the Company and a major stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective October 10, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding debt.