Form 10QSB
period 2005-03-31
VIDEO WITHOUT BOUNDARIES INC
filed 2005-12-16
CIK 1123493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                 (954) 527-7780
                 (Issuer's telephone number including area code)

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

                         Video Without Boundaries, Inc.

                                   FORM 10-QSB

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets at March 31, 2005 and December 31, 2004              3

         Statements of Operations for the three months ended
                  March 31, 2005 and three months ended March 31, 2004       4

         Statements of Cash Flows for the three months ended
                  March 31, 2005 and three months ended March 31, 2004       5

         Notes to Financial Statements for March 31, 2005                   6-7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 8-16

Item 3.  Controls and Procedures                                             16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18

PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIDEO WITHOUT BOUNDARIES, INC.
                                 BALANCE SHEETS

                                                            MARCH 31         DECEMBER 31
                                                              2005               2004
                                                          ------------      ------------
                                                           UNAUDITED
                             ASSETS
 Current assets:
     Cash  and cash equivalents                           $     18,482      $     79,765
     Accounts receivable                                        27,389             9,605
     Inventory                                                  41,553            61,747
     Prepayments and other current assets                      160,674           106,107
                                                          ------------      ------------
         Total current assets                                  248,098           257,224
                                                          ------------      ------------

  Property and equipment, net                                  134,035           176,741
                                                          ------------      ------------
 Other assets:
     Investments (at cost), net of allowance for
              decline in value of $1,308,000 at
              March 31, 2005 and
              December 31, 2004, respectively                       --                --
     Deposits                                                   12,000            12,000
                                                          ------------      ------------
                                                                12,000            12,000
                                                          ------------      ------------
         Total assets                                     $    394,133      $    445,965
                                                          ============      ============
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable trade                                     38,117            44,239
     Accrued compensation                                      433,975           399,725
     Other accruals                                            197,339           190,998
     Notes payable and accrued interest - shareholder        2,220,277         2,088,145
     Loans payable - shareholder                                11,927            24,427
                                                          ------------      ------------
         Total current liabilities                           2,901,635         2,747,534
                                                          ------------      ------------
 Stockholders' deficit:
       Preferred stock - $.001 par value,
             5,000,000 shares authorized,
             -0- shares issued and
             outstanding at March 31, 2005 and
             December 31, 2004, respectively                        --                --
       Common stock - $.001 par value,
             100,000,000 shares authorized,
             61,154,126 and 53,119,126
             shares issued and outstanding at
             March 31, 2005 and
             December 31, 2004, respectively                    61,154            53,119
       Additional paid-in capital                            5,115,434         4,935,219
       Accumulated deficit                                  (7,496,590)       (7,042,407)
                                                          ------------      ------------
                                                            (2,320,002)       (2,054,069)
       Stock subscription receivable                                --           (60,000)
       Treasury stock - at cost                               (187,500)         (187,500)
                                                          ------------      ------------
         Total stockholders' deficit                        (2,507,502)       (2,301,569)
                                                          ------------      ------------
         Total liabilities and stockholders' deficit      $    394,133      $    445,965
                                                          ============      ============

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS       THREE MONTHS
                                                         ENDED              ENDED
                                                    MARCH 31, 2005     MARCH 31, 2004
                                                    --------------     --------------
Sales                                                $     21,089      $      2,553

Cost of sales                                              20,283             3,310
                                                     ------------      ------------

         Gross profit                                         806              (757)
                                                     ------------      ------------
Operating expenses:
     Selling, general and administrative                  363,872           264,200
     Depreciation                                          43,404            59,709
     Loss due to decline in value of investments               --           165,000
     Research and development expense                       5,580                --
     Interest and financing expense                        42,132            19,923
                                                     ------------      ------------

                                                          454,988           508,832
                                                     ------------      ------------

Net loss                                             $   (454,182)     $   (509,589)
                                                     ============      ============

Basic and fully diluted loss per share               $      (0.01)     $      (0.02)
                                                     ============      ============

Weighted-average number of shares
     used in computing per share amounts               56,086,904        22,748,747
                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNBARIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS     THREE MONTHS
                                                                                            ENDED            ENDED
                                                                                       MARCH 31, 2005   MARCH 31, 2004
                                                                                       --------------   --------------
 Cash flows from operating activities:
     Net loss                                                                            $  (454,182)     $  (509,589)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation                                                                     43,404           59,709
             Interest on shareholder loans and notes payable                                  42,132           20,069
             Selling, general and administrative expenses                                         --           66,101
             Loss due to decline in value of investments                                          --          165,000
             Stock issued for services and under employment agreement                         47,250               --
            Change in assets and liabilities
                            (Increase)  in accounts receivable                               (17,784)          (1,725)
                            (Increase) decrease in inventories                                20,194           (6,500)
                            (Increase) in prepayments and other assets                       (54,567)              --
                            (Decrease) in cash overdraft                                          --           (2,693)
                            (Decrease) in accounts payable                                    (6,122)          (2,263)
                            Increase in accrued compensation                                  34,250           40,250
                            Increase in other accruals                                         6,341            9,088
                                                                                         -----------      -----------

                                        Net cash used in operating activities               (339,084)        (162,553)
                                                                                         -----------      -----------
 Cash flows from investing activities:
     Purchases of stock in closely held corporation                                               --         (165,000)
     Purchases of property, plant and equipment                                                 (699)          (7,604)
                                                                                         -----------      -----------

                                         Net cash used in investing activities                  (699)        (172,604)
                                                                                         -----------      -----------
 Cash flows from financing activities:
     Proceeds from shareholder notes                                                         266,000           85,000
     Repayment of shareholder loans                                                          (12,500)              --
     Repayment of shareholder notes                                                         (100,000)              --
     Payment of notes payable                                                                     --          (37,900)
     Proceeds from issuance of stock                                                          65,000               --
     Collection of stock subscription                                                         60,000        1,100,000
                                                                                         -----------      -----------

                                           Net cash provided by financing activities         278,500        1,147,100
                                                                                         -----------      -----------

 Net increase ( decrease)  in cash and cash equivalents                                      (61,283)         811,943

 Cash and cash equivalents at beginning of period                                             79,765               20
                                                                                         -----------      -----------

 Cash and cash equivalents at end of period                                              $    18,482      $   811,963
                                                                                         ===========      ===========

 Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                         $        --      $     3,600
                                                                                         -----------      -----------
 Non-cash movements affecting investing and financing transactions:
        Accounts payable converted to note payable shareholder                           $        --      $   160,000
                                                                                         -----------      -----------
        Note payable to shareholder converted into restricted
             common stock                                                                $    76,000      $   116,000
                                                                                         -----------      -----------
        Stock issued for services and compensation                                       $    47,250      $        --
                                                                                         -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                         VIDEO WITHOUT BOUNDARIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three-month periods ended March 31, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant's Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited financial statements and notes for the year ended December 31, 2004, included in the registrant's Form 10-KSB for the year ended.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $7.5 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders' of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period April 1, 2005 through November 30, 2005 the Company has received approximately $1,300,000 as advances from a major shareholder and sale of equity securities. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,220,277 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the three months ended March 31, 2005 the Company incurred interest on these notes totaling $42,132. Furthermore, pursuant to an existing conversion agreement this obligation can be converted to restricted common stock at a price of $0.01 per share. On October 10, 2005, an amended agreement was executed which changed the conversion feature as well as placed a restriction on the amount of debt which can be converted during any quarter (see note 8).

NOTE 4 - LOANS PAYABLE

The Company is obligated to a shareholder for $11,927 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 5 - COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2005 a stockholder converted $76,000 in notes payable into 7,600,000 shares of restricted common stock at $0.01 per share.

During the three months ended March 31, 2005 the Company issued 50,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at $0.35 per share, for a total of $17,250.

During the three months ended March 31, 2005 the Company issued 85,000 shares of restricted common stock to a third party for services rendered at $0.35 per share, for a total of $30,000.

During the three months ended March 31, 2005 the Company sold 300,000 shares of restricted common stock to an investor at $0.22 per share, for a total of $65,000, and on January 14, 2005 received $60,000 for stock sold during the three months ended December 31, 2004.

NOTE 6 - RELATED PARTIES

During the three months ended March 31, 2005, the Company expensed an amount of $50,000 for the salary of the President. As of March 31, 2005 a total of $433,975 for the period January 1, 2002 through March 31, 2005 was unpaid and has been accrued.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller a resolution to this matter. Management anticipates that a settlement will be forthcoming and that their loss will consist of their forfeited deposit, however, if a settlement is not reached, management believes this could have a material adverse effect on the Company's financial statements.

Effective February 23, 2005, the Company entered into a software development and licensing agreement with a technology provider which requires the Company to pay a total fee of $99,500 over a fixed period of time (approximately one year) in exchange for stated software enhancement features to the Company's existing product platform.


NOTE 8 - SUBSEQUENT EVENTS

On October 10, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective October 10, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. ("the Company") for the three months ended March 31, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2004. Historical results may not be indicative of future performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-QSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

OVERVIEW

The Company provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is becoming a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity directly to its CE products.

With more than 120 million broadband households worldwide, the Company is attempting to capitalize on the growth of this market through sale of products, professional services and potential new partnerships and business ventures.

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

The Company's MediaREADYTM products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADYTM units have the ability to connect PC's wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC's to its onboard hard drive. The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADYTM units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC. The recently announced MediaREADYTM 5000 also adds the ability to record live TV and burn DVDs. Similar in size to a standard DVD player, the MediaREADYTM products retail from $449 to $899.

BROADBAND MEDIA MARKETPLACE

Just when broadband growth in the United States appeared to be waning, Leichtman Research Group, Inc. (LRG) found that the twenty largest cable and DSL providers in the United States - representing about 95% of the market - achieved record net additions in the third quarter of 2004. Combined net additions for the quarter totaled over 2.3 million subscribers - a total that slightly exceeded the previous record set in the first quarter of 2004.

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

     o Simple to use devices that conform to existing consumer behavior and media needs

     o Conceptual bridge between the "home PC" and the living room environment

     o Robust Digital Rights Management (DRM) solution to support secure IP media delivery

PRINCIPAL PRODUCTS

MediaREADYTM Digital Media Centers

MediaREADYTM 4000:

The MediaREADYTM 4000, retail price $449, connects to the home user's TV, stereo, home network and internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer's living rooms. The MediaREADYTM 4000 is a product that was designed to give the answer. The MediaREADYTM 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer's entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to constantly update the features and content to ensure their ability to enjoy this product well into the future.

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

     o Simple to use Karaoke feature to sing along with one's entire music collection or access new content on demand

     o Wireless Keyboard and Remote Controls both with trackball mouse built in for easy navigation

     o Unmatched level of connectivity for USB, 1394, Component or composite video peripherals

     o Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

MediaREADYTM 5000

The MediaREADYTM 5000, suggested retail price $699, allows users to customize viewing by recording shows on a built-in computer hard drive or DVD recorder. Made popular by TiVo, the concept of time shifting television is gaining mass acceptance. The functionality of this unit is, however, unmatched in the industry. Users can access digital media files on the unit's internal drive, any PC or on the same in-home network, connected peripheral devices. In addition, the unit brings on-demand content, e-mail, internet browser, games, and MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.

Portable Media Centers

MediaREADYTM Flyboy

In December 2004, the Company announced the development of the MediaREADYTM Flyboy, an ultra-slim portable MPEG4 media player and recorder. This portable device allows the user to record up to 40 hours of video, store over 100,000 digital pictures, or hold over 6,000 songs on its 20 GB hard drive while enjoying it all on the move. The Flyboy has a pleasant to watch 3.5 inch LCD screen with built-in speakers. The internal USB 2.0 hard drive allows Flyboy to receive files from another MediaREADYTM unit or a PC. The Company is focused on delivering portable media technology in combination with the MediaREADYTM line allowing consumers to take their media on the go.

MediaREADYTM Flyboy Features:

     o MPEG4 Video Player/Recorder - record up to 40 hours of video on Flyboy and watch it on 3.5 inch LCD screen or connect it to a TV for convenient playback. Supports Real One player.

     o MP3 Player - hold up to 370 hours (6,000 songs) of MP3 music. You can transfer your entire MP3 collection in no time at all via USB 2.0 connection.

     o Digital Picture Storage - store over 100,000 digital pictures (1600x1200 pixels). View pictures on the LCD screen. Includes 3x zoom functionality.

     o Digital Voice Recorder - records meeting notes, to do list or a jam session with the Flyboy's built-in microphone.

     o Data Storage Centre - when connected to other MediaREADYTM devices or a PC, the Flyboy is an external hard drive for transporting and storing data files.

     o Built-In Speaker and Earphone output - whether you want to entertain your neighbours or keep it private, the Flyboy lets you plug in your earphones or crank it up over your built-in speakers.

The MediaREADYTM Flyboy has been shipping commercially since June 2005.

Future Products

OEM Licensing

To architect and build this new breed of device requires a skill-set in both hardware and software that most Consumer Electronics (CE) and Personal Computer
(PC) makers do not possess. The management of aftermarket media/application deployment is going to require a technological and networking understanding beyond most of today's manufacturers. Some of the largest CE companies in the world are building teams to try to better understand and manage this opportunity (per recent Panasonic and Sony press releases). Others will simply buy the capability in from outside organizations or by acquisition. In both the CE and PC media centre markets, hardware designs, software and networking solutions like this are traditionally licensed or acquired by the manufacturer.

In July 2004, we announced our plans to license the MediaREADYTM 4000, MediaREADYTM 5000, and the MediaREADYTM Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. All of our MediaREADYTM products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADYTM Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications. As our products are groundbreaking and today unrivalled at the retail level, we are already getting interest from other consumer electronics companies in licensing our solutions. Licensing fees are one-time in nature and book only when a new device is deployed.

Again in line with our "provide the industry model", OEM licensing of our MediaREADYTM products will expand our content consumer base as well as increase the economies of scale for producing our MediaREADYTM product line. Several discussions with major branded OEMs have already taken place and we are in the early stages of forming these relationships.

MediaREADYTM Delivery Network (MRDN)

While the sale of our hardware will constitute the bulk of our near-term revenue, we expect direct sales and sales commissions from third-party licensees to grow as more licensed devices are deployed. Direct sales and commissions from aftermarket consumer purchases over our MRDN generated over the life of the device. We expect that as the installed base grows, non-license fee revenues will rapidly eclipse our base licensing revenue. Most general system and OS patches are expected to be free to the end-user, but we will offer enhanced bundled upgrades at least once a quarter at prices ranging from 5 - 50 per unit (games packs, advanced photo managers, ITV applications, etc.)

Demand for the Company's products has been such that a number of content providers have agreed to provide content to the Company for distribution to deployed products. The provision of this content to the Company's customers is highly profitable and further enhances the products offered. The Company is planning to launch a pilot of our Media on Demand service mid 2006 on deployed MediaREADYTM 4000 and MediaREADYTM 5000 units. The pilot's goals are as follows:

     o    To deliver DVD quality movies direct to MediaREADYTM devices

     o To provide subscription based Media on Demand - music & video delivery services

     o Determine technology and financial requirements for large-scale deployment of VWB MediaREADYTM Delivery Network (MRDN) for broader product support in late 2006

The Company has partnered with a variety of companies involved with distribution of media over the IP channel. These consist of three categories:

     o    Online media distributors

     o    Niche and independent content owners

     o    Major studio and label content owners.

Online Media Distributors:

Rhapsody, Napster, iTunes, Movielink and CinemaNow are all examples of online businesses that utilize the Internet to distribute content on behalf of the content owner. The MediaREADYTM products are compatible with all of these services, and in the short-term, selected services will be made available on all units. The company is currently negotiating "bounty" fees for each service, so that for every new MediaREADYTM subscriber, both VWB and the licensee receive either a one time or residual royalty on all media sales of each service. These services will increase consumer satisfaction levels of compatibility with main-stream digital media service. Other examples of announced content partners within this market are: Blastro.com (music videos); King Biscuit (music and video); Live365 (internet radio); and Ingrooves (specialty music distributor).


Niche and Independent Content Owners:
The introduction of high speed data access to the masses has fuelled a surge in development of a new breed of online content. Individually produced movies, TV shows, news, music, etc. are proliferating throughout the internet. VLogs, streaming TV stations, and the introduction of video search engines by Google and Yahoo further feed the phenomenon. People are now watching the Internet and calling for a means to have this content play out on their televisions where it belongs. The company has made significant progress in getting early commitments from independent and select major studio/label contacts to utilize their content. As the MediaREADYTM products are launched through retailers, the company will pursue other independent content providers.

Major Studio and Label Content Owners:

The company has met with representatives from all major studios and labels regarding this opportunity. In addition, we have been negotiating with a major distributor who has IP distribution rights from six of the major movie studios as well as major record labels and clearing houses for online distribution of music services.

STRATEGY

Product Marketing and Sales Approach

Me MediaREADYTM products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaREADYTM features (DVD, PVR, Internet Access) and broadly accept the $299 - $499 price point, the key sales/marketing proposition is that the product:

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

The Company's product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended March 31, 2005, no customer accounted for more than 10% of the Company's revenues. Furthermore, based upon recent informal discussions with various prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term. However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company's business, financial condition, and results of operations.

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

Networking/Wireless Approach: Media Receiver

     o    Requires PC and extensive PC proficiency from the user

     o    Expensive (averaging $849)

Consumer Electronics Manufacturers:  Media Server

     o    Expensive (averaging $7442)

Many of the Company's competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources. Several of these competitors may provide or intend to provide a broader range of products and services than the Company. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse effect on the Company.

While as of March 31, 2005, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

REVENUES

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the quarter ended March 31, 2005 were $21,089 compared to $2,553 for the quarter ended March 31, 2004. The increase was a result of initial orders of our MediaREADYTM products.

GROSS PROFIT

Gross Profit for the quarter ended March 31, 2005 was $806 compared to ($757) for the quarter ended March 31, 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the quarter ended March 31, 2005 were $363,872 compared to $264,200 for the quarter ended March 31, 2004. The increase was a result of the re-focusing of the Company as we develop and manufacture our MediaREADYTM products.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash and net working capital of $18,482 and ($2,653,537), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company's cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

The Company's principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company's disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended March 31, 2005 except as follows; the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                                        Video Without Boundaries, Inc.

Date:  December 16, 2005                By: /s/ V. JEFFREY HARRELL
                                        --------------------------
                                        V. Jeffrey Harrell, President & CEO