Form 10QSB
period 2005-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2005-12-28
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No: 0-31497

———————

VIDEO WITHOUT BOUNDARIES INC.

(Name of small business in its charter)

———————

FLORIDA	65-1001686
(State or other jurisdiction of Incorporation)	(IRS Employer Identification No.)

———————

888 East Las Olas Blvd, Suite 710

Fort Lauderdale, FL 33301

(Address of Principal Executive Offices)

(954) 527-7780

(Issuer’s telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s common stock, as of November 31, 2005: 83,566,626 shares of common stock.

Video Without Boundaries, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

BALANCE SHEETS at June 30, 2005 and December 31, 2004

1

STATEMENTS OF OPERATIONS for three months ended June 30, 2005 and 2004

2

STATEMENTS OF OPERATIONS for six months ended June 30, 2005 and 2004

3

STATEMENTS OF CASH FLOWS for six months ended June 30, 2005 and 2004

4

NOTES TO FINANCIAL STATEMENTS for June 30, 2005

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

7

ITEM 3.

CONTROLS AND PROCEDURES

16

PART II. – OTHER INFORMATION

17

ITEM 1.

LEGAL PROCEEDINGS

17

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5.

OTHER INFORMATION

17

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS at June 30, 2005 and December 31, 2004

	June 30, 2004	December 31, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$35,017	$79,765
Accounts receivable	24,023	9,605
Inventory	177,436	61,747
Prepayments and other current assets	262,616	106,107

Total current assets	499,092	257,224

Property and equipment, net	108,469	176,741

Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at June 30, 2005 and December 31, 2004, respectively	—	—
Deposits	12,000	12,000

	12,000	12,000

Total assets	$619,561	$445,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable trade	60,906	44,239
Accrued compensation	463,475	399,725
Other accruals	158,175	190,998
Notes payable and accrued interest – shareholder	2,715,157	2,088,145
Loans payable – shareholder	10,427	24,427

Total current liabilities	3,408,140	2,747,534

Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 70,504,126 and 53,119,126 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	70,504	53,119
Additional paid-in capital	5,275,932	4,935,219
Accumulated deficit	(7,947,515)	(7,042,407)
	(2,601,079)	(2,054,069)
Stock subscription receivable	—	(60,000)
Treasury stock - at cost	(187,500)	(187,500)

Total stockholders’ deficit	(2,788,579)	(2,301,569)

Total liabilities and stockholders’ deficit	$619,561	$445,965

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS for three months ended June 30, 2005 and 2004

(UNAUDITED)

	Three Months Ended June 30,
	2005	2004

Sales	$9,243	$—

Cost of sales	8,582	—

Gross profit	661	—

Operating expenses:
Selling, general and administrative	357,093	573,922
Depreciation	44,614	65,578
Loss due to decline in value of investments	—	300,000
Research and development expense	—	—
Interest and financing expense	49,879	20,686

	451,586	960,186

Net loss	$(450,925)	$(960,186)

Basic and fully diluted loss per share	$(0.01)	$(0.03)

Weighted-average number of shares used in computing per share amounts	65,604,126	33,248,747

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS for six months ended June 30, 2005 and 2004

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Sales	$30,332	$2,553

Cost of sales	28,865	3,310

Gross profit	1,467	(757)

Operating expenses:
Selling, general and administrative	720,965	837,976
Depreciation	88,018	125,287
Loss due to decline in value of investments	—	465,000
Research and development expense	5,580	—
Interest and financing expense	92,011	40,755

	906,574	1,469,018

Net loss	$(905,107)	$(1,469,775)

Basic and fully diluted loss per share	$(0.02)	$(0.05)

Weighted-average number of shares used in computing per share amounts	59,100,052	27,998,747

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNBARIES, INC.

STATEMENTS OF CASH FLOWS for six months ended June 30, 2005 and 2004

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(905,107)	$(1,469,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,018	125,287
Interest on shareholder loans and notes payable	92,011	40,755
Selling, general and administrative expenses	—	50,594
Loss due to decline in value of investments	—	465,000
Stock issued for services and under employment agreement	59,250	263,400
Change in assets and liabilities
(Increase) in accounts receivable	(14,418)	(1,725)
(Increase) in inventories	(115,689)	(10,568)
(Increase) in prepayments and other assets	(156,509)	(2,436)
(Increase) in deposits	—	(12,000)
(Decrease) in cash overdraft	—	(2,693)
Increase (decrease) in accounts payable	16,667	(9,967)
Increase in accrued compensation	63,750	80,500
Increase (decrease) in other accruals	(32,823)	11,934

Net cash used in operating activities	(904,850)	(471,694)

Cash flows from investing activities:
Purchases of stock in closely held corporation	—	(465,000)
Purchases of property, plant and equipment	(19,746)	(47,723)

Net cash used in investing activities	(19,746)	(512,723)

Cash flows from financing activities:
Proceeds from shareholder notes	801,000	85,000
Repayment of shareholder loans	(14,000)	—
Repayment of shareholder notes	(100,000)	—
Proceeds from issuance of stock	132,848	1,100,000
Collection of stock subscription	60,000	(37,900)

Net cash provided by financing activities	879,848	1,147,100

Net increase (decrease) in cash and cash equivalents	(44,748)	162,683

Cash and cash equivalents at beginning of period	79,765	20

Cash and cash equivalents at end of period	$35,017	$162,703

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$3,600

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees	$—	$50,594
Note payable to shareholder converted into restricted common stock	$166,000	$206,000
Stock issued for services and compensation	$59,250	$263,400
Accounts payable converted to note payable shareholder	$—	$160,000
Web portal sold in exchange for treasury stock retired	$—	$187,500

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS for June 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the six-month periods ended June 30, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  The financial information as of December 31, 2004 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2004.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.  While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2004, included in the registrant’s Form 10-KSB for the year ended.

Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis.  The Company has generated minimal revenue since its inception and has incurred net losses of approximately $7.9 million.  The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.  While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company.  Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt.  Between the period July 1, 2005 through November 30, 2005 the Company has received approximately $765,000 as advances from a major shareholder and sale of equity securities.  The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,715,157 advanced to fund operations.  The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand.  During the six months ended June 30, 2005 the Company incurred interest on these notes totaling $92,011.  Furthermore, pursuant to an existing conversion agreement this obligation can be converted to restricted common stock at a price of $0.01 per share.  On October 10, 2005, an amended agreement was executed which changed the conversion feature as well as placed a restriction on the amount of debt which can be converted during any quarter (see note 8).

NOTE 4 - LOANS PAYABLE

The Company is obligated to a shareholder for $10,427 advanced to fund operations.  The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 5 - COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2005 a stockholder converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share.

During the six months ended June 30, 2005 the Company issued 100,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging from $0.24 to $0.35 per share, for a total of $29,250.

During the six months ended June 30, 2005 the Company issued 85,000 shares of restricted common stock to a third party for services rendered at $0.35 per share, for a total of $30,000.

During the six months ended June 30, 2005 the Company sold 600,000 shares of restricted common stock to an investor at prices ranging from $0.22 to $0.23 per share, for a total of $132,848, and on January 14, 2005 received $60,000 for stock sold during the three months ended December 31, 2004.

NOTE 6 - RELATED PARTIES

During the six months ended June 30, 2005, the Company expensed an amount of $100,000 for the salary of the President.  As of June 30, 2005 a total of $463,475 for the period from January 1, 2002 through June 30, 2005 was unpaid and has been accrued.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products.  The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity.  Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement.  The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision.  Management has written off the deposit of $350,000 and is actively negotiating with the seller a resolution to this matter.  .  Management anticipates, but can not assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit.

Effective February 23, 2005, the Company entered into a software development and licensing agreement with a technology provider which requires the Company to pay a total fee of $99,500 over a fixed period of time (approximately one year) in exchange for stated software enhancement features to the Company’s existing product platform.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. (“the Company”) for the six months ended June 30, 2005 and significant factors that could affect our prospective financial condition and results of operations.  You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2004.  Historical results may not be indicative of future performance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-QSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur.  All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section.  We undertake no obligation to update any such forward-looking statements.

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

The Company has repositioned itself within the entertainment and home broadband marketplace. The Company’s goals are: 1) to become a developer/licenser, producer and distributor of interactive consumer electronics equipment; 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace; and 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

Quarter-to-quarter fluctuations in margins:

The Company’s operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company’s control.  Historically, the Company’s quarterly margins have been impacted by:

•

the number of client purchase orders completed

•

seasonality

•

the number of days during the quarter

•

marketing and business development expenses

•

pricing changes

•

economic conditions generally or in the information technology products and services markets

The Company expects these trends to continue.

The Company’s MediaREADY™ products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADY™ units have the ability to connect PC’s wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC’s to its onboard hard drive.  The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADY™ units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC.  The recently announced MediaREADY™ 5000 also adds the ability to record live TV and burn DVDs.  Similar in size to a standard DVD player, the MediaREADY™ products retail from $449 to $899.

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

•

The top cable providers added 1.28 million subscribers, representing 55% of the net broadband additions for the quarter versus DSL - rebounding from last quarter when DSL, for the first quarter ever, had a greater share of net additions than cable

•

Comcast alone added a record 549,000 net additional subscribers in the quarter - representing 44% of total additions for the top cable operators, and nearly a quarter of all broadband adds in the quarter

•

The top cable broadband providers retain a 6.6 million subscriber advantage over DSL and have a 61% share of the total market versus DSL

•

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

———————

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

•

Universal Playback and storage of all digital media rented and purchased by the consumer

•

Consumers to have “on-demand” or immediate access to all digital media purchased & available for rental.

•

All forms of digital media to be played on all traditional audio/video equipment within the home, but also on relatively new, increasingly portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways. Supporting and exploiting this new consumer behavior requires:

•

Simple to use devices that conform to existing consumer behavior and media needs

•

Conceptual bridge between the “home PC” and the living room environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

PRINCIPAL PRODUCTS

MediaREADY™ Digital Media Centers

MediaREADY™ 4000

The MediaREADY™ 4000, retail price $449, connects to the home user’s TV, stereo, home network and internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer’s living rooms. The MediaREADY™ 4000 is a product that was designed to give the answer. The MediaREADY™ 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer’s entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to constantly update the features and content to ensure their ability to enjoy this product well into the future.

MediaREADY™ 4000 Highlights

•

Media Jukebox - burn and manage music, movies and pictures on the MediaREADY™ hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices)

•

Rip CDs onto the MediaREADY™ 4000 - Provides easy access to a consumer’s music collection from the TV screen, creates play lists of favorite songs

•

Present Your Pictures on The TV - Transfer pictures from digital camera to be displayed on the TV, transfer pictures from a consumer’s PC to be displayed on the TV, create slideshows to auto-play while music plays at the same time

•

Play Music and Video from PC on the TV - Access all the pictures, music and video stored on the PC from the TV

•

Download and stream full-Screen DVD quality video and music over the Internet on one’s TV

•

High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV

•

Enhanced DVD/CD Player with 5.1 Digital Surround

•

Create and manage multiple email accounts

•

TV-friendly games of all genres and skill levels

•

Simple to use Karaoke feature to sing along with one’s entire music collection or access new content on demand

•

Wireless Keyboard and Remote Controls both with trackball mouse built in for easy navigation

•

Unmatched level of connectivity for USB, 1394, Component or composite video peripherals

•

Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

MediaREADY™ 5000

The MediaREADY™ 5000, suggested retail price $699, allows users to customize viewing by recording shows on a built-in computer hard drive or DVD recorder. Made popular by TiVo, the concept of time shifting television is gaining mass acceptance. The functionality of this unit is, however, unmatched in the industry. Users can access digital media files on the unit’s internal drive, any PC or on the same in-home network, connected peripheral devices. In addition, the unit brings on-demand content, e-mail, internet browser, games, and MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.

Portable Media Centers

MediaREADY™ Flyboy

In December 2004, the Company announced the development of the MediaREADY™ Flyboy, an ultra-slim portable MPEG4 media player and recorder. This portable device allows the user to record up to 40 hours of video, store over 100,000 digital pictures, or hold over 6,000 songs on its 20 GB hard drive while enjoying it all on the move. The Flyboy has a pleasant to watch 3.5 inch LCD screen with built-in speakers. The internal USB 2.0 hard drive allows Flyboy to receive files from another MediaREADY™ unit or a PC. The Company is focused on delivering portable media technology in combination with the MediaREADY™ line allowing consumers to take their media on the go.

MediaREADY™ Flyboy Features:

•

MPEG4 Video Player/Recorder - record up to 40 hours of video on Flyboy and watch it on 3.5 inch LCD screen or connect it to a TV for convenient playback. Supports Real One player.

•

MP3 Player - hold up to 370 hours (6,000 songs) of MP3 music. You can transfer your entire MP3 collection in no time at all via USB 2.0 connection.

•

Digital Picture Storage - store over 100,000 digital pictures (1600x1200 pixels). View pictures on the LCD screen. Includes 3x zoom functionality.

•

Digital Voice Recorder - records meeting notes, to do list or a jam session with the Flyboy’s built-in microphone.

•

Data Storage Centre - when connected to other MediaREADY™ devices or a PC, the Flyboy is an external hard drive for transporting and storing data files.

•

Built-In Speaker and Earphone output - whether you want to entertain your neighbours or keep it private, the Flyboy lets you plug in your earphones or crank it up over your built-in speakers.

The MediaREADY™ Flyboy has been shipping commercially since June 2005.

Future Products

OEM Licensing

To architect and build this new breed of device requires a skill-set in both hardware and software that most Consumer Electronics (CE) and Personal Computer (PC) makers do not possess. The management of aftermarket media/application deployment is going to require a technological and networking understanding beyond most of today’s manufacturers. Some of the largest CE companies in the world are building teams to try to better understand and manage this opportunity (per recent Panasonic and Sony press releases). Others will simply buy the capability in from outside organizations or by acquisition. In both the CE and PC media centre markets, hardware designs, software and networking solutions like this are traditionally licensed or acquired by the manufacturer.

In July 2004, we announced our plans to license the MediaREADY™ 4000, MediaREADY™ 5000, and the MediaREADY™ Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. All of our MediaREADY™ products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY™ Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications. As our products are groundbreaking and today unrivalled at the retail level, we are already getting interest from other consumer electronics companies in licensing our solutions. Licensing fees are one-time in nature and book only when a new device is deployed.

Again in line with our “provide the industry model”, OEM licensing of our MediaREADY™ products will expand our content consumer base as well as increase the economies of scale for producing our MediaREADY™ product line. Several discussions with major branded OEMs have already taken place and we are in the early stages of forming these relationships.

MediaREADY™ Delivery Network (MRDN)

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

Demand for the Company’s products has been such that a number of content providers have agreed to provide content to the Company for distribution to deployed products. The provision of this content to the Company’s customers is highly profitable and further enhances the products offered. The Company is planning to launch a pilot of our Media on Demand service mid 2006 on deployed MediaREADY™ 4000 and MediaREADY™ 5000 units. The pilot’s goals are as follows:

•

To deliver DVD quality movies direct to MediaREADY™ devices

•

To provide subscription based Media on Demand - music & video delivery services

•

Determine technology and financial requirements for large-scale deployment of VWB MediaREADY™ Delivery Network (MRDN) for broader product support in late 2006

The Company has partnered with a variety of companies involved with distribution of media over the IP channel. These consist of three categories:

•

Online media distributors

•

Niche and independent content owners

•

Major studio and label content owners.

Online Media Distributors: Rhapsody, Napster, iTunes, Movielink and CinemaNow are all examples of online businesses that utilize the Internet to distribute content on behalf of the content owner. The MediaREADY™ products are compatible with all of these services, and in the short-term, selected services will be made available on all units. The company is currently negotiating “bounty” fees for each service, so that for every new MediaREADY™ subscriber, both VWB and the licensee receive either a one time or residual royalty on all media sales of each service. These services will increase consumer satisfaction levels of compatibility with main-stream digital media service. Other examples of announced content partners within this market are: Blastro.com (music videos); King Biscuit (music and video); Live365 (internet radio); and Ingrooves (specialty music distributor).

Niche and Independent Content Owners: The introduction of high speed data access to the masses has fuelled a surge in development of a new breed of online content. Individually produced movies, TV shows, news, music, etc. are proliferating throughout the internet. VLogs, streaming TV stations, and the introduction of video search engines by Google and Yahoo further feed the phenomenon. People are now watching the Internet and calling for a means to have this content play out on their televisions where it belongs. The company has made significant progress in getting early commitments from independent and select major studio/label contacts to utilize their content. As the MediaREADY™ products are launched through retailers, the company will pursue other independent content providers.

Major Studio and Label Content Owners: The company has met with representatives from all major studios and labels regarding this opportunity. In addition, we have been negotiating with a major distributor who has IP distribution rights from six of the major movie studios as well as major record labels and clearing houses for online distribution of music services.

STRATEGY

Product Marketing and Sales Approach

MediaREADY™ products provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaREADY™ features (DVD, PVR, Internet Access) and broadly accept the $299 - $499 price point, the key sales/marketing proposition is that the product:

•

Consolidates several popular devices (and features) into one universal unit

•

Is easily and inexpensively upgradeable via software downloads

•

Stands out as the “best buy for the dollar” (also provides the best profit ($$) for the retailer/salesperson)

The Company expects to become cash/flow positive primarily through retail distribution (VAR and End User) and OEM licensing sales. In addition, the Company will also receive incremental revenue streams based upon:

•

Purchases of value-added applications through the MediaREADY™ platform

•

Professional services revenue based upon customized value-added applications

CUSTOMERS

The Company continues to focus on long-term relationships with clients that will range from retail consumers to small, medium, and large business customers.  Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis.  If our clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services, our business, financial condition and results of operations could be materially and adversely affected.  In addition, because a proportion of the Company’s expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended June 30, 2005, no customer accounted for more than 10% of the Company’s revenues. Furthermore, based upon recent informal discussions with various prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term.  However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

COMPETITION

Broadband Media Device Competition

Industry: Product Line Example

PC Manufacturers: Multimedia PC “Media Station”

•

Form factor (design), connectivity and usability are not living room & stereo/TV friendly

•

Designed for early adopter market

•

Expensive (averaging $2,000)

Networking/Wireless Approach: Media Receiver

•

Requires PC and extensive PC proficiency from the user

•

Expensive (averaging $849)

Consumer Electronics Manufacturers: Media Server

•

Expensive (averaging $7442)

Many of the Company’s competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources.  Several of these competitors may provide or intend to provide a broader range of products and services than the Company.  Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can.  In addition, competition may intensify in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets by major companies which could have an adverse effect on the Company.

While as of June 30, 2005, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors.  There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances.  Net revenues for the six months ended June 30, 2005 were $30,332 compared to $2,553 for the six months ended June 30, 2004. The increase was a result of initial orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the six months ended June 30, 2005 was $1,467 compared to ($757) for the six months ended June 30, 2004.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees.  General and administrative expenses for the six months ended June 30, 2005 were $720,965 compared to $837,976 for the six months ended June 30, 2004.  The decrease was due to 2004 expenditures related to the re-focusing of the Company as we developed our MediaREADY™ products.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had cash and net working capital of $35,017 and ($2,909,048), respectively.  The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year.  If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted.  There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

Financial Instruments

The Company’s financial instruments are cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and notes payable. The recorded values of cash, accounts receivable, loans receivable, accounts payable, and accrued expenses approximates their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Convertible Debentures

Convertible debentures with beneficial conversion features, are accounted for in accordance with guidance supplied by Emerging Issues Task Force (“EITF”) No 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments.”

In addition, since the debt is convertible into equity at the option of the note holder at the date of issuance at beneficial conversion rates, an embedded Beneficial Conversion Feature (“BCF”) has been recorded as discount against the debentures in the accompanying balance sheet and as an increase to additional paid-in capital at the time of issuance.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended June 30, 2005 except as follows; the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. – OTHER INFORMATION

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

Date:   December 28, 2005

Video Without Boundaries, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

18