Form 10QSB
period 2005-09-30
VIDEO WITHOUT BOUNDARIES INC
filed 2005-12-30
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Video Without Boundaries, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

BALANCE SHEETS at September 30, 2005 and December 31, 2004

1

STATEMENTS OF OPERATIONS for three months ended September 30, 2005 and 2004

2

STATEMENTS OF OPERATIONS for nine months ended September 30, 2005 and 2004

3

STATEMENTS OF CASH FLOWS for nine months ended September 30, 2005 and 2004

4

NOTES TO FINANCIAL STATEMENTS for September 30, 2005

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

7

ITEM 3.

CONTROLS AND PROCEDURES

16

PART II. – OTHER INFORMATION

17

ITEM 1.

LEGAL PROCEEDINGS

17

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5.

OTHER INFORMATION

17

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS at September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,009	$79,765
Accounts receivable	49,195	9,605
Inventory	442,601	61,747
Prepayments and other current assets	116,081	106,107

Total current assets	608,886	257,224

Property and equipment, net	65,737	176,741

Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at September 30, 2005 and December 31, 2004, respectively	—	—
Deposits	12,000	12,000

	12,000	12,000

Total assets	$686,623	$445,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable trade	16,313	44,239
Accrued compensation	54,955	399,725
Other accruals	498,975	190,998
Notes payable and accrued interest – shareholder	2,877,533	2,088,145
Loans payable – shareholder	9,227	24,427

Total current liabilities	3,571,847	2,747,534

Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 76,904,126 and 53,119,126 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	76,904	53,119
Additional paid-in capital	5,781,532	4,935,219
Accumulated deficit	(8,556,160)	(7,042,407)
	(2,697,724)	(2,054,069)
Stock subscription receivable	—	(60,000)
Treasury stock - at cost	(187,500)	(187,500)

Total stockholders’ deficit	(2,885,224)	(2,301,569)

Total liabilities and stockholders’ deficit	$686,623	$445,965

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS for three months ended September 30, 2005 and 2004

(UNAUDITED)

	Three Months Ended September 30,
	2005	2004

Sales	$79,257	$—

Cost of sales	58,696	—

Gross profit	20,561	—

Operating expenses:
Selling, general and administrative	529,820	480,922
Depreciation	45,010	42,676
Loss due to decline in value of investments	—	650,000
Interest and financing expense	54,376	27,415

	629,206	1,201,013

Net loss	$(608,645)	$(1,201,013)

Basic and fully diluted loss per share	$(0.01)	$(0.03)

Weighted-average number of shares used in computing per share amounts	72,637,459	40,448,747

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS for nine months ended September 30, 2005 and 2004

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

Sales	$109,589	$2,553

Cost of sales	87,561	3,310

Gross profit	22,028	(757)

Operating expenses:
Selling, general and administrative	1,250,785	1,318,898
Depreciation	133,028	167,963
Loss due to decline in value of investments	—	1,115,000
Research and development expense	5,580	—
Interest and financing expense	146,387	68,170

	1,535,780	2,670,031

Net loss	$(1,513,752)	$(2,670,788)

Basic and fully diluted loss per share	$(0.02)	$(0.08)

Weighted-average number of shares used in computing per share amounts	61,852,922	32,148,747

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNBARIES, INC.

STATEMENTS OF CASH FLOWS for nine months ended September 30, 2005 and 2004

(UNAUDITED)

	Nine Months Ended September 30,
	2005		2004
Cash flows from operating activities:
Net loss		$(1,513,752)	$(2,670,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		133,028	167,963
Interest on shareholder loans and notes payable		146,387	68,170
Selling, general and administrative expenses		—	73,316
Loss due to decline in value of investments		—	1,115,000
Stock issued for services and under employment agreement		59,250	409,400
Change in assets and liabilities
(Increase) in accounts receivable		(39,590)	(1,725)
(Increase) in inventories		(380,854)	(70,891)
(Increase) in prepayments and other assets		(9,974)	(1,772)
(Increase) in deposits		—	(11,050)
Increase in cash overdraft		16,313	6,886
Increase in accounts payable		10,716	31,115
Increase in accrued compensation		99,250	120,750
Increase (decrease) in other accruals		(76,154)	6,620

Net cash used in operating activities		(1,555,380)	(757,006)

Cash flows from investing activities:
Purchases of stock in closely held corporation		—	(1,115,000)
Purchases of property, plant and equipment		(22,024)	(51,484)

Net cash used in investing activities		(22,024)	(1,166,484)

Cash flows from financing activities:
Proceeds from shareholder notes		1,421,000	864,000
Repayment of shareholder loans		(15,200)	—
Repayment of shareholder notes		(100,000)	—
Proceeds from issuance of stock		132,848	1,100,000
Payment of notes payable		—	(39,000)
Collection of stock subscription		60,000	—

Net cash provided by financing activities		1,498,648	1,926,100

Net increase (decrease) in cash and cash equivalents		(78,756)	2,610

Cash and cash equivalents at beginning of period		79,765	20

Cash and cash equivalents at end of period		$1,009	$2,630

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$—	$3,600

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees		$—	$73,316
Note payable to shareholder converted into restricted common stock		$678,000	$280,500
Stock issued for services and compensation		$59,250	$409,400
Accounts payable converted to loans payable shareholder	$		$8,928
Accounts payable converted to note payable shareholder		$—	$160,000
Web portal sold in exchange for treasury stock retired		$—	$187,500

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS for September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the nine-month periods ended September 30, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2004 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $8.5 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2005 through December 28, 2005 the Company has received approximately $382,000 as advances from a major shareholder and sale of equity securities. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,877,533 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the nine months ended September 30, 2005 the Company incurred interest on these notes totaling $146,387. Furthermore, pursuant to an existing conversion agreement this obligation can be converted to restricted common stock at a price of $0.01 per share. On October 10, 2005, an amended agreement was executed which changed the conversion feature as well as placed a restriction on the amount of debt which can be converted during any quarter (see note 8).

NOTE 4 - LOANS PAYABLE

The Company is obligated to a shareholder for $9,227 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 5 - COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2005 a stockholder converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share, prior to a new debt conversion agreement with the Company (see note 8).

During the nine months ended September 30, 2005 a stockholder converted $512,000 in notes payable to 6,400,000 shares of restricted common stock at $0.08 per share, in accordance with a new debt conversion agreement with the Company (see note 8).

During the nine months ended September 30, 2005 the Company issued 100,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging from $0.24 to $0.35 per share, for a total of $29,250.

During the nine months ended September 30, 2005 the Company issued 85,000 shares of restricted common stock to a third party for services rendered at $0.35 per share, for a total of $30,000.

During the nine months ended September 30, 2005 the Company sold 600,000 shares of restricted common stock to an investor at prices ranging from $0.22 to $0.23 per share, for a total of $132,848, and on January 14, 2005 received $60,000 for stock sold during the three months ended December 31, 2004.

NOTE 6 - RELATED PARTIES

During the nine months ended September 30, 2005, the Company expensed an amount of $150,000 for the salary of the President. As of September 30, 2005 a total of $498,975 for the period from January 1, 2002 through September 30, 2005 was unpaid and has been accrued.

NOTE 7 - CONTINGENCIES

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. (“the Company”) for the nine months ended September 30, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2004. Historical results may not be indicative of future performance.

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

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended September 30, 2005, no customer accounted for more than 10% of the Company’s revenues. Furthermore, based upon recent informal discussions with various prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term. However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

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

While as of September 30, 2005, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the six months ended September 30, 2005 were $109,589 compared to $2,553 for the nine months ended September 30, 2004. The increase was a result of initial orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the nine months ended September 30, 2005 was $22,028 compared to ($757) for the nine months ended September 30, 2004.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the nine months ended September 30, 2005 were $1,250,785 compared to $1,318,898 for the nine months ended September 30, 2004. The decrease was due to 2004 expenditures related to the re-focusing of the Company as we developed our MediaREADY™ products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had cash and net working capital of $1,009 and ($2,962,961), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended September 30, 2005 except as follows; the Company has retained the services of two consultants with substantial auditing, accounting and business experience. Their services are expected to enhance our controls and procedures as we begin to maintain and ship products. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date:  December 30, 2005

Video Without Boundaries, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

18