Form 10KSB/A
period 2004-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2006-01-06
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB /A

______________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission File No: 0-31497

______________

VIDEO WITHOUT BOUNDARIES INC.

(Name of small business in its charter)

______________

FLORIDA	65-1001686
(State or other jurisdiction of Incorporation)	(IRS Employer Identification No.)

888 East Las Olas Blvd, Suite 710
Fort Lauderdale, Fl 33301

(Address of Principal Executive Offices)

(954) 527-7780

Issuer’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, as amended, or any amendment to this Form 10-KSB/A ..  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .  Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2004 were $14,167.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 13, 2005 was approximately $26,973,319.

The number of shares outstanding of each of the issuer’s common stock, as of October 13, 2005: 77,066,626 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:  This Form 10-KSB, as amended, is being filed to reflect that Video Without Boundaries, Inc. (the Company) has filed all reports required to be filed under the Securities and Exchange Act of 1934 during the last 12 months prior to the date of this amended report.

VIDEO WITHOUT BOUNDARIES, INC.

FORM 10-KSB /A

TABLE OF CONTENTS

PART – I

5

ITEM 1.    DESCRIPTION OF BUSINESS

5

ITEM 2.    DESCRIPTION OF PROPERTY

13

ITEM 3.    LEGAL PROCEEDINGS

13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

13

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

15

ITEM 7.    FINANCIAL STATEMENTS

18

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

18

ITEM 8A.  CONTROLS AND PROCEDURES

18

ITEM 8B.  OTHER INFORMATION

18

PART III

19

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

19

ITEM 10.   EXECUTIVE COMPENSATION

19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

19

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

20

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

20

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

20

SIGNATURES

22

FINANCIAL STATEMENTS

F-1 through F-16

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB , as amended , contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART – I

ITEM 1.

DESCRIPTION OF BUSINESS

Corporate History

Video Without Boundaries, Inc. a Florida corporation (the “Company”) is the result of a merger between a then existing public company and a private corporation in 1999. The Company developed as a single-source internet and streaming media product and solutions provider.

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

____________

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

•

Conceptual bridge between the “home PC” and the living room environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

Principal Products

Consumer Products:

MediaREADYTM 4000. The MediaREADYTM 4000, retail price $449, connects to the home user’s TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer’s living rooms. The MediaREADYTM 4000 is a product that was designed to give the answer. The MediaREADY 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer’s entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to constantly update the features and content to ensure their ability to enjoy this product well into the future.

MediaREADYTM 4000 Highlights

•

Media Jukebox - burn and manage music, movies and pictures on the MediaREADYTM hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices)

•

Rip CDs onto the MediaREADYTM 4000 - Provides easy access to a consumer’s music collection from the TV screen, creates play lists of favorite songs

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

•

Unmatched level of connectivity for USB, 1394, Component or composite video peripherals

•

Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

MediaREADYTM 4000+RW. The MediaREADYTM 4000+RW, retail price $599, connects to one’s TV, Stereo, home network and Internet to bring the best of what digital media can be into a single device. The unit supports an essential suite of TV-centric media applications that create an easy to navigate environment for controlling one’s entertainment choices. The product also allows the user to easily archive all of their digital media through the DVD+RW loader. In addition, the product serves as an upgradeable platform that allows the consumer to constantly update the features and content to ensure their ability to enjoy this product well into the future.

MediaREADYTM 4000+RW Highlights

•

Broadband Connectivity

•

Remotely upgradeable to ensure the latest applications, services and content are kept current and competitive

•

In-home Network Ready

•

PCMCIA Wireless card or Ethernet capable

•

DVD+RW

•

Enhanced DVD/CD Player and Recorder with 5.1 Digital Surround

•

Media Jukebox - Burn and manage your music, movies and pictures on the MediaREADY(TM)’s hard drive, any PC connected to the same home network or connected peripherals (ex. digital cameras, external storage devices). Rip CDs onto the MediaREADY 4000. Play Music and Video from PC on the TV.

•

Support for Streaming and Downloaded Media

•

Full-Screen DVD quality Video and Music over the Internet on your TV

•

Web Browsing

•

High speed internet browsing with TV-centric website portal to provide the best surfing experience on the TV

•

TV E-Mail

•

Create and manage multiple email accounts

MediaREADYTM 5000 PVR+RW. The MediaREADYTM 5000 PVR+RW, suggested retail price $899, allows users to customize viewing by recording shows on a built-in computer hard drive or DVD recorder. Made popular by TiVo, the concept of time shifting television is gaining mass acceptance. The functionality of this unit is, however, unmatched in the industry. Users can access digital media files on the unit’s internal drive, any PC or on the same in-home network, connected peripheral devices. In addition, the unit brings On-demand content, E-mail, Internet browser, Games, and MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.

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

Hardware available for license:

MediaREADYTM 4000 hardware. The MediaREADYTM 4000 connects to a person’s TV, home stereo, home network and Internet, combining the best of digital media into a single device. As media delivery continues to shift from tangible products to electronic media, new capabilities are required from the essential entertainment devices found in consumers’ living rooms. The MediaREADY(TM) 4000 offers the answer with an essential suite of easy to navigate, TV-centric media applications that control all the user’s various entertainment choices. In addition, the product serves as an upgrade platform for future features and content, thus ensuring the product’s performance and enjoyment well into the future.

MediaREADYTM 5000 PVR+RW. The MediaREADY(TM) 5000 PVR+RW combines a suite of popular TV-centric applications for digital media management and communication with an advanced electronic program guide and the ability to record broadcast media on either the internal hard drive or DVD recorder.

MediaREADY(TM)400 hardware. The MediaREADY(TM) 400 takes the best features and functionality of the MediaREADY(TM) 4000 and encases them in a small, discreet enclosure. By offering an integrated hard drive, smart card support, Ethernet connectivity, USB/1394/superior A/V connectivity and a full go-to-market suite of TV-centric applications, the MediaREADY(TM) 400 brings today’s high speed internet users a feature-rich solution to access their digital media.

MediaREADY(TM) Module. The MediaREADY(TM) Module can be designed into many different types of consumer electronics, including televisions, DVD players, home theater amplifiers and receivers, and a host of other devices. This design flexibility allows the Company to provide a wide range of solutions for manufacturers looking to expand the feature-set of their devices. In an era when time-to-market is key, having a partner with proven hardware capabilities is fundamental to success. The Company works with the top IC solution providers in the world; what’s more, no design or feature-set combination is too complicated for MediaREADY(TM) design products.

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

About the content available:

Channel Program (SVOD). Using a TV-based navigation screen, MediaREADYTM users can log on a channel, select a show they are interested in watching and click to play it instantaneously. Channels may consist of daily or weekly episode updates.

Individual Titles – VOD.  Home users can browse between available titles and select titles they wish to view. The content is sent over the Internet to a MediaREADYTM device and will play on a TV screen connected to any enabled device. The content network will support DVD and High Definition quality video transmission. Content owners have the option of allowing users to “purchase” instead of rent. If purchased, the user will receive a physical DVD of the purchased material along with unlimited access to the title on their MCSS device.

Library SVOD. The CDN also provides a great platform for instructional content and large archives of content to generate income by offering up to 1 year of unlimited access libraries of content and instructional video classes. From wine tasting and magic lessons to archival music collections of the 60s, the Library SVOD feature serves both consumers and content owners.

At the Digital Hollywood Conference in Los Angeles in 2004, the Company announced the TV FOR THE PEOPLE BY THE PEOPLETM Concept. In partnership with CAC Media, the Company is creating a number of independently developed “channels” scheduled for the 2005 season which are currently in production including; Celebrity Gossip, Console Game Review, Yoga Instruction, Beat’em at Hold’em, Muscle Cars, $500 US Travel, Become a Magician, Daily Soap Review, Diet Channel, Knit 1 Perl 2, Frat Party USA, Dance Channel and Extreme Pranks & Jokes.

This Content Delivery Network will be available on the Company’s MediaREADYTM hardware and is also available for license by other CE/PC manufacturers.

Our MediaREADYTM product line provides retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media). Since consumers already understand the basic MediaREADYTM features (DVD, PVR, Internet Access) and broadly accept the $299 - $499 price point, the key sales/marketing proposition is that the products:

•

Consolidate several popular devices (and features) into one universal unit

•

Are easily and inexpensively upgradeable via software downloads

•

Stand out as the “best buy for the dollar” (also provides the best profit for the retailer/salesperson)

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

Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, as well as engaging in a public relations campaign. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand with high quality comprehensive converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics companies. The extent of the sales and marketing of our products and services is dependent on the Company’s continued ability to raise capital and grow revenues, of which no assurances are given.

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

Sources and Availability of Raw Materials

The Company utilizes an outsourcing product development model. Therefore, many of the products’ materials and components are provided as assemblies by the Company’s suppliers. Most of those suppliers are in Asia and procurement is either contract-development based or by purchase order.

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

The mix between Company-specific components and off-the-shelf components is a result of finding the optimal trade off between what is available in the market place and what the Company must create in order to have the most marketable products. This result is very much part and parcel of the Company’s outsourced model advantage.

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

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. During the period ended December 31, 2004, 62.5% of the Company’s revenues, which only aggregated $14,167, related to a product trial order which began in late 2004. Based upon recent informal discussions with various prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term. However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

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

Trademarks

As of December 31, 2004, the Company had submitted the following mark for listing on the trademark registry:

MediaREADYTM

Governmental Approvals

The Company’s MediaREADYTM set top boxes are required to pass radiation emission testing as per FCC compliance. The Company uses the services of a full service importer that handles the logistics of importing the products which includes the emissions testing.

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

As of December 31, 2004, the Company had cash and net working capital of $79,765 and ($2,490,310), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate office is located at 888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33301. Pursuant to a written lease, as amended, the Company leases 2,689 square feet at approximately $70,000 per annum. Such lease, as amended, expires May 31, 2006.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 2004, the Company’s common stock commenced trading on the pink sheets under symbol VDWB. Prior thereto, the Company’s common stock traded on the OTC electronic bulletin board under the symbol VDWB. The Company’s common stock moved to the pink sheets as a result of the Company not being deemed current with its annual report filing with the SEC due to the auditor’s report for 2003 not being prepared by an auditor registered with the Public Company Accounting Oversight Board (“PCAOB”). There was no trading in the Company’s common stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2004 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

Year	Period	High	Low
2004	First Quarter	$1.99	$0.25
	Second Quarter	$1.23	$0.66
	Third Quarter	$0.77	$0.42
	Fourth Quarter	$1.05	$0.47

As of December 31, 2004, there were approximately 191 holders of record of the Company’s common stock. Holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company’s financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid.

All of the securities described below were sold pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering.

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

The Company’s transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 with telephone number (801) 272-9294.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-KSB , as amended , contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 2004 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-KSB , as amended .. Historical results may not be indicative of future performance.

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

The Company’s MediaREADYTM products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADYTM units have the ability to connect PC’s wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC’s to its onboard hard drive. The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADYTM units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC. The recently announced MediaREADYTM 5000 also adds the ability to record live TV and burn DVDs. Similar in size to a standard DVD player, the MediaREADYTM products retail between $449-$899.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had cash and net working capital of $79,765 and ($2,490,310), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements and the notes thereto appear on pages F-1 through F-19 of this report.

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

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current executive officers, directors and significant employees of the Company are as follows:

The following are the Directors and Executive Officers of the Company. None of the Directors hold similar positions in any reporting company. The Directors named below will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table represents salaries paid to the Company’s corporate officer:

Name and Position	Year	Salary
Harrell, V. Jeffrey	2004	$39,750
CEO, President,	2003	$32,250
Chairman of the Board, Secretary	2002	$29,025

The director was not compensated for any Board of Directors meetings.

The following table represents salaries paid to non-officer employers pursuant to Item 402(a)(2)(iii):

Name and Position	Start Date	Year	Salary
Glatt, Terry	04/2004	2004	$89,307
Chief Technology Officer
Novak, David	08/2004	2004	$42,225
EVP-Sales and Marketing

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of October 13, 2005, the Company had 77,066,626 shares of its common stock issued and outstanding. The following table sets forth, as of December 31, 2004, the beneficial ownership of the Company’s common stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company’s common stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

Class	Name & Address of owner	# of shares	% of class
Common	V. Jeffrey Harrell	1,523,440	2.0%
	PO Box 30057 Ft. Lauderdale, FL 33303

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The director named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

During 2004 and 2003 the Company expensed $200,000 and $150,000, respectively for the salary of the President. At December 31, 2004 a total of $399,725 for the years 2002 through 2004 was unpaid and has been accrued.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)
3.2	Amended Articles of Incorporation (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)
3.3	Bylaws (incorporated by reference from Registration Statement on Form 10SB filed with the Securities and Exchange Commission under File No. 0-31497 filed 09/11/00)
10.1*	Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)
10.2	Office Lease (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)
10.3	Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)
10.4	Office Lease (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 06/28/02)
10.5	Office Lease (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 05/15/03)
10.6*	Lease Extention and Amendment Agreement between The Las Olas Company, Inc. and Video Without Boundaries, Inc. dated June 1, 2005.
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

____________

*

Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Each of the following have served as the Company’s Principal Accountant:

1)

Norman Stumacher, PA

2)

Berkovits, Lago & Company, LLP

3)

Baum & Company, PA

Their fees billed to the Company for the past two fiscal years are set forth below:

	2004	2003
Audit Fees	$29,718	$69,080
Audit-Related Fees	—	$—
Tax Fees	—	$2,500
All Other Fees	$3,895	$32,397
	$33,613	$103,977

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

As of December 31, 2004, the Company did not have an Audit Committee and the Company’s President and CEO pre-approved all fees of the Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO WITHOUT BOUNDARIES, INC.
By	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, Chief Executive Officer

January 6, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ V. JEFFREY HARRELL	Chief Executive Officer,	January 6, 2006
V. Jeffrey Harrell	President, Principal Financial and Accounting Officer, Secretary and Chairman of the Board of Directors

VIDEO WITHOUT BOUNDARIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CONTENTS

Page
Reports of Public Accounting Firms F-2
Financial Statements:
Balance Sheets F-4
Statements of Operations F-5
Statement of Stockholders’ Deficit F-6
Statements of Cash Flows F-7
Notes to Financial Statements F-8

BAUM & COMPANY, P.A.

1515 UNIVERSITY DRIVE, SUITE 226

CORAL SPRINGS, FLORIDA 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Video Without Boundaries, Inc.

888 Las Olas Boulevard, Suite 710

Ft. Lauderdale, Florida 33301

We have audited the accompanying balance sheets of Video Without Boundaries, Inc. as of December 31, 2004 and 2003 and the related statements of stockholders’ (deficit), operations, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(continued)

As discussed in Note 3 to the financial statements, the accompanying balance sheets and related statements of stockholders” (deficit), operations, and cash flows have been restated to reflect the proper accounting for certain transactions which took place during the year ended December 31, 2003.

Baum & Company, P.A.

Coral Springs, Florida

November 15, 2005, except for Note 17, as to which the date is December 3, 2005.

/s/ BAUM & COMPANY, P.A.

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS

DECEMBER 31

	2004	2003
		Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$79,765	$20
Accounts receivable	9,605	—
Inventory	61,747	3,250
Prepayments and other current assets	106,107	—
Total current assets	257,224	3,270
Property and equipment, net	176,741	514,553
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 and $93,000 in 2004 and 2003, respectively	—	—
Deposits	12,000	1,850
	12,000	1,850
Total assets	$445,965	$519,673
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	—	2,693
Accounts payable trade	44,239	224,762
Accrued compensation	399,725	238,725
Other accruals	190,998	—
Notes payable and accrued interest - shareholder	2,088,145	903,661
Loans payable - shareholder	24,427	—
Notes payable and accrued interest	—	37,900
Total current liabilities	2,747,534	1,407,741
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock - $.001 par value,100,000,000 shares authorized, 53,119,126 and shares issued and outstanding at December 31, 2004 and 2003, respectively	53,119	15,449
Additional paid-in capital	4,935,219	3,152,679
Accumulated deficit	(7,042,407)	(4,056,196)
	(2,054,069)	(888,068)
Stock subscription receivable	(60,000)	—
Treasury stock - at cost	(187,500)	—
Total stockholders’ deficit	(2,301,569)	(888,068)
Total liabilities and stockholders’ deficit	$445,965	$519,673

____________

(1)

See note 3 - restatement of financial statements

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
		Restated (1)
Sales	$14,167	$1,770
Cost of sales	19,029	1,046
Gross profit	(4,862)	724
Operating expenses:
Selling, general and administrative	1,444,422	936,153
Depreciation	210,925	234,527
Research and development	5,304	40,000
Loss due to decline in value of investments	1,215,000	93,000
Interest and financing expense	105,698	567,296
	2,981,349	1,870,976
Net loss
	$(2,986,211)	$(1,870,252)
Basic and fully diluted loss per share	$(0.09)	$(0.47)
Weighted-average number of shares used in computing per share amounts	31,552,205	3,996,667

____________

(1)

See note 3 - restatement of financial statements

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Restated 1

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance December 31, 2002	119,087	$119	$1,519,138	$(2,185,944)	—	—	$(666,687)
Stock issued for services	885,000	885	249,115	—	—	—	250,000
Stock issued for development of software	200,000	200	159,800	—	—	—	160,000
Stock issued for convertible debentures and related accrued interest	949,660	950	754,970	—	—	—	755,920
Notes payable to stockholders’ contributed as capital	12,795,000	12,795	220,156	—	—	—	232,951
Stock issued for purchase of web portal	500,000	500	249,500	—	—	—	250,000
Net loss for the year	—	—	—	(1,870,252)	—	—	(1,870,252)
Balance December 31, 2003	15,448,747	15,449	3,152,679	(4,056,196)	—	—	(888,068)
Stock cancelled for services issued	(50,000)	(50)	(4,950)	—	—	—	(5,000)
Notes payable to stockholders’ converted to capital	34,399,879	34,399	629,361	—	—	—	663,760
Stock cancelled	(329,500)	(329)	(164,471)	(164,800)
Stock issued for cash	3,500,000	3,500	1,255,500	—	(60,000)	—	1,199,000
Stock issued under employment agreement	150,000	150	67,100	—	—	—	67,250
Purchase of treasury stock	—	—	—	—	—	(187,500)	(187,500)
Net loss for the year	—	—	—	(2,986,211)	—	—	(2,986,211)
Balance December 31, 2004	53,119,126	$53,119	$4,935,219	$(7,042,407)	(60,000)	$(187,500)	$(2,301,569)

____________

(1)

See note 3 - restatement of financial statements

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
		Restated 1
Cash flows from operating activities:
Net loss	$(2,986,211)	$(1,870,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210,925	234,527
Interest on debentures converted to stock	—	14,460
Interest on shareholder loans and notes payable	105,841	55,376
Interest and discount accretion on convertible debentures	—	496,460
Selling, general and administrative expenses	103,386	348,233
Loss due to decline in value of investments	1,215,000	93,000
Stock issued for services and under employment agreement	62,250	250,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	(9,605)	621
(Increase) in inventories	(58,497)	(3,250)
(Increase) in prepayments and other current assets	(106,107)	(1,850)
(Increase) in deposits	(10,150)	—
Increase (decrease) in cash overdraft	(2,693)	2,693
Increase (decrease) in accounts payable	(2,880)	139,388
Increase in other accruals	190,998	—
Increase in accrued compensation	161,000	117,750
Net cash used in operating activities	(1,126,743)	(122,844)
Cash flows from investing activities:
Purchases of stock in closely-held corporations’	(1,215,000)	(93,000)
Purchases of property, plant and equipment	(60,612)	(246,860)
Net cash used in investing activities	(1,275,612)	(339,860)
Cash flows from financing activities:
Proceeds from shareholder loans	1,321,000	269,050
Repayment of shareholder loans	—	(43,373)
Proceeds from issue of debentures	—	245,000
Payment of notes payable	(37,900)	(20,000)
Proceeds from issuance of stock	1,199,000	—
Net cash provided by financing activities	2,482,100	450,677
Net increase (decrease) in cash and cash equivalents	79,745	(12,027)
Cash and cash equivalents at beginning of year	20	12,047
Cash and cash equivalents at end of year	$79,765	$20
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,600	$—
Non-cash movements affecting investing and financing transactions:
Stock issued for services and under employment agreement	$62,250	$250,000
Stock issued for convertible debentures	$—	$755,920
Stock issued for development of software	$—	$160,000
Notes payable to stockholders’ converted to capital	$663,760	$232,951
Stock issued for purchase of web portal	$—	$250,000
Notes payable to stockholders’ for professional and other fees	$103,386	$348,233
Accounts payable converted to loans payable shareholder	$8,928	$53,110
Accounts payable converted to note payable shareholder	$160,000	$—
Web portal sold in exchange for treasury stock retired	$187,500	$—

____________

See note 3 - restatement of financial statements

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - BUSINESS DESCRIPTION

Video Without Boundaries, Inc. (the “Company”) is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

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

The Company maintained cash balances at one financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. At December 31, 2004 the Company’s uninsured cash balance totaled $4,187.

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

The components of the restatement are explained in the notes below the table.

	As filed	Adjustment to restate	Restated
Balance sheet data as at December 31, 2003
Cash (a)	$73,912	$(73,892)	$20
Accounts receivable (b)	300,000	(300,000)	—
Property and equipment (b) (c)	94,198	420,355	514,553
Investments (d)	—	—	—
Loans receivable (d)	163,000	(163,000)	—
Media ready software (c)	198,668	(198,668)	—
Prepaid box tooling (e)	40,000	(40,000)	—
Notes payable shareholders (f)	1,238,258	(334,597)	903,661
Checks drawn in excess of bank balance (a)	—	2,693	2,693
Accrued salary to president (g)	—	238,725	238,725
Interest payable (h)	7,301	(7,301)	—
Notes payable (i)	30,000	7,900	37,900
Additional paid-in capital (j)	2,789,851	362,828	3,152,679
Accumulated deficit (a) (c) (d) (e) (f) (g) (h) (i) (j)	(3,430,750)	(625,446)	(4,056,196)
Statement of operations for the year ended
December 31, 2003
Revenues (a)	$190,770	$(189,000)	$1,770
Cost of sales (a)	176,046	(175,000)	1,046
Selling, general and administrative (f) (g) (k) (l)	1,277,027	(340,874)	936,153
Depreciation (c)	—	234,527	234,527
Research and development (e)	—	40,000	40,000
Loss due to decline in value of investments (d)	—	93,000	93,000
Interest and finance expense (f) (h) (i) (j)	—	567,296	567,296
Net loss	(1,262,302)	(607,950)	(1,870,252)
Basic and fully diluted loss per share	(0.32)	(0.15)	(0.47)

As a consequence of changes made to the balance sheet and statement of operation, as noted above, the statement of cash flows and changes in stockholders’ equity have been restated accordingly.

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

Management has reviewed the documentation relating to expenses paid on behalf of the Company by a major shareholder. Due to the inability of the shareholder to produce suitable documentation to support the expenses paid on behalf of the Company, and reflected as shareholder loans, the amount due to the shareholder has been reversed by the Company. Accordingly, the liabilities to the shareholders’ has been reduced by $9,536 at December 31, 2003 with a corresponding reduction in selling, general and administrative expenses of $9,536 for the year ended December 31, 2003.

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

The Company recorded an accrual for the president’s salary of $120,975 at December 31, 2002 due to a restatement of the financial statements for 2002. This has resulted in a total liability for accrued salary to president of $238,725 at December 31, 2003.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $7.1 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders’ of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period January 1, 2005 through October 31, 2005 the Company has received approximately $1,300,000 as advances from major shareholders and sale of equity securities. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	2004	2003
Trade receivables	$9,605	$—

NOTE 6 - PREPAYMENTS AND OTHER ASSETS

Prepayments and other current assets consist of the following:

	2004	2003
Advance deposit for manufacturing units	$100,000	$—
Other	6,107	—
	$106,107	$—

NOTE 7 - LOANS RECEIVABLE

The Company loaned $60,000 to an unrelated organization to provide financing for the development of a software browser. The loan was non-interest bearing, non-collateralized and repayable on demand. The loan was reclassified to property and equipment at December 31, 2003.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2004	2003
Computer equipment	$197,376	$150,027
Software	361,163	360,603
Web portal	—	300,000
Furniture and equipment	14,914	2,210
	573,453	812,840
Less accumulated depreciation	(396,712)	(298,287)
	$176,741	$514,553

For the years ended December 31, 2004 and 2003, depreciation totaled $210,925 and $234,527, respectively.

NOTE 9 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,088,145 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2004 and 2003, the Company incurred interest on notes payable to shareholders’ totaling $105,844 and $51,776, respectively.

The Company had an obligation for money due to two former debenture holders totaling $37,900 at December 31, 2003 who had elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand. These notes were fully repaid, including interest, on February 13, 2004.

During the year ended December 31, 2004 a major shareholder transferred 329,500 shares of his unrestricted common stock to two former shareholders’. The terms of the transfer were that the 329,500 shares held by the two former shareholders’ in the Company would be cancelled. The proceeds of the amount originally paid for the stock by the two former shareholders’ totaling $164,800 has been transferred to the note payable account of the major shareholder, at $0.50 per share. The major shareholder, in accordance with an agreement signed with the Company, is entitled to convert this amount of $164,800 into 16,480,000 shares of restricted common stock at $0.01 per share (see note 11).

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

NOTE 11 - STOCKHOLDERS’ EQUITY

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

During the year ended December 31, 2004 a major stockholder converted $319,000 in notes payable into 31,899,879 shares of restricted common stock at $0.01 per share.

During the year ended December 31, 2004 the Company cancelled 329,500 shares of restricted common stock at $0.50 per share, for a total of $164,800. The amount due to the two former stockholders’ was credited to the note payable account of a major stockholder (see note 9).

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

During the second quarter of 2004 the Company determined that a certain depreciable asset termed as a “Web Portal” no longer was necessary for the long-term goals of the Company. As a result, on June 14, 2004, the Company completed a transaction with a major shareholder for the sale of its “Web Portal” in exchange for 500,000 shares of the Company’s common stock. Both parties to the transaction agreed that the fair value of the asset approximated the net book value at the date of the sale or $187,500. The Company’s receipt of the 500,000 shares has been recorded as treasury stock. The Company, in 2003, had originally acquired this “Web Portal” from a third-party by issuing 500,000 shares of its common stock. This transaction, at the time, was valued at $300,000.

NOTE 12 - RELATED PARTIES

During 2004 and 2003 the Company expensed $200,000 and $150,000, respectively for the salary of the President. At December 31, 2004 a total of $399,725 for the years 2002 through 2004 was unpaid and has been accrued.

During 2004 the Company expensed $103,386 in overhead costs incurred and paid by two major stockholders’ with a corresponding increase in amounts due for notes payable.

Consulting services were provided to the Company by two major stockholders. During the year ended December 31, 2003 the Company issued 12,795,000 post- split shares of restricted common stock, valued at $232,951 to two organizations affiliated with these stockholders.

NOTE 13 - ADVERTISING

The Company expenses advertising costs as incurred. During the year ended December 31, 2004 a total of $41,146 was expensed.

NOTE 14 - INCOME TAXES

The provision for federal income taxes as of December 31, 2004 and 2003 consists of the following:

	2004	2003
Current (benefit)	$(661,372)	$(564,231)
Valuation allowance	661,372	564,231
	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$(1,889,833)	$(1,228,462)
Valuation allowance	1,889,833	1,228,462
	$—	$—

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

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Tax at U.S. statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	5.5%	5.5%
Change in valuation allowance	(40.5)%	(40.5)%
Effective tax rate	0.0%	0.0%

NOTE 15 - COMMITMENTS

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement (see note 11) and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. At December 31, 2004 a total of 50,000 shares had been issued as the first lot (see note 11). At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each Anniversary.

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

NOTE 16 - CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave their initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller a resolution to this matter. Management anticipates that a settlement will be forthcoming and that their loss will consist of their forfeited deposit, however, if a settlement is not reached, management believes this could have a material adverse effect on the Company’s financial statements.

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