Form 10KSB
period 2005-12-31
VIDEO WITHOUT BOUNDARIES INC
filed 2006-04-10
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB

______________

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For The Fiscal Year Ended December 31, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission File No: 0-31497

______________

VIDEO WITHOUT BOUNDARIES, INC.

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

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $181,462.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2006 was approximately $20,679,990.

The number of shares outstanding of each of the issuer’s common stock, as of January 31, 2006: 86,166,626 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

VIDEO WITHOUT BOUNDARIES, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART  I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

11

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

13

ITEM 7.

FINANCIAL STATEMENTS

16

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

16

ITEM 8A.

CONTROLS AND PROCEDURES

16

ITEM 8B.

OTHER INFORMATION

16

PART III

16

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

16

ITEM 10.

EXECUTIVE COMPENSATION

17

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

17

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

17

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

18

SIGNATURES

20

FINANCIAL STATEMENTS AND NOTES

F-1 through F-11

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Corporate History

Video Without Boundaries, Inc., a Florida corporation (the “Company”, or “we”) is the result of a merger between a then existing public company and a private corporation in 1999. The Company developed as a single-source internet and streaming media product and solutions provider.

Since 2003, the Company has repositioned itself within the entertainment and home broadband marketplace as it continues to develop its MediaREADY™ product line. The Company now provides products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets.

General

The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company has become a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

The Company's goals are: 1) to become a developer/licenser, producer and distributor of interactive consumer electronics equipment; 2) establish itself as a software infrastructure player within the home entertainment media-on-demand marketplace; and 3) attempt to capture revenue and market share from services and products within the video on demand (IP) marketplace.

Broadband Media Marketplace

Nielsen//NetRatings, a global leader in Internet media and market research recently reported the following:

•

The number of active broadband users from home increased 28 percent year-over-year, from 74.3 million in February 2005 to 95.5 million in February 2006. Broadband composition among the U.S. active online population has seen vigorous growth during the past three years, increasing at least ten percentage points annually and hitting an all-time high of 68 percent for active Internet users in February 2006.

•

From February 2003 to February 2004, broadband composition grew twelve percentage points, from 33 percent to 45 percent. In February 2005, it increased another ten percentage points to 55 percent. This year, February saw broadband composition reach an all-time high of 68 percent, increasing an impressive 13 percentage points over the previous February.

•

Overall Internet penetration in the U.S. has stabilized over the past few years, reaching 74 percent at home in February 2006.

•

World broadband market grows with almost 10 percent and the number of broadband subscribers in the third quarter soared to over 187.8 million with more than 15.6 million new subscribers since the second quarter of 2005. Asia-Pacific, with 5.55 million, followed by Europe, has been the biggest regions in terms of nominal subscriber gain followed by the Americas and Middle East- Africa. At the same time the region has registered the lowest relative quarterly gain compared to the other regions. Europe, with nearly 5.5 million net gains or 10.5 percent quarterly growth, is the second largest broadband market in the world.

Similar research in the industry also points out that over 50% of broadband customers are installing in-home networks as a means for sharing high speed data connections, files and resources. With this mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet and move that media around our homes. The world is moving away from the storefront delivery of media to a new all-digital distribution system. Consumers are becoming acclimated to the benefits and quality of digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices that are changing the way consumers view media. Consumers no longer store their pictures, videos or audio files on tapes or other antiquated storage mechanisms.

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

•

Conceptual bridge between the “home PC” and the living room environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

PRINCIPAL PRODUCTS

MediaREADY™ Digital Media Centers

MediaREADY™ 4000

The MediaREADY™ 4000, retail price $449, connects to the home user’s TV, stereo, home network and internet to bring the best of what digital media can be into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer’s living rooms. The MediaREADY™ 4000 is a product that was designed to provide for the consumer’s changing needs. The MediaREADY™ 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer’s entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to constantly update the features and content to ensure their ability to enjoy this product well into the future.

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

MediaREADY™ CoPilot

The Company introduced a new portable named CoPilot into the US retail market in Decemnber 2005.  The new flash-based MPEG-4 portable retails for under $200 and features AV input recording allowing for easy connection to DVD Player, VCRs, cable and satellite set-top boxes for simple recording of TV and movies.  Additional "pluses" includes video playback and recording on its 512MB flash drive. The unit memory is also expandable via its SD card slot enabling the CoPilot to store more than 5 hours of video at 320 x 240 @ 30f/s resolution. The CoPilot also supports MP3, WAV, and WMA formats and Line In Audio for simple playback and recording of music.

Other Features include:

•

Internal microphone for voice recording

•

Photo viewing

•

Video output for playback of video onto TV

•

Games

•

Calendar

•

Clock

•

Built-in speakers

•

FM radio

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

In July 2004, we announced our plans to license the MediaREADY™ 4000, MediaREADY™ 5000, and the MediaREADY™ Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. All of our MediaREADY™ products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY™ Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications. As our products are groundbreaking and today unrivalled at the retail level, we are receiving interest from other consumer electronics companies in licensing our solutions. Licensing fees are one-time in nature and book only when a new device is deployed.

Again in line with our “provide the industry model”, OEM licensing of our MediaREADY™ products will expand our content consumer base as well as increase the economies of scale for producing our MediaREADY™ product line. Several discussions with major branded OEMs have already taken place and we are in the early stages of forming these relationships.

MediaREADY™ Delivery Network (MRDN)

While the sale of our hardware will constitute the bulk of our near-term revenue, we expect direct sales and sales commissions from third-party licensees to grow as licensed devices may be deployed.  Direct sales and commissions from aftermarket consumer purchases over our MRDN generated over the life of the device.  We expect that as the installed base grows, non-license fee revenues will rapidly eclipse our base licensing revenue. Most general system and OS patches are expected to be free to the end-user, but we will offer enhanced bundled upgrades at least once a quarter at prices ranging from 5 - 50 per unit (games packs, advanced photo managers, ITV applications, etc.)

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

•

To deliver DVD quality movies direct to MediaREADY™ devices

•

To provide subscription based Media on Demand - music & video delivery services

•

Determine technology and financial requirements for large-scale deployment of our MediaREADY™ Delivery Network (MRDN) for broader product support in late 2006

The Company has partnered with a variety of companies involved with distribution of media over the IP channel. These consist of three categories:

•

Online media distributors

•

Niche and independent content owners

•

Major studio and label content owners.

Online Media Distributors: Rhapsody, Napster, iTunes, Movielink and CinemaNow are all examples of online businesses that utilize the Internet to distribute content on behalf of the content owner.  The MediaREADY™ products are compatible with all of these services, and in the short-term, selected services will be made available on all units.  The Company is currently negotiating “bounty” fees for each service, so that for every new MediaREADY™ subscriber, both the Company and the licensee receive either a one time or residual royalty on all media sales of each service.  These services will increase consumer satisfaction levels of compatibility with main-stream digital media service. Other examples of announced content partners within this market are: Blastro.com (music videos); King Biscuit (music and video); Live365 (internet radio); and Ingrooves (specialty music distributor).

Niche and Independent Content Owners: The introduction of high speed data access to the masses has fueled a surge in development of a new breed of online content. Individually produced movies, TV shows, news, music, etc. are proliferating throughout the internet. VLogs, streaming TV stations, and the introduction of video search engines by Google and Yahoo further feed the phenomenon. People are now watching the Internet and expressing a desire for a means to have this content also delivered on their televisions.  The Company has made significant progress in getting early commitments from independent and select major studio/label contacts to utilize their content. As the MediaREADY™ products are launched through retailers, the Company will pursue other independent content providers.

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

The Company employs three inside and outside sales people to help customers and to prospect business from various forms of lead generation. The Company may also engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

The MediaREADY™ media center products, while architected by the Company, are designed and manufactured for the Company under contract with original design and manufacturing partners. Components such as the main board, enclosure, and peripheral boards are outsource designed and produced uniquely for the Company. Integrated circuits and other components used in the design of such electronic assemblies are primarily off-the-shelf silicon from industry providers such as Sigman Designs, Via Technology, Philips, Samsung, Hitachi, and Texas Instruments. Other components of these products, eg. power supply, hard drive, and DVD/CD drives are industry standard components from companies providing the personal computer industry. Mechanical components are designed and produced by original design and manufacturing partners in Asia as well.

The mix between Company specific components and off-the-shelf components is a result of finding the optimal trade off between what is available in the market place and what the Company must create in order to have the most marketable products. This result is very much part and parcel of the Company’s outsourced model advantage.

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

While as of December 31, 2005, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

Trademarks

As of December 31, 2005, the Company had submitted the following marks for listing on the trademark registry:

MediaREADYTM

FlyBoyTM

Governmental Approvals

The Company’s MediaREADY™ set top boxes are required to pass radiation emission testing as per applicable Federal Communications Commission requirements.  The Company uses the services of a full service importer that handles the logistics of importing the products which includes the emissions testing.

Research and Development

The Company expended research and development costs of $7,231 and $5,304 for the years ended December 31, 2005 and 2004, respectively.

Other Developments

Graphics Distribution:  On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional consideration included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller to resolve this matter. Management anticipates, but can not assure, that a settlement will be forthcoming and that the Company loss will consist of its forfeited deposit.

CAC Media:  The Company reviewed the investment in CAC Media for possible impairment and provided fully for a decline in value of $70,000, $93,000, $865,000, and $0 at December 31, 2002, 2003, 2004, and 2005, respectively.

On October 10, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, has conversion rights as follows: for the third calendar quarter of 2005, the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the total outstanding stock of the Company.

As of December 31, 2005, the Company had cash and net working capital of $1,097 and ($2,930,804), respectively.  The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

Employees

As of December 31, 2005 the Company employed a total of eight persons on a full-time and part-time basis. In addition the Company had consulting agreements with three outside individuals or firms for sales and marketing, technical consulting, and public relations. Our personnel are not subject to any collective bargaining agreements and Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate office is located at 888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33301. Pursuant to a written lease, as amended, the Company leases 2,689 square feet at approximately $70,000 per annum. Such lease, as amended, expires May 31, 2007.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 17, 2006, the Company’s common stock resumed trading on the OTC electronic bulletin board under the symbol VDWB.  From December 2004, the Company’s common stock had traded on the pink sheets under symbol VDWB.  The Company’s common stock moved to the pink sheets as a result of the Company not being deemed current with its annual report filing with the SEC due to the auditor’s report for 2003 not being prepared by an auditor registered with the Public Company Accounting Oversight Board (“PCAOB”). There was no trading in the Company’s common stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2005 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

Year	Period	High	Low
2005	First Quarter	$0.84	$0.38
	Second Quarter	$0.77	$0.35
	Third Quarter	$0.53	$0.28
	Fourth Quarter	$0.36	$0.20

As of December 31, 2005, there were approximately 180 holders of record of the Company’s common stock. Holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

During 2003 the Company issued convertible debentures in the amounts of $482,000. The debentures mature 90 days after issuance, with interest accruing at the rate of 12% per annum.   The issuances entitled the holder of each debenture to have the right at anytime before maturity, to convert the principal and accrued interest into shares of restricted common stock at 50% of the bid price of the stock.  During 2003 the holders converted their debentures and associated interest and finance expense into stock amounting to $755,920.

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

In 2005 the Company issued 100,000 shares of its restricted common stock for services rendered, pursuant to an employment agreement with the Chief Technology Officer, valued at prices ranging $0.24 to $0.34 per share.  The Company also converted debt due to shareholders into 16,600,000 shares of restricted common stock, and sold 600,000 shares of restricted common stock to investors.

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

The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-KSB. Historical results may not be indicative of future performance.

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

The Company’s MediaREADYTM products are the first consumer electronic products to achieve the long-awaited promise of convergent home entertainment. All MediaREADYTM units have the ability to connect PC’s wirelessly to home entertainment stereo and TV systems, linking all digital media content stored on PC’s to its onboard hard drive. The products leverage the power of VIA Technologies EPIA processing, a breakthrough product offering low power consumption, quiet operation, and high-bandwidth connectivity options including IEE1394, USB2.0, S-Video, RCA TV-Out (NTSC and PAL), 10/100 Ethernet and wireless PCMCIA card support, enabling MediaREADY™ units to download, play, and manage digital movies, music and pictures from the Internet, or from a home networked PC. The recently announced MediaREADY™ 5000 also adds the ability to record live TV and burn DVDs. Similar in size to a standard DVD player, the MediaREADY™ products retail between $449-$899.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. In 2005, revenues were $181,462 compared to $14,167 for 2004. The increase in net sales was a result of initial orders of our MediaREADY™ products.

Gross Profit

Gross Profit for 2005 was ($74,382) compared to ($4,862) for 2004.  The decrease in gross profit was a result of an inventory write down of $96,297 in 2005.

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, depreciation expenses, advertising costs, professional fees, and research and development. General and administrative expenses for 2005 were $1,988,301 compared to $1,444,422 for 2004. The primary increase in general and administrative expenses was due to increases in payroll expenses.

Net cash used in operating activities for 2005 was $1,938,345 compared to $1,126,743 for 2004. Net cash used in operating activities was primarily attributable to increase in inventory.

Net cash provided by financing activities for 2005 was $1,882,147 compared to $2,482,100 for 2004. Net cash provided by financing activities resulted from advances from a shareholder.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had cash and net working capital of $1,097 and ($2,930,804), respectively.  The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months.  If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

On October 10, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the total outstanding stock of the Company.

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

Financial Instruments

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued expenses,  accrued compensation, and notes payable. The recorded values of cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and accrued compensation approximates their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable.

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements and the notes thereto appear on pages F-1 through F-12 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This information was previously disclosed in a Form 8-K filed with the Commission by the Company on July 27, 2005.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this annual report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending December 31, 2005.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

V. Jeffrey Harrell, age 40, is the Chairman of the Board, President, CEO, Principal Financial and Accounting Officer, and Secretary of the Company and has held these positions since December 1999. Mr. Harrell joined the Company from the financial services industry where he worked as Vice President and partner. Previously he worked as Director of IT and Cost Accountant for two major manufacturers.

The Company has not yet adopted a code of ethics due to the small size of the Company.  Should the Company materially increase in size, management intends to consider the need for a code of ethics.

The Company does not currently have an audit committee.  The entire Board of Directors is currently acting as the audit committee.  There is no “audit committee financial expert,” as such term is defined in rules and regulations of the SEC, currently serving on the Board of Directors.  However, our sole director believes that he has sufficient knowledge and experience to fulfill his duties and obligations with respect to audit committee functions of the Board.

ITEM 10.

EXECUTIVE COMPENSATION

The following table represents salaries paid to the Company’s corporate officer:

Name and Position	Year	Salary
Harrell, V. Jeffrey	2005	$69,750
CEO, President,	2004	$39,750
Chairman of the Board, Secretary	2003	$32,250

The director was not compensated for any Board of Directors meetings.

The following table represents salaries paid to non-officer/executive employees pursuant to Item 402(a)(2)(iii):

Name and Position	Start Date	Year	Salary
Glatt, Terry	04/2004	2004	$89,307
Chief Technology Officer		2005	$202,149

Novak, David	08/2004	2004	$42,225
EVP-Sales and Marketing		2005	$150,000

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 2006, the Company had 86,166,626 shares of its common stock issued and outstanding. The following table sets forth, as of December 31, 2005, the beneficial ownership of the Company’s common stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company’s common stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

Class	Name & Address of owner	# of shares	% of class
Common	V. Jeffrey Harrell	1,523,440	2%
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

During 2005 and 2004 the Company expensed $200,000 in each year for the salary of the President. At December 31, 2005 a total of $528,964 for the period January 1, 2002 through December 31, 2005 was unpaid and has been accrued.

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
10.6

Lease Extention and Amendment Agreement between The Las Olas Company, Inc. and Video Without Boundaries, Inc. dated June 1, 2005 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)

10.10

Executive Employment Contract - Pete Fisher (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.11

Executive Employment Contract - Jonathan Silverstein (incorporated by reference from Registration Statement on Form 10SB Amendment #1 filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/06/00)

10.12

Executive Employment Contract with Terry Glatt dated April 2, 2004 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)

10.13

Executive Employment Contract with David Novak dated August 15, 2004 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)

10.14	Debt Conversion Agreement with David Aubel dated December 3, 2005 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Each of the following have served as the Company’s Principal Accountant:

1)

Norman Stumacher, PA

2)

Berkovits, Lago & Company, LLP

3)

Baum & Company, PA

Their fees billed to the Company for the past two fiscal years are set forth below:

	2005	2004
Audit Fees	$50,000	$48,950
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$7,618
	$50,000	$56,568

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

As of December 31, 2005, the Company did not have an Audit Committee and the Company’s President and CEO pre-approved all fees of the Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDEO WITHOUT BOUNDARIES, INC.
By	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, Chief Executive Officer

April 10, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ V. JEFFREY HARRELL	Chief Executive Officer,	April 10, 2006
V. Jeffrey Harrell	President, Principal Executive, Financial and Accounting Officer, Secretary and Chairman of the Board of Directors

VIDEO WITHOUT BOUNDARIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

CONTENTS

Page
Reports of Public Accounting Firm F-2
Financial Statements:
Balance Sheets F-3
Statements of Operations F-4
Statement of Stockholders’ Deficit F-5
Statements of Cash Flows F-6
Notes to Financial Statements F-7

BAUM & COMPANY, P.A.

1515 UNIVERSITY DRIVE, SUITE 226

CORAL SPRINGS, FLORIDA 33071

Report of Independent Registered Public Accountant Firm

Board of Directors

Video Without Boundaries, Inc.

888 E Las Olas Blvd, Suite 710

Fort Lauderdale, FL 33301

We have audited the accompanying balance sheets of Video Without Boundaries, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Video Without Boundaries, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these manners are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA

Coral Springs, Florida
April 10, 2006

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS

DECEMBER 31

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,097	$79,765
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $-0- at 2005 and 2004, respectivelly	14,664	9,605
Inventory, net	288,889	61,747
Prepayments and other current assets	67,753	106,107
Total current assets	372,403	257,224
Property and equipment, net	21,070	176,741
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 and $93,000 in 2005 and 2004, respectively	—	—
Deposits	12,000	12,000
	12,000	12,000
Total assets	$405,473	$445,965
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	49,498	—
Accounts payable trade	81,972	44,239
Accrued compensation	528,964	399,725
Other accruals	60,260	190,998
Notes payable and accrued interest - shareholder	2,684,810	2,088,145
Loans payable - shareholder	—	24,427

Total current liabilities	3,405,504	2,747,534
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock - $.001 par value,100,000,000 shares authorized, 86,166,626 and 53,119,126 shares issued and outstanding at December 31, 2005 and 2004, respectively	86,167	53,119
Additional paid-in capital	6,606,869	4,935,219
Accumulated deficit	(9,505,567)	(7,042,407)
	(2,812,531)	(2,054,069)
Stock subscription receivable	—	(60,000)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(3,000,031)	(2,301,569)
Total liabilities and stockholders’ deficit	$405,473	$445,965

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales	$181,462	$14,167
Cost of sales	255,844	19,029
Gross profit	(74,382)	(4,862)
Operating expenses:
Selling, general and administrative	1,988,301	1,444,422
Depreciation	178,141	210,925
Research and development	7,231	5,304
Loss due to decline in value of investments	—	1,215,000
Allowance for doubtful accounts	6,000	—
Interest and financing expense	209,105	105,698
	2,388,778	2,981,349
Net loss
	$(2,463,160)	$(2,986,211)
Basic and fully diluted loss per share	$(0.04)	$(0.09)
Weighted-average number of shares used in computing per share amounts	64,084,737	31,552,205

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance December 31, 2003	15,448,747	$15,449	$3,152,679	$(4,056,196)	—	—	$(888,068)
Stock cancelled for services issued	(50,000)	(50)	(4,950)	—	—	—	(5,000
Notes payable to stockholders’ converted to capital	34,399,879	34,399	629,361	—	—	—	663,760
Stock cancelled	(329,500)	(329)	(164,471)				(164,800)
Stock issued for cash	3,500,000	3,500	1,255,500	—	(60,000)	—	1,199,000
Stock issued under employment agreement	150,000	150	67,100	—	—	—	67,250
Purchase of treasury stock	—	—	—	—	—	(187,500)	(187,500)
Net loss for the year	—	—	—	(2,986,211)	—	—	(2,986,211)
Balance December 31, 2004	53,119,126	$53,119	$4,935,219	$(7,042,407)	(60,000)	$(187,500)	$(2,301,569)
Stock issued for services	247,500	248	71,352	—	—	—	71,600
Stock issued for cash	600,000	600	132,248	—	60,000	—	192,848
Notes payable to stockholders’ converted to capital	32,100,000	32,100	1,438,900	—	—	—	1,471,000
Stock issued under employment agreement	100,000	100	29,150	—	—	—	29,250
Net loss for the year	—	—	—	(2,463,160)	—	—	(2,463,160)
Balance December 31, 2005	86,166,626	$86,167	$6,606,869	$(9,505,567)	—	$(187,500)	$(3,000,031)

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(2,463,160)	$(2,986,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,141	210,925
Allowance for doubtful accounts	6,000	—
Provision for inventory write-offs	96,297	—
Interest on shareholder loans and notes payable	209,105	105,841
Selling, general and administrative expenses	142,823	103,386
Loss due to decline in value of investments	—	1,215,000
Stock issued for services and compensation	100,850	62,250
Change in assets and liabilities
(Increase) decrease in accounts receivable	(11,059)	(9,605)
(Increase) in inventories	(323,439)	(58,497)
(Increase) decrease in prepayments and other current assets	38,354	(106,107)
(Increase) in deposits	—	(10,150)
Increase (decrease) in cash overdraft	49,498	(2,693)
Increase (decrease) in accounts payable	37,733	(2,880)
Increase (decrease) in other accruals	(130,738)	190,998
Increase in accrued compensation	131,250	161,000
Net cash used in operating activities	(1,938,345)	(1,126,743)
Cash flows from investing activities:
Purchases of stock in closely-held corporations’	—	(1,215,000)
Purchases of property, plant and equipment	(22,470)	(60,612)
Net cash used in investing activities	(22,470)	(1,275,612)
Cash flows from financing activities:
Proceeds from shareholder loans	1,823,500	1,321,000
Repayment of shareholder loans	(34,201)	—
Repayment of shareholder notes	(100,000)	—
Payment of notes payable	—	(37,900)
Collection of stock subscription	60,000	—
Proceeds from issuance of stock	132,848	1,199,000
Net cash provided by financing activities	1,882,147	2,482,100
Net increase (decrease) in cash and cash equivalents	(78,668)	79,745
Cash and cash equivalents at beginning of year	79,765	20
Cash and cash equivalents at end of year	$1,097	$79,765
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$3,600
Non-cash movements affecting investing and financing transactions:
Stock issued for services and compensation	$100,850	$62,250
Notes payable to stockholders converted to capital	$1,471,000	$663,760
Notes payable to stockholders for professional and other fees	$91,359	$103,386
Accounts payable converted to loans payable shareholder	$7,763	$8,928
Accounts payable converted to note payable shareholder	$824	$160,000
Web portal sold in exchange for treasury stock retired	$—	$187,500

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - BUSINESS DESCRIPTION

Video Without Boundaries, Inc. (the “Company”) is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is a supplier of broadband products, services and content, including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Financial Instruments

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued expenses, accrued compensation, and notes payable.  The recorded values of cash, accounts receivable, loans receivable, accounts payable, accrued expenses, and accrued compensation approximates their fair values based on their short-term nature.  The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable.  At December 31, 2005 cash balances were not in excess of the federally insured limits.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	2005	2004
Trade receivables	$20,664	$9,605
Less allowance for doubtful accounts	(6,000)	—
	$14,664	$9,605

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $9.5 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period January 1, 2006 through February 28, 2006 the Company has received approximately $295,000 as advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - PREPAYMENTS AND OTHER ASSETS

Prepayments and other current assets consist of the following:

	2005	2004
Advance deposit for manufacturing units	$—	$100,000
License deposits	30,418	—
Prepayments	28,051	—
Other	9,284	6,107
	$67,753	$106,107

NOTE 6 - INVENTORY

Inventory has been written down to its estimated net realizable value at December 31, 2005 of $288,889 and results of operations include a change of $96,297.

NOTE 7 - ADVERTISING

The Company expenses advertising costs as incurred.  During the years ended December 31, 2005 and 2004, a total of $87,713 and $41,146, respectively, was expensed.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004, respectively:

	2005	2004
Computer equipment	$219,147	$197,376
Software	361,861	361,163
Furniture and equipment	14,914	14,914
	595,922	573,453
Less accumulated depreciation	(574,852)	(396,712)
	$21,070	$176,741

For the years ended December 31, 2005 and 2004, depreciation totaled $178,141 and $210,925, respectively.

NOTE 9 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,684,810 advanced to fund operations.  The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2005 and 2004, the Company incurred interest on notes payable to shareholders totaling $209,105 and $105,844, respectively.

The Company had an obligation for money due to two former debenture holders totaling $37,900 at December 31, 2003 who had elected not to convert debentures into common stock. The notes are non-collateralized, bearing interest at 12% per annum and repayable on demand. These notes were fully repaid, including interest, on February 13, 2004.

During the year ended December 31, 2004 a shareholder transferred 329,500 shares of his unrestricted common stock to two former shareholders. The terms of the transfer were that the 329,500 shares held by the two former shareholders’ in the Company would be cancelled. The proceeds of the amount originally paid for the stock by the two former shareholders’ totaling $164,800 has been transferred to the note payable account of the shareholder, at $0.50 per share. The shareholder, in accordance with an agreement signed with the Company, is entitled to convert this amount of $164,800 into shares at the rate stipulated in the agreement (see below).

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the total outstanding stock of the Company (see note 10).

NOTE 10 - STOCKHOLDERS’ EQUITY

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

During the year ended December 31, 2005 a stockholder converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share, and $1,305,000 in notes payable into 15,500,000 shares of restricted common stock at prices ranging $0.08 to $0.09 per share (see note 9).

During the year ended December 31, 2005 the Company issued 100,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging $0.24 to $0.34 per share, for a total of $29,250 (see note 12).

During the year ended December 31, 2005 the Company sold 600,000 shares of restricted common stock to investors at prices ranging $0.21 to $0.22 per share, for a total of $132,848.

During the year ended December 31, 2004 the Company sold 500,000 shares of restricted common stock to one investor at $0.32 per share, for a total of $159,000, with a stock subscription receivable at December 31, 2004 totaling $60,000. This receivable was collected during the year ended December 31, 2005.

During the year ended December 31, 2005 the Company issued 247,500 shares of restricted common stock to third parties for services rendered at prices ranging $0.12 to $0.35 per share, for a total of $71,600.

NOTE 11 - RELATED PARTIES

During 2005 and 2004 the Company expensed $200,000 in each year for the salary of the President. At December 31, 2005 a total of $528,964 for the period January 1, 2002 through December 31, 2005 was unpaid and has been accrued.

During 2005 and 2004 the Company expensed $142,823 and $103,386 respectively in overhead costs incurred and paid by two stockholders’ with a corresponding increase in amounts due for notes payable.

NOTE 12 - COMMITMENTS

On April 13, 2004 the Company entered into a thirteen month lease for approximately 2,689 square feet of office space in Fort Lauderdale, Florida. On June 1, 2005 the Company extended the lease term for one year until May 31, 2006 with a minimum annual rental of $59,903 per annum. On March 27, 2006 the Company negotiated another one year extension until May 31, 2007, with a minimum annual rental of $62,300 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Rent expense for the year ended December 31, 2005 totaled $89,233.

The following is a schedule of minimum future rentals on the operating lease:

Year ending December 31,
2006	$59,810
2007	$25,955
$85,765

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. Under the agreement, 100,000 and 150,000 shares had been issued during the years ended December 31, 2005 and 2004, respectively (see note 10). At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each anniversary.

On August 15, 2004 the Company entered into a three year employment agreement with its Executive Vice-President – Sales and Marketing, with automatic one year extensions after the expiration of the initial term. The terms of the agreement calls for a minimum annual salary of $150,000 per annum. The agreement also provides for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further calls for the issuance of 120,000 shares of restricted common stock upon signing of the agreement. At each anniversary of the effective date the Company shall issue the executive 300,000 shares of restricted common stock for the three year period of his employment.

NOTE 13 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional consideration included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and is actively negotiating with the seller to resolve this matter. Management anticipates, but can not assure, that a settlement will be forthcoming and that the Company loss will consist of its forfeited deposit.

NOTE 14 - INCOME TAXES

The provision for federal income taxes as of December 31, 2005 and 2004 consists of the following:

	2005	2004
Current (benefit)	$(758,833)	$(661,372)
Valuation allowance	758,833	661,372
	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at December 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$(2,648,667)	$(1,889,833)
Valuation allowance	2,648,667	1,889,833
	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $2,648,667 and $1,889,833 at December 31, 2005 and 2004, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2005 and 2004 was $758,833 and $661,372, respectively.

The Company has incurred net operating losses since inception. At December 31, 2005 and 2004, the Company had a net operating loss carry forward for tax purposes amounting to approximately $7.5 million and $5.3 million, respectively. Tax losses will begin expiring in the year 2019.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Tax at U.S. statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	5.5%	5.5%
Change in valuation allowance	(40.5)%	(40.5)%
Effective tax rate	0.0%	0.0%