Form 10QSB
period 2006-03-31
VIDEO WITHOUT BOUNDARIES INC
filed 2006-05-15
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of each of the issuer’s common stock, as of April 30, 2006: 91,366,626 shares of common stock.

Video Without Boundaries, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

1

ITEM 1.      FINANCIAL STATEMENTS

1

BALANCE SHEETS at March 31, 2006 and December 31, 2005

1

STATEMENTS OF OPERATIONS for Three Months Ended March 31, 2006 and 2005

2

STATEMENTS OF CASH FLOWS for Three Months Ended March 31, 2006 and 2005

3

NOTES TO FINANCIAL STATEMENTS for March 31, 2006

4

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

6

ITEM 3.      CONTROLS AND PROCEDURES

14

PART II. – OTHER INFORMATION

15

ITEM 1.      LEGAL PROCEEDINGS

15

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

15

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5.      OTHER INFORMATION

15

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS
AT MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$152	$1,097
Accounts receivable, net of allowance for doubtful accounts of $16,000 and $6,000 at March 31, 2006 and December 31, 2005, respectively	76,128	14,664
Inventory, net	200,890	288,889
Prepayments and other current assets	23,242	67,753
Total current assets	300,412	372,403
Property and equipment, net	10,823	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at March 31, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
	12,000	12,000
Total assets	$323,235	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	26,570	49,498
Accounts payable trade	29,754	81,972
Accrued compensation	546,964	528,964
Other accruals	62,576	60,260
Notes payable and accrued interest – shareholder	2,993,094	2,684,810
Loans payable – shareholder	8,080	—
Total current liabilities	3,667,038	3,405,504
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 88,666,626 and 86,166,626 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	88,667	86,167
Additional paid-in capital	6,829,369	6,606,869
Accumulated deficit	(10,074,339)	(9,505,567)
	(3,156,303)	(2,812,531)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(3,343,803)	(3,000,031)
Total liabilities and stockholders’ deficit	$323,235	$405,473

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Sales	$110,431	$21,089

Cost of sales	83,321	20,283

Gross profit	27,110	806

Operating expenses:
Selling, general and administrative	509,854	363,872
Depreciation	15,819	43,404
Research and development expense	—	5,580
Allowance for doubtful accounts	10,000	—
Interest and financing expense	60,209	42,132

	595,882	454,988

Net loss	$(568,772)	$(454,182)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	87,833,293	56,086,904

The accompanying notes are an integral part of these financial statements.

 VIDEO WITHOUT BOUNBARIES, INC.

STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(568,772)	$(454,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,819	43,404
Allowance for doubtful accounts	10,000	—
Provisions for inventory write-offs	(29,334)	—
Interest on shareholder notes payable	60,209	42,132
Selling, general and administrative expenses	41,155	—
Stock issued for services and compensation	—	47,250
Change in assets and liabilities
(Increase) in accounts receivable	(71,464)	(17,784)
Decrease in inventories	117,333	20,194
(Increase) decrease in prepayments and other assets	44,511	(54,567)
(Decrease) in cash overdraft	(22,928)	—
(Decrease) in accounts payable	(52,218)	(6,122)
Increase in accrued compensation	18,000	34,250
Increase in other accruals	2,316	6,341

Net cash used in operating activities	(435,373)	(339,084)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,572)	(699)

Net cash used in investing activities	(5,572)	(699)

Cash flows from financing activities:
Proceeds from shareholder notes	440,000	266,000
Repayment of shareholder loans	—	(12,500)
Repayment of shareholder notes	—	(100,000)
Proceeds from issuance of stock	—	65,000
Collection of stock subscription	—	60,000

Net cash provided by financing activities	440,000	278,500

Net (decrease) in cash and cash equivalents	(945)	(61,283)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$152	$18,482

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees	$41,155	$—
Note payable to shareholder converted to capital	$225,000	$76,000
Stock issued for services and compensation	$—	$47,250
Interest on shareholder note payable	$60,209	$42,132

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three-month period ended March 31, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2005, included in the registrant’s Form 10-KSB for the year ended.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $10.1 million.  The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period April 1, 2006 through April 30, 2006 the Company has received approximately $90,000 as advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory has been written down to its net realizable value at March 31, 2006 of $200,890 and the results of operations include a write back of previous provisions totaling $29,334.

NOTE 4 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,993,094 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the three months ended March 31, 2006 the Company incurred interest on these notes totaling $60,209.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company (see note 6).

NOTE 5 - LOANS PAYABLE

The Company is obligated to a shareholder for $8,080 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 6 - COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2006 a stockholder converted $225,000 in notes payable into 2,500,000 shares of restricted common stock at $0.09 per share (see note 4).

NOTE 7 - RELATED PARTIES

During the three months ended March 31, 2006, the Company expensed an amount of $50,000 for the salary of the President.  As of March 31, 2006 a total of $546,964 for the period from January 1, 2002 through March 31, 2006 was unpaid and has been accrued.

During the three months ended March 31, 2006, the Company expensed $8,080 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable.

During the three months ended March 31, 2006, the Company expensed $33,075 in overhead costs incurred and paid by a shareholder with a corresponding increase in amounts due for notes payable.

NOTE 8 - CONTINGENCIES

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

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. (“the Company”) for the three months ended March 31, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2005. Historical results may not be indicative of future performance.

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

Portable Media Centers

MediaREADY™ Flyboy

The MediaREADY™ Flyboy, an ultra-slim portable MPEG4 media player and recorder allows the user to record up to 40 hours of video, store over 100,000 digital pictures, or hold over 6,000 songs on its 20 GB hard drive while enjoying it all on the move. The Flyboy has a pleasant to watch 3.5 inch LCD screen with built-in speakers. The internal USB 2.0 hard drive allows Flyboy to receive files from another MediaREADY™ unit or a PC. The Company is focused on delivering portable media technology in combination with the MediaREADY™ line allowing consumers to take their media on the go.

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

•

Built-In Speaker and Earphone output - whether you want to entertain your neighbors or keep it private, the Flyboy lets you plug in your earphones or crank it up over your built-in speakers.

MediaREADY™ CoPilot

The MediaREADY™ CoPilot, a new flash-based MPEG-4 portable, retails for under $200 and features AV input recording allowing for easy connection to DVD Player, VCRs, cable and satellite set-top boxes for simple recording of TV and movies.  Additional "pluses" includes video playback and recording on its 512MB flash drive. The unit memory is also expandable via its SD card slot enabling the CoPilot to store more than 5 hours of video at 320 x 240 @ 30f/s resolution. The CoPilot also supports MP3, WAV, and WMA formats and Line In Audio for simple playback and recording of music.

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

The Company plans to license the MediaREADY™ 4000, MediaREADY™ 5000, and the MediaREADY™ Module to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. All of our MediaREADY™ products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY™ Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications. As our products are groundbreaking and today unrivalled at the retail level, we are receiving interest from other consumer electronics companies in licensing our solutions. Licensing fees are one-time in nature and book only when a new device is deployed.

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

Demand for the Company’s products has been such that a number of content providers have agreed to provide content to the Company for distribution to deployed products. The provision of this content to the Company’s customers is highly profitable and further enhances the products offered. The Company is planning to launch a pilot of our Media on Demand service on deployed MediaREADY™ 4000 and MediaREADY™ 5000 units. The pilot’s goals are as follows:

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

While as of March 31, 2006, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the three months ended March 31, 2006 were $110,431 compared to $21,089 for the three months ended March 31, 2005. The increase was a result of orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the three months ended March 31, 2006 was $27,110 compared to $806 for the three months ended March 31, 2005.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the three months ended March 31, 2006 were $509,854 compared to $363,872 for the three months ended March 31, 2005. The increase was due to expenditures related to the developed our MediaREADY™ products and services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and net working capital of $152 and ($3,356,626), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended March 31, 2006.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date:  May 15, 2006

Video Without Boundaries, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

16