Form 10QSB
period 2006-06-30
VIDEO WITHOUT BOUNDARIES INC
filed 2006-08-21
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer’s common stock, as of July 31, 2006: 97,201,626 shares of common stock.

Video Without Boundaries, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

BALANCE SHEETS  AT JUNE 30, 2006 AND DECEMBER 31, 2005

1

STATEMENTS OF OPERATIONS  FOR THREE MONTHS ENDED JUNE 30, 2006 AND 2005

2

STATEMENTS OF OPERATIONS  FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

3

STATEMENTS OF CASH FLOWS  FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

4

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2006

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

8

ITEM 3.

CONTROLS AND PROCEDURES

17

PART II. – OTHER INFORMATION

18

ITEM 1.

LEGAL PROCEEDINGS

18

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5.

OTHER INFORMATION

18

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS
AT JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,768	$1,097
Accounts receivable, net of allowance for doubtful accounts of $61,580 and $6,000 at June 30, 2006 and December 31, 2005, respectively	15,901	14,664
Inventory, net	126,141	288,889
Prepayments and other current assets	13,140	67,753
Total current assets	164,950	372,403
Property and equipment, net	8,267	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at June 30, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
	12,000	12,000
Total assets	$185,217	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	29,149	49,498
Accounts payable trade	31,196	81,972
Accrued compensation	566,464	528,964
Other accruals	23,666	60,260
Notes payable and accrued interest – shareholder	3,168,041	2,684,810
Loans payable – shareholder	10,072	—
Total current liabilities	3,828,588	3,405,504
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 94,201,626 and 86,166,626 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	94,202	86,167
Additional paid-in capital	7,226,135	6,606,869
Accumulated deficit	(10,776,208)	(9,505,567)
	(3,455,871)	(2,812,531)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(3,643,371)	(3,000,031)
Total liabilities and stockholders’ deficit	$185,217	$405,473

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended June 30,
	2006	2005

Sales	$2,450	$9,243

Cost of sales	96,114	8,582

Gross profit	(93,664)	661

Operating expenses:
Selling, general and administrative	496,776	357,093
Depreciation	6,544	44,614
Research and development expense	—	—
Allowance for doubtful accounts	45,580	—
Interest and financing expense	59,303	49,879

	608,203	451,586

Net loss	$(701,867)	$(450,925)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	91,411,626	65,604,126

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Sales	$112,881	$30,332

Cost of sales	179,436	28,865

Gross profit	(66,555)	1,467

Operating expenses:
Selling, general and administrative	1,006,630	720,965
Depreciation	22,363	88,018
Research and development expense	—	5,580
Allowance for doubtful accounts	55,580	—
Interest and financing expense	119,512	92,011

	1,204,085	906,574

Net loss	$(1,270,640)	$(905,107)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	89,026,070	59,100,052

The accompanying notes are an integral part of these financial statements.

 VIDEO WITHOUT BOUNBARIES, INC.

STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,270,640)	$(905,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,363	88,018
Allowance for doubtful accounts	55,580	—
Provisions for inventory write-offs	75,927	—
Interest on shareholder notes payable	119,512	92,011
Selling, general and administrative expenses	74,191	—
Stock issued for services and compensation	18,900	59,250
Change in assets and liabilities
(Increase) in accounts receivable	(56,817)	(14,418)
(Increase) decrease in inventories	86,821	(115,689)
(Increase) decrease in prepayments and other assets	54,613	(156,509)
(Decrease) in cash overdraft	(20,349)	—
Increase (decrease) in accounts payable	(50,776)	16,667
Increase in accrued compensation	37,500	63,750
(Decrease) in other accruals	(36,594)	(32,823)

Net cash used in operating activities	(889,769)	(904,850)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,560)	(19,746)

Net cash used in investing activities	(9,560)	(19,746)

Cash flows from financing activities:
Proceeds from shareholder notes	908,000	801,000
Repayment of shareholder loans	—	(14,000)
Repayment of shareholder notes	—	(100,000)
Proceeds from issuance of stock	—	132,848
Collection of stock subscription	—	60,000

Net cash provided by financing activities	908,000	879,848

Net increase (decrease) in cash and cash equivalents	8,671	(44,748)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$9,768	$35,017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees	$74,191	$—
Note payable to shareholder converted to capital	$608,400	$166,000
Stock issued for services and compensation	$18,900	$59,250
Interest on shareholder note payable	$119,512	$92,011

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the six-month period ended June 30, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $10.8 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period July 1, 2006 through July 31, 2006 the Company has received approximately $89,000 as advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory has been written down to its net realizable value at June 30, 2006 of $126,141 and the results of operations include a charge of $75,927.

NOTE 4 - NOTES PAYABLE

The Company is obligated to a shareholder for $3,168,041 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the six months ended June 30, 2006 the Company incurred interest on these notes totaling $119,512.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company (see Note 6).

NOTE 5 - LOANS PAYABLE

The Company is obligated to a shareholder for $10,072 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 6 - COMMON STOCK TRANSACTIONS

On April 5, 2006 the capital stock of the Company was increased to 200 million common shares.

During the six months ended June 30, 2006 a stockholder converted $608,400 in notes payable into 7,900,000 shares of restricted common stock at prices ranging from $0.07 to $0.09 per share (see Note 4).

During the six months ended June 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $.14 per share.

NOTE 7 - RELATED PARTIES

During the six months ended June 30, 2006, the Company expensed an amount of $100,000 for the salary of the President. As of June 30, 2006 a total of $566,464 for the period from January 1, 2002 through June 30, 2006 was unpaid and has been accrued.

During the six months ended June 30, 2006, the Company expensed $10,072 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable.

During the six months ended June 30, 2006, the Company expensed $64,119 in overhead costs incurred and paid by a shareholder with a corresponding increase in amounts due for notes payable.

NOTE 8 – COMMITMENTS

On June 1, 2006 the Company entered into a one year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 4,400,000 Warrants, with each Warrant representing the right to purchase one share of Common Stock for $0.17 per share at any time through the third year following issuance. The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009.

NOTE 9 - CONTINGENCIES

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

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. (“the Company”) for the six months ended June 30, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2005. Historical results may not be indicative of future performance.

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

Portable Media Centers

With the mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet and move that media around their homes. The world is moving away from the storefront delivery of media to a new all-digital distribution system. Consumers are becoming used to the benefits and quality of digital media goods and online digital media. For example, PCs, digital cameras, USB storage devices, MP3 players, CDs, and DVDs are all broadly accepted consumer devices that are changing the way we view media. Consumers no longer store their pictures, videos or audio files on tapes or other antiquated storage mechanisms.

The acceptance of digital media and storage options, coupled with new digital and Internet Protocol (IP) distribution methods, is resulting in new Convergence devices being introduced to consumers that allow for:

•

Universal Playback and storage of all digital media rented and purchased by the consumer;

•

Consumers to have “on-demand” or immediate access to all digital media purchased & available for rental; and

•

All forms of digital media to be played on all traditional audio/video equipment within the home, but also on relatively new, increasingly portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways. Supporting and exploiting this new consumer behaviour requires:

•

Simple to use devices that conform to existing consumer behaviour and media needs;

•

Products which easily enable access to and management of online and in-home digital media;

•

A conceptual bridge between the “home PC” and the living room environment;

•

The ability to create or support mobility; and

•

Exploitation on the concept of technology as fashion

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

•

Photo viewing

•

Video output for playback of video onto TV

•

Games

•

Calendar

•

Clock

•

Built-in speakers

•

FM radio

MediaREADY™ Glider

The MediaREADY™ Glider, a portable FM radio recorder, MP3 and MP4 video player and FM radio recorder. Available in both 1GB and 2GB varieties which provide over 15 and 30 hours of music or over 8 and 16 hours of video storage respectively.

Product Features:

•

1.8" OLED screen with 65K color display

•

Built in FM turner with 40 Channel station memory

•

Software supports simple conversion of MP1/MP2/WMA/WMV/ASF/WAV/MTV formatted files to supported playback formats

•

7 user chosen Equlaizer settings: POP, Classic, Jazz, Rock, Soft, Dbb, Normal;

•

External voice recording for capturing audio meetings, taking dictation or general reminders

•

No drivers needed for USB 2.0 connection to your Windows 2000/XP/ME PC

•

Built in rechargeable lithium battery with long life operation

•

Tel-book function to make your address book portable

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

While as of June 30, 2006, the Company had no portion of the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics market due to its development and testing of products for distribution launch in the United States, we have recently entered the retail market on a limited basis through a limited number of distributors. There can be no assurances that we will be able to further penetrate retail markets in the future because of the need for the Company to raise additional capital to fund its sales and marketing efforts.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the six months ended June 30, 2006 were $112,881 compared to $30,332 for the six months ended June 30, 2005. The increase was a result of orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the six months ended June 30, 2006 was ($66,555) compared to $1,467 for the six months ended June 30, 2005.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the six months ended June 30, 2006 were $1,006,630 compared to $720,965 for the six months ended June 30, 2005. The increase was due to expenditures related to the developed our MediaREADY™ products and services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash and net working capital of $9,768 and ($3,663,638), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended June 30, 2006. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date:  August 21, 2006

Video Without Boundaries, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

19