Form 10QSB
period 2006-09-30
MediaREADY Inc
filed 2006-11-20
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

Commission File No: 0-31497

———————

MediaREADY, INC.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006: 105,311,626 shares of common stock.

MediaREADY, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

BALANCE SHEETS  AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

1

STATEMENTS OF OPERATIONS  FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2

STATEMENTS OF OPERATIONS  FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

3

STATEMENTS OF CASH FLOWS  FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

4

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2006

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

8

ITEM 3.

CONTROLS AND PROCEDURES

19

PART II. – OTHER INFORMATION

20

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS

20

SIGNATURES

21

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIAREADY, INC.

BALANCE SHEETS
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$282	$1,097
Accounts receivable, net of allowance for doubtful accounts of $68,104 and $6,000 at September 30, 2006 and December 31, 2005, respectively	3,548	14,664
Inventory, net	33,249	288,889
Prepayments and other current assets	9,606	67,753
Total current assets	46,685	372,403
Property and equipment, net	9,497	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at September 30, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
	12,000	12,000
Total assets	$68,182	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	700	49,498
Accounts payable trade	42,838	81,972
Accrued compensation	596,950	528,964
Other accruals	58,004	60,260
Derivative financial instruments	23,000	-
Notes payable and accrued interest – shareholder	2,950,355	2,684,810
Loans payable – shareholder	9,004	—
Total current liabilities	3,680,851	3,405,504
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 105,311,626 and 86,166,626 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	105,312	86,167
Additional paid-in capital	7,864,625	6,606,869
Accumulated deficit	(11,395,106)	(9,505,567)
	(3,425,169)	(2,812,531)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(3,612,669)	(3,000,031)
Total liabilities and stockholders’ deficit	$68,182	$405,473

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

Sales	$10,900	$79,257

Cost of sales	93,514	58,696

Gross profit (loss)	(82,614)	20,561

Operating expenses:
Selling, general and administrative	460,336	529,820
Depreciation	1,342	45,010
Research and development expense	—	—
Allowance for doubtful accounts	6,524	—
Interest and financing expense	68,083	54,376

	536,285	629,206

Net loss	$(618,899)	$(608,645)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	99,104,959	72,637,459

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Sales	$123,781	$109,589

Cost of sales	272,950	87,561

Gross profit (loss)	(149,169)	22,028

Operating expenses:
Selling, general and administrative	1,466,966	1,250,785
Depreciation	23,705	133,028
Research and development expense	—	5,580
Allowance for doubtful accounts	62,104	—
Interest and financing expense	187,595	146,387

	1,740,370	1,535,780

Net loss	$(1,889,539)	$(1,513,752)

Basic and fully diluted loss per share	$(0.02)	$(0.02)

Weighted-average number of shares used in computing per share amounts	90,904,682	61,852,922

The accompanying notes are an integral part of these financial statements.

MediaREADY, Inc.

STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,889,539)	$(1,513,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,705	133,028
Allowance for doubtful accounts	62,104	—
Provisions for inventory write-offs	165,913	—
Interest on shareholder notes payable	187,595	146,387
Selling, general and administrative expenses	152,176	—
Fair value of stock warrants	23,000	--
Stock issued for services and compensation	19,900	59,250
Change in assets and liabilities
(Increase) in accounts receivable	(50,988)	(39,590)
(Increase) decrease in inventories	89,727	(380,854)
(Increase) decrease in prepayments and other assets	58,147	(9,974)
Increase (decrease) in cash overdraft		—
Increase (decrease) in accounts payable	(12,356)	10,716
Increase in accrued compensation	67,986	99,250
(Decrease) in other accruals	(2,256)	(76,154)

Net cash used in operating activities	(1,104,886)	(1,571,693)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,132)	(22,024)

Net cash used in investing activities	(12,132)	(22,024)

Cash flows from financing activities:
Proceeds from shareholder notes	1,182,000	1,421,000
Repayment of shareholder loans	(17,000)	(15,200)
Repayment of shareholder notes	—	(100,000)
Repayment of short-term debt	(48,797)	-
Proceeds from short-term debt	-	16,313
Proceeds from issuance of stock	—	132,848
Collection of stock subscription	—	60,000

Net cash provided by financing activities	1,116,203	1,514,961

Net (decrease) in cash and cash equivalents	(815)	(78,756)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$282	$1009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees	$152,176	$—
Note payable to shareholder converted to capital	$1,257,000	$678,000
Stock issued for services and compensation	$19,900	$59,250
Interest on shareholder note payable	$187,595	$146,387
Cost attributed to recording fair value of stock warrants	$23,000	$-
Accounts payable converted to note payable shareholder	$26,778	$-

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the nine-month periods ended September 30, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

On August 22, 2006 the Company executed an Amendment to the Articles of Incorporation changing its name from Video Without Boundaries, Inc. to MediaREADY, Inc.  The Amendment was recorded with the state of Florida on August 31, 2006.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $11.4 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2006 through October 31, 2006 the Company has received approximately $136,000 as cash advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory has been written down to its net realizable value at September 30, 2006 of $33,249 and the results of operations include a charge of $165,913.

NOTE 4 - NOTES PAYABLE

The Company is obligated to a shareholder for $2,950,355 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the nine months ended September 30, 2006 the Company incurred interest on this note totals $187,595.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock;.  Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see Note 6).

NOTE 5 - LOANS PAYABLE

The Company is obligated to a shareholder for $9,004 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 6 - COMMON STOCK TRANSACTIONS

On April 5, 2006 the capital stock of the Company was increased to 200 million common shares.

During the nine months ended September 30, 2006 a stockholder converted $1,257,000 in notes payable into an aggregate of 19,000,000 shares of restricted common stock at prices ranging from $0.05 to $0.09 per share (see Note 4).  Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the nine months ended September 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $.14 per share.

During the nine months ended September 30, 2006 the Company issued 10,000 shares of restricted common stock to employees for services rendered at $.10 per share.

NOTE 7 - RELATED PARTIES

During the nine months ended September 30, 2006, the Company expensed an amount of $150,000 for the salary of the President. As of September 30, 2006 a total of $585,964 for the period January 1, 2002 through September 30, 2006 was unpaid and has been accrued.

During the nine months ended September 30, 2006, the Company expensed $26,004 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable.

During the nine months ended September 30, 2006, the Company expensed $126,172 in overhead costs incurred and paid by a shareholder with a corresponding increase in amounts due for notes payable.

NOTE 8 – COMMITMENTS

On June 1, 2006 the Company entered into a one year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 4,400,000 Warrants, with each Warrant representing the right to purchase one share of Common Stock for $0.17 per share at any time through the third year following issuance. The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement, the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009.  No services have been provided and the Company is currently in the process of having the contract cancelled.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2006 the Company had outstanding warrants to purchase 300,000 shares of restricted Common Shares, at an exercise price of $1.30 per warrant share. The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $23,000 for the stock warrants using the “Black Scholes” model at September 30, 2006 and reserved 300,000 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	154%

The following table summarizes the stock warrant activity:

Number of Shares
September 30, 2004
Warrants granted (five year term expiring April 2, 2009)	100,000
Warrants exercised	—

September 30, 2005
Warrants granted (five year term expiring April 2, 2010)	100,000
Warrants exercised	—

September 30, 2006
Warrants granted (five year term expiring April 2, 2011)	100,000
Warrants exercised	—

300,000

NOTE 10 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has informally agreed to forbear from any action at this time.  Management anticipates, but can not assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-QSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion of the financial condition and results of operations of MediaREADY, Inc. (sometimes referred to as the “Company”, ”we” or “our”) for the nine months ended September 30, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2005. Historical results may not be indicative of future performance.

The Company’s ability to grow profitably in this business will depend in part on economic conditions and a pick-up in demand for integrated convergent system projects. Future results will also depend in part on the Company’s ability to drive profitable growth in retail sales, integrated convergent systems and innovative products and services.

The Company can not be sure that its services and products or the services and products of their vendors, channel partners etc. do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients.  These claims could cost the Company money, prevent it from offering some services or products, or damage its reputation.

In addition system development activity may require the Company to make significant up-front investments. In the early phases of deployment, gross margins may be lower than in later years when the work force and facilities have been rationalized for efficient operations.

The success of the Company’s business is dependant on strong, long-term client relationships, and on its reputation for responsiveness and quality.  As a result, if a client is not satisfied with the Company’s services or products, its reputation could be damaged and its business adversely affected.

The Company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend in part on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial conditions of and company’s relationship with distributors and other indirect channel partners.

OVERVIEW

On August 22, 2006 the Company executed an Amendment to the Articles of Incorporation changing its name from Video Without Boundaries, Inc. to MediaREADY, Inc.  The Amendment was recorded with the state of Florida on August 31, 2006.  The name change is a direct result of the Company’s evolution and marketing efforts to build both brand and Company awareness of our MediaREADY software and products while staying focused on emerging convergent technologies.  The Company differentiates itself by offering market-ready hardware and innovative software and infrastructure solutions with low entry price and ease-of-use advantages over known existing or planned competitive technology.

On September 22, 2006 the Company’s stock symbol changed from “VDWB” to “MRED”.

The Company is developing new products and services in regard to its media convergence business within the entertainment marketplace. All major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With global broadband growth, the Company is attempting to capitalize in this market.

Our goals within the entertainment marketplace are to:

•

develop, license, produce and distribute affordable ‘state-of-the-art’ interactive consumer electronics

•

establish the Company within the media-on-demand marketplace

•

promote the distribution of affordable digital media

•

expand market share with services and products within the video on demand (IP) marketplace

•

increase efficiency and remain responsive in design, development and delivery processes while maintaining competitive prices

•

build both industry and end-user brand equity through its potential new partnerships and business ventures

•

generate revenue streams from after market services and content delivery

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

•

Pricing changes

•

Economic conditions generally or in the information technology products and services markets

•

Availability of technology

•

The overall consumer demand for our products and services

•

The volume of shipments

•

The mix of services and products purchased by our customers

•

The prices we obtain for services

•

Our ability to manage our cost structure for capital expenditures and operating expenses such as salary, benefits, shipping costs, research, development and design.

The Company expects these trends to continue.

The Company’s products are among the first consumer electronics to achieve the long-awaited convergent entertainment. MediaREADY™ units have the ability to connect PC’s to home entertainment stereo and TV systems, linking digital media content stored on PC’s to its onboard hard drive using wireless technology.

As of September 30, 2006 our media center products had utilized VIA Technology EPIA processing.  Due to emerging technology and the decreasing availability of the VIA processor coupled with our software improvements allowed for the development of a more stable media center platform utilizing a higher quality processor.  The new media center platform utilizing Intel processing will be introduced in Q4 2006.  ..

The Company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life-cycles and continually changing customer demand patterns.  Future success will depend in part on the company’s ability to anticipate and respond to trends and to design, develop, introduce, deliver or obtain new and innovative products and services on a timely and cost-effective basis. The Company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences.  Additionally the market may not demand or accept its product or service offerings.  Further, products and services developed by competitors may make the Company’s products and services less-competitive.

BROADBAND MEDIA MARKETPLACE

With consumer mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet, satisfying the consumer’s need for mobile media. Trends indicate a global movement away from the storefront delivery of media to the new digital delivery process.  Consumers are beginning to experience and understand the benefits of quality digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices which also changes the way consumers view media. An increasing number of consumers prefer digital storage devices for pictures, videos, and/or audio files over existing antiquated storage mechanisms.

The increasing acceptance of digital media and storage options, coupled with digital Internet Protocol (IP) distribution methods  is resulting in new convergence devices being introduced to consumers that allow for:

•

Universal Playback and storage of all digital media rented and purchased by the consumer

•

“On-demand” or immediate access to all digital media purchased & available for rental

•

Digital media to be played on their existing audio/video equipment within their home, as well as their portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways. Supporting this new consumer behavior requires the following:

•

Simple to use devices that satisfy consumer media needs

•

A conceptual bridge between the “home PC” and the living room entertainment environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

PRINCIPAL PRODUCTS

MEDIA CENTERS

MediaREADY™ 4000

The MediaREADY™ 4000 connects to the home user’s TV, stereo, home network and internet to bring your digital media into a single device. As the medium of media delivery is shifting from tangible products to electronic media, new capabilities are required from the essential entertainment devices in the consumer’s living rooms. The MediaREADY™ 4000 is a product that was designed to provide for the consumer’s changing needs. The MediaREADY™ 4000 comes with support for an essential suite of TV-centric media applications to help create an easy to navigate environment for controlling a consumer’s entertainment choices. In addition, the product serves as an upgradeable platform that allows consumers to update the features and content to ensure their ability to enjoy this product well into the future.

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

•

TV email on your flat screen from your sofa (create and manage multiple accounts)

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

•

Unmatched level of connectivity for USB, 1394, component or composite video peripherals

•

Remotely upgradeable to ensure the latest applications, services and content

MediaREADY™ 5000

The MediaREADY™ 5000 combines a suite of popular TV-centric applications for digital media management and communication with an advanced TV  program guide and the ability to record broadcast media on either the internal hard drive or on DVD discs.  The concept of time shifting television is gaining mass acceptance. Consumers can access digital media files on the unit’s internal drive, any PC on their in-home network, and connected peripheral devices. Additionally, the unit brings e-mail, internet browser, on-demand content, games, as well as MP3/CD/DVD/MPEG-1/MPEG-2/MPEG-4 playback to any connected television.

PORTABLES

With consumer mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet, satisfying the consumer’s need for mobile media. Trends indicate a global movement away from the storefront delivery of media to the new digital delivery process.  Consumers are beginning to experience and understand the benefits of quality digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices which also changes the way consumers view media. An increasing number of consumers prefer digital storage devices for pictures, videos, and/or audio files over existing antiquated storage mechanisms.

The increasing acceptance of digital media and storage options, coupled with digital Internet Protocol (IP) distribution methods, is resulting in new convergence devices being introduced to consumers that allow for:

•

Universal Playback and storage of all digital media rented and purchased by the consumer

•

“On-demand” or immediate access to all digital media purchased and available for rental

•

Digital media to be played on their existing audio/video equipment within their home, as well as their portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways. Supporting this new consumer behavior requires the following:

•

Simple to use devices that satisfy consumer media needs

•

A conceptual bridge between the “home PC” and the living room entertainment environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

MediaREADY™ Flyboy

The MediaREADY™ Flyboy, a portable MPEG4 media player and recorder allows the user to record up to 40 hours of video, store over 100,000 digital pictures, or hold over 6,000 songs on its 20 GB hard drive. The Flyboy has a 3.5 inch LCD screen with built-in speakers. The internal USB 2.0 hard drive allows the Flyboy to receive files from the consumer’s PC or other MediaREADY™ units.

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

MediaREADY™ CoPilot

The MediaREADY™ CoPilot, a new flash-based MPEG-4 portable, retails for under $200, and features AV input recording allowing for easy connection to DVD Player, VCRs, cable and satellite set-top boxes for simple recording of TV and movies. Additional "pluses" includes video playback and recording on its 512MB flash drive. The unit memory is also expandable via its SD card slot enabling the CoPilot to store more than 5 hours of video at 320 x 240 @ 30f/s resolution. The CoPilot also supports MP3, WAV, and WMA formats and Line In Audio for simple playback and recording of music.

Other features include:

•

Internal microphone for voice recording

•

Photo viewing

•

Video output for playback of video onto TV

•

Games

•

Calendar

•

Clock

•

Built-in speakers

•

FM radio

MediaREADY™ Glider

The MediaREADY™ Glider, a portable FM radio recorder, MP3 and MP4 video player and FM radio recorder, is available in both 1GB and 2GB varieties which provide over 15 and 30 hours of music or over 8 and 16 hours of video storage respectively.

Product Features:

•

1.8" OLED screen with 65K color display

•

Built in FM turner with 30 Channel station memory

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

•

Built in rechargeable lithium battery with long life operation

•

Tel-book function to make your address book portable

MediaREADY™ Aero

The MediaREADY™ Aero, flash-based MP3 players of varying storage configurations, range in price from $29 to $125.  Weighing in at just over an ounce and under 4” in length the ultra-portable Aero is clearly the brightest new star in the MediaREADY line.

Product Features:

•

128 MB – 2 GB storage

•

MP3 playback

•

FM tuning

•

FM recording

•

Voice recording

•

Up to 72 hours of recording time

•

Windows Media, ASF and WAV audio support

•

USB 2.0 interface

PRINCIPAL SERVICE NETWORKS

AOL AIM: AOL’s free AIM’s service is at the center of the world’s largest and most dynamic online communities.  The AIM service offers instant messaging, e-mail, SMS mobile texting, voice and video chat services, as well as the popular Buddy List ® feature.  Consumers will be able to access the global AIM community instantly at no additional cost.

RapidSolutions: RapidSolution’s popular software, Tunebite, increases the ability to convert music and video clips for playback and management.

Skype:  The Skype (an eBay company) Voice over IP application is available in 27 languages.  Skype is the world’s fastest growing service for Internet communication, providing unlimited voice and video calls globally at no cost to the consumer.

myMediaREADY portal: TV-centric web portal created by the Company.  This portal brings a number of diverse internet enabled services to the consumer with easy access, including but not limited to, video (Google Video, Intelliflex), music and radio (All MP3 players, Napster, AOL Music), pictures (AOL Pictures, Flicker.com), sports (ESPN.Go.NBC.com), news (CNN.Com, NY Times), art (BCC Online, ESPN), business (Bank of America Yahoo Personal), games (Party Poker), world (Wikipedia.com), computers (Yahoo,Microsoft.com), health (Institute of Health), home, kids and teens, recreation reference (Orbitz.com, EXPEDIA.com), science (National geographic), society (My Space IRS).

FUTURE PRODUCTS

MEDIA CENTERS

MediaREADY™ MC and MediaREADY™ MC/HD

These upcoming models, designed to fill the market channels originally occupied by our earlier media center platforms (MediaREADY 4000 and MediaREADY 5000), will share multiple, user friendly core applications that take our consumer to the next level of digital media management and communication.

OEM Licensing

To architect and build new convergent products requires extensive knowledge and expertise in both hardware and software development.  The management of aftermarket media/application deployment is going to require a critical technological understanding as well as software and network solutions beyond most of today’s Consumer Electronics (CE) and Personal Computer (PC) manufacturers. The Company sees this as a potential opportunity to diversify its revenue streams in the future.

The Company plans to license the MediaREADY™ software to CE manufacturers interested in deploying a variety of competitive broadband-enabled devices. Our MediaREADY™ products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY™ Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.

The OEM licensing of our MediaREADY™ products is intended to expand our content base as well as increase the economies of scale for producing our MediaREADY™ product line. To date, discussions with branded OEMs have taken place and the Company is looking forward to cultivating these business relationships.

MediaREADY™ Delivery Network (MRDN)

While the sale of our hardware is anticipated to constitute the bulk of our near-term revenue, we anticipate growth from direct sales and commissions generated by third-party licensees.  Direct sales and commissions may be generated over the life of the device from aftermarket consumer purchases via our MRDN. With significant deployment and integration, non-license fee revenues may eclipse our base licensing revenue. Most general system and OS patches should be free to the end-user, however; we may offer enhanced bundled upgrades ranging from $5 to $50 per unit (games packs, advanced photo managers, ITV applications, etc.)

The Company has generated dialogue with a number of diverse content providers who have expressed interest in the provision of content for distribution to deployed products. The provision of this content to the Company’s customers is anticipated to be profitable and further enhances the products offered with potential for long term shareholder value. The Company plans a pilot launch of our Media on Demand service upon significant deployment of units. The pilot’s goals will be to:

•

deliver DVD quality movies direct to MediaREADY™ devices

•

provide subscription based Media on Demand - music and video delivery services

•

determine technology and financial requirements for large-scale deployment of our MediaREADY™ Delivery Network (MRDN) for broader product support

We have initiated collaborative efforts with a variety of companies involved in the distribution of media over the IP channel. These consist of three categories:

•

Online media distributors

•

Niche and independent content owners

•

Studio and label content owners

Online Media Distributors: Rhapsody, Napster, iTunes, Movielink and CinemaNow are examples of online businesses that utilize the Internet to distribute content on behalf of the content owner. The MediaREADY™ products are compatible with all of these services. The Company plans to negotiate fees for each service, with that each new MediaREADY™ subscriber receives a one time or residual royalty on all media sales of each service. These services may increase consumer satisfaction levels of compatibility with main-stream digital media service.

Other examples of announced content partners within this market are: Blastro.com (music videos); King Biscuit (music and video); Live365 (internet radio); and Ingrooves (specialty music distributor).

Niche and Independent Content Owners: The introduction of high speed data access to the masses has fueled a surge in development of a new breed of online content. Individually produced movies, TV shows, news, music, etc. are proliferating throughout the internet. VLogs, streaming TV stations, and the introduction of video search engines by Google and Yahoo further feed the phenomenon. Consumers watching the Internet have expressed a desire for a delivery method for this content on their televisions. The Company has forged new relationships with independent and select studio/label contacts to utilize their content.

 Studio and Label Content Owners: The Company has met with studio and label representatives to discuss potential deliverables. Further, the Company and a distributor (who has IP distribution rights from movie studios as well as record labels and clearing houses for online music services) have discussed a potential arrangement when a significant number of units have been deployed.

STRATEGY

Product Marketing

We have specifically targeted mid-level retailers such as CompUSA, MicroCenter, and Brandsmart.  This mid-level retailer focus provides for efficient management and sufficient support to these accounts.

We believe that familiar, well-diffused devices can be extended to become convergence platforms used to inject new technologies into the home which may ultimately prove a more attractive option, for the consumer, than personal computers.

Sales Approach

The Company is engaged with several online/catalogue retailers including: TigerDirect, eCost, PC Connection.  MediaREADY™ products may provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media).

Many consumers understand the basic MediaREADY™ features (DVD, PVR, Internet Access).  Key sales points are:

•

consolidation of several popular devices (and features) into one convergent unit

•

user friendly

•

inexpensive upgrades available via software downloads from the internet

•

“best buy for the dollar”

CUSTOMERS

The Company remains focused on developing long-term relationships with clients that will range from retail consumers to small, medium, and large business customers. Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If our clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services, our business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company’s expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. Based upon recent informal discussions with prospective customers, the Company does not currently believe that it will derive a significant portion of its revenues from a limited number of clients in the near term. However, we can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

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

Requires PC and extensive PC proficiency from the user

•

Expensive (averaging $849)

Consumer Electronics Manufacturers: Media Server

•

Expensive (averaging $7442)

The Company’s competitors include computer hardware manufacturers, software providers, system integrators, consulting and other professional services firms, outsourcing providers, and network service providers. Some of the Company’s competitors may develop competing products and services that offer better- price-performance or that reach market in advance of the Company’s offerings.  Some competitors may have or may develop greater financial and other resources than the Company, with enhanced ability to compete for market share generally, in some instances through significant economic incentives to secure contracts.  Others may also be better able to compete for skilled professionals. Any and all of these scenarios could have an adverse effect on the company’s business.  Future results will depend on the Company’s  ability to mitigate the effects of aggressive competition on revenues, on pricing and margins and on and on the Company’s ability to attract and retain talented people.

The Company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend in part on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial conditions of and company’s relationship with distributors and other indirect channel partners.

OTHER DEVELOPMENTS

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has informally agreed to forbear from any action at this time.  Management anticipates, but can not assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit.

The third quarter and year-to-date results were substantially impacted by the onset of new technology which created an availability glitch with regard to our prior media center platform (used in our MediaREADY 4000 and MediaREADY 5000) processor, an integrated circuit product, manufactured by our vendor, VIA Technologies, Inc.

The aforementioned created a need for strategic re-evaluation.  Purchase Orders had been placed, the deliverable was off schedule, and new technology emerged.  Should the Company continue to invest in a lesser quality product produced by a second tier manufacturer or should we accept an immediate loss to gain a high-end product with a globally-recognized first tier manufacturer, Intel.  The Company decided that upgrading the

MediaREADY products (from VIA to Intel) was a win-win scenario.  The customer receives a cutting edge product, the company forges a new partnership with a well-respected industry leader and our investors obtain long-term shareholder value.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the nine months ended September 30, 2006 were $123,781 compared to $109,589 for the nine months ended September 30, 2005.  Several factors contributed to the Company’s minimal increase in sales.  Factors include:

•

emerging technology advancements caused delays with existing technology while ultimately providing the consumer with a superior media center platform

•

key vendor production delays / cancellations

•

development delays for fulfillment of anticipated orders

Gross Profit

Gross Profit for the nine months ended September 30, 2006 was ($149,169) compared to $22,028 for the nine months ended September 30, 2005.  Gross profit decreased due to the Company needing to offset the inventory supported by our prior media center platform powered by the VIA processor.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the nine months ended September 30, 2006 were $1,466,966 compared to $1,250,785 for the nine months ended September 30, 2005.  The increase in general and administrative expenses is due to the focused efforts to improve our media center platform, improve the MediaREADY software, and the development of our line of portable media players.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash and net working capital of $282 and ($3,634,166), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

While the Company has sustained losses, certain current shareholders of the Company have been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

On December 3, 2005, the Company and a stockholder/creditor David Aubel. entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock;.  Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see Note 6).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Corporation to concentration of credit risk consist primarily of accounts receivable. The Company believes that it is not exposed to any significant credit risk on accounts receivable

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended September 30, 2006. In the event we were to receive sufficient funds for operational purposes, we do plan to retain the services of additional internal management staff to assist current management with the monitoring of the company’s internal controls and procedures. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006 a stockholder converted $1,257,000 in notes payable into an aggregate of 19,000,000 shares of restricted common stock at prices ranging from $0.05 to $0.09 per share. Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the nine months ended September 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $.14 per share.

During the nine months ended September 30, 2006 the Company issued 10,000 shares of restricted common stock to employees for services rendered at $.10 per share.

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

32.1

Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 2006

MediaREADY, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

21