Form 10QSB/A
period 2006-09-30
MediaREADY Inc
filed 2006-11-28
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

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

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS

20

SIGNATURES

21

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIAREADY, INC.

BALANCE SHEETS
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$282	$1,097
Accounts receivable, net of allowance for doubtful accounts of $68,104 and $6,000 at September 30, 2006 and December 31, 2005, respectively	3,548	14,664
Inventory, net	33,249	288,889
Prepayments and other current assets	9,606	67,753
Total current assets	46,685	372,403
Property and equipment, net	9,497	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at September 30, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
	12,000	12,000
Total assets	$68,182	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$700	$49,498
Accounts payable trade	42,838	81,972
Accrued compensation	596,950	528,964
Other accruals	58,004	60,260
Derivative financial instruments	23,000	-
Notes payable and accrued interest – shareholder	2,950,355	2,684,810
Loans payable – shareholder	9,004	—
Total current liabilities	3,680,851	3,405,504
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 105,311,626 and 86,166,626 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	105,312	86,167
Additional paid-in capital	7,864,625	6,606,869
Accumulated deficit	(11,395,106)	(9,505,567)
	(3,425,169)	(2,812,531)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(3,612,669)	(3,000,031)
Total liabilities and stockholders’ deficit	$68,182	$405,473

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005

Sales	$10,900	$79,257

Cost of sales	93,514	58,696

Gross profit (loss)	(82,614)	20,561

Operating expenses:
Selling, general and administrative	460,336	529,820
Depreciation	1,342	45,010
Research and development expense	—	—
Allowance for doubtful accounts	6,524	—
Interest and financing expense	68,083	54,376

	536,285	629,206

Net (loss)	$(618,899)	$(608,645)

Basic and fully diluted (loss) per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	99,104,959	72,637,459

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Sales	$123,781	$109,589

Cost of sales	272,950	87,561

Gross profit (loss)	(149,169)	22,028

Operating expenses:
Selling, general and administrative	1,466,966	1,250,785
Depreciation	23,705	133,028
Research and development expense	—	5,580
Allowance for doubtful accounts	62,104	—
Interest and financing expense	187,595	146,387

	1,740,370	1,535,780

Net (loss)	$(1,889,539)	$(1,513,752)

Basic and fully diluted (loss) per share	$(0.02)	$(0.02)

Weighted-average number of shares used in computing per share amounts	90,904,682	61,852,922

The accompanying notes are an integral part of these financial statements.

MediaREADY, Inc.

STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,889,539)	$(1,513,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,705	133,028
Allowance for doubtful accounts	62,104	—
Provisions for inventory write-offs	165,913	—
Interest on shareholder notes payable	187,595	146,387
Selling, general and administrative expenses	152,176	—
Fair value of stock warrants	23,000	--
Stock issued for services and compensation	19,900	59,250
Change in assets and liabilities
(Increase) in accounts receivable	(50,988)	(39,590)
(Increase) decrease in inventories	89,727	(380,854)
(Increase) decrease in prepayments and other assets	58,147	(9,974)
Increase (decrease) in cash overdraft		—
Increase (decrease) in accounts payable	(12,356)	10,716
Increase in accrued compensation	67,986	99,250
(Decrease) in other accruals	(2,256)	(76,154)

Net cash used in operating activities	(1,104,886)	(1,571,693)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,132)	(22,024)

Net cash used in investing activities	(12,132)	(22,024)

Cash flows from financing activities:
Proceeds from shareholder notes	1,182,000	1,421,000
Repayment of shareholder loans	(17,000)	(15,200)
Repayment of shareholder notes	—	(100,000)
Repayment of short-term debt	(48,797)	-
Proceeds from short-term debt	-	16,313
Proceeds from issuance of stock	—	132,848
Collection of stock subscription	—	60,000

Net cash provided by financing activities	1,116,203	1,514,961

Net (decrease) in cash and cash equivalents	(815)	(78,756)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$282	$1009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$—	$—

Non-cash movements affecting investing and financing transactions:
Note payable to stockholders for professional and other fees	$152,176	$—
Note payable to shareholder converted to capital	$1,257,000	$678,000
Stock issued for services and compensation	$19,900	$59,250
Interest on shareholder note payable	$187,595	$146,387
Cost attributed to recording fair value of stock warrants	$23,000	$-
Accounts payable converted to note payable shareholder	$26,778	$-

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $11.4 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party has funded the operational needs of the Company. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2006 through October 31, 2006 the Company has received approximately $136,000 as cash advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

NOTE 4 - NOTES PAYABLE

The Company is obligated to a related party for $2,950,355 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the nine months ended September 30, 2006 the Company incurred interest on this note totals $187,595.

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock;.  Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see Note 6).

NOTE 5 - LOANS PAYABLE

The Company is obligated to a shareholder for $9,004 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 6 - COMMON STOCK TRANSACTIONS

On April 5, 2006 the capital stock of the Company was increased to 200 million common shares.

During the nine months ended September 30, 2006 a related party converted $1,257,000 in notes payable into an aggregate of 19,000,000 shares of restricted common stock at prices ranging from $0.05 to $0.09 per share (see Note 4).  Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the nine months ended September 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $.14 per share.

During the nine months ended September 30, 2006 the Company issued 10,000 shares of restricted common stock to employees for services rendered at $.10 per share.

NOTE 7 - RELATED PARTIES

During the nine months ended September 30, 2006, the Company expensed an amount of $150,000 for the salary of the President. As of September 30, 2006 a total of $585,964 for accrued salaries due to the President, for the period January 1, 2002 through September 30, 2006 remain unpaid.

During the nine months ended September 30, 2006, the Company expensed $26,004 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable.

During the nine months ended September 30, 2006, the Company expensed $126,172 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for notes payable.

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

The following is a discussion of the financial condition and results of operations of MediaREADY, Inc. (sometimes referred to as the “Company”, “we” or “our”) for the nine months ended September 30, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2005. Historical results may not be indicative of future performance.

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

The shares of the Company’s restricted common stock were issued pursuant to Section 4 (2) under the Securities Act of 1933, as amended (the “Securities Act”), based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

10.12

Executive Employment Contract with Terry Glatt dated April 2, 2004 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)

10.14

Debt Conversion Agreement with David Aubel dated December 3, 2005 (incorporated by reference from Annual Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 12/06/05)

10.15

Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006

10.16

Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 27, 2006

MediaREADY, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

21