Form 10KSB
period 2006-12-31
MediaREADY Inc
filed 2007-05-15
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB

______________

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For The Fiscal Year Ended December 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission File No: 0-31497

______________

MediaREADY, INC.

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

Title of Class: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $1,211,506.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2007 was approximately $10,879,936.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2007: 122,411,626 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

MediaREADY, INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I

4

ITEM 1.     DESCRIPTION OF BUSINESS

4

ITEM 2.     DESCRIPTION OF PROPERTY

10

ITEM 3.     LEGAL PROCEEDINGS

10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

12

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

12

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

13

ITEM 7.     FINANCIAL STATEMENTS

18

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

18

ITEM 8A.  CONTROLS AND PROCEDURES

18

ITEM 8B.  OTHER INFORMATION

18

PART III

18

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL

PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH

SECTION 16(A) OF THE EXCHANGE ACT.

18

ITEM 10.   EXECUTIVE COMPENSATION

19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

20

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

20

ITEM 13.   EXHIBITS

21

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

22

SIGNATURES

23

FINANCIAL STATEMENTS

F-1

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-KSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious ongoing working capital shortage; continued reliance upon a single source of debt financing with no assurances of continued funding by such source; no current agreements, arrangements, or understandings for funding from other sources; no assurances that we may secure any other funding sources; no assurances of and uncertainty of future profitability; our plan to enter untested markets; rapidly developing competitive technology to which we may not be able to quickly or successfully respond; our need for additional management to fully execute our operating plan; the uncertainty of economic conditions; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such factors that are beyond our control. The Company’s business is affected by changes in general economic and business conditions and could also be affected by acts of war, terrorism or natural disasters. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Corporate History

MediaREADY, Inc., a Florida corporation (the “Company”, or “we”) is the result of a merger between a then existing public company and a private corporation in 1999. From the time of such merger to approximately the end of 2002 the Company developed as a single-source internet and streaming media product and solutions provider.

Since 2003, we have repositioned ourselves within the entertainment and home broadband marketplace as we continue to develop our MediaREADY™ product line. We now provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets.

In August 2006 we changed our name from Video Without Boundaries, Inc. to MediaREADY, Inc. On September 22, 2006 the Company’s stock symbol changed from “VDWB” to “MRED”. Our name change is a direct result of the Company’s evolution and marketing efforts to build both brand and Company awareness of our MediaREADY software and products, while staying focused on emerging convergent technologies. The Company differentiates itself by offering market-ready hardware and innovative software and infrastructure solutions with low entry price and ease-of-use advantages over known existing or planned competitive technology.

General

The Company is developing new products and services within the media convergence business entertainment marketplace. All major PC, consumer electronics, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With global broadband growth, the Company is also attempting to capitalize on the growth of this market with its products and services.

Broadband Media Marketplace

With consumer mass adoption of broadband connectivity and in-home networking technology, consumers have the ability to access a wide range of digital media over the internet, satisfying the consumer’s need for mobile media. Trends indicate a global movement away from the storefront purchase of media to a new digital delivery process. Consumers are beginning to experience and understand the benefits of quality digital media goods and on-line digital media. In addition, PCs, digital cameras, USB storage devices, MP3 players, CDs and DVDs are all broadly accepted consumer devices which also changes the way consumers view media. An increasing number of consumers prefer digital storage devices for pictures, videos and/or audio files over existing antiquated storage mechanisms.

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

•

“On-demand” or immediate access to all digital media purchased & available for rental

•

Digital media to be played on their existing audio/video equipment within their home, as well as their portable equipment (laptops, MP3 players)

As a result of the above, consumer interaction with media is changing in significant ways, it is the Company’s belief that supporting this new consumer behavior may involve the following:

•

Simple to use devices that satisfy consumer media needs

•

A conceptual bridge between the “home PC” and the living room entertainment environment

•

Robust Digital Rights Management (DRM) solution to support secure IP media delivery

Principal Products

Media Centers

MediaREADY™ MC

The MediaREADY™ MC, introduced in early 2007, represents our fourth generation of media centers, created to handle the transition from traditional satellite and cable broadcast of media programming to an “anywhere anytime” online access of media that is customized to the user’s desires using feature rich software while keeping the media center as simple as possible to operate; with core applications such as:

•

TV tuning and electronic program guide

•

Personal video recording

•

Broadband connectivity

•

In-home network ready

•

Internet browsing

•

Media library

•

DVD/CD player/recorder

•

TV email

•

RF keyboard and remote control

•

Superior connectivity

This model was designed to fill the market channels originally occupied by our earlier media center platforms MediaREADY 4000 and MediaREADY 5000, which were discontinued due to the decreasing availability of a processor used in these media center platforms.

Portable Media Centers

MediaREADY™ Glider

The MediaREADY™ Glider, introduced in 2006, is a portable MP4 video player, MP3 and FM radio tuner and recorder and is available in both 1GB and 2GB varieties which provide over 15 and 30 hours of music or over 8 and 16 hours of video storage respectively. It supports MP and WAV playback supported file formats with no additional drivers needed to support its USB 2.0 connection with Windows based PC’s.

MediaREADY™ Aero

The MediaREADY™ Aero, introduced in late 2006, is an ultra-portable flash-based MP3 audio player, FM radio tuner and recorder is available in a variety of storage configurations. Weighing just over an ounce and measuring under 4” in length, the Aero can store over 250 songs (on the 1GB model) with 30 FM channel memory.

The MediaREADY™ Flyboy and CoPilot, available in early 2006, have been replaced by our MediaREADY™ Glider.

Principal Service Networks

Service networks offer a breadth of new services and enhancements to improve the functionality of our products. Such networks currently functioning with our products are as follows :

AOL AIM: AOL’s free AIM’s service is one of the largest and most dynamic online communities. The AIM service offers instant messaging, e-mail, SMS mobile texting, voice and video chat services, as well as the popular Buddy List ® feature. Consumers are able to access the global AIM community instantly at no additional cost.

RapidSolutions: RapidSolution’s popular software, Tunebite, increases the ability to convert music and video clips for playback and management.

Skype: The Skype (an eBay company) Voice over IP application is available in 27 languages. Skype is the world’s fastest growing service for Internet communication, providing unlimited voice and video calls globally at no cost to the consumer.

myMediaREADY portal: TV-centric web portal created by the Company. This portal brings a number of diverse internet enabled services to the consumer with easy access, including but not limited to, video (Google Video, Intelliflex), music and radio (All MP3 players, Napster, AOL Music), pictures (AOL Pictures, Flicker.com), sports (ESPN.Go.NBC.com), news (CNN.com, NY Times), art (BCC Online, ESPN), business (Bank of America Yahoo Personal), games (Party Poker), world (Wikipedia.com), computers (Yahoo, Microsoft.com), health (Institute of Health), home, kids and teens, recreation reference (Orbitz.com, EXPEDIA.com), science (National geographic), society (My Space, IRS).

Planned Future Products

Media Centers

MediaREADY™ MC/HD

The MediaREADY™ MC/HD is planned to combine personal video recording, electronic program guide, Internet browsing and download support, email, CD/DVD playback, digital pictures, digital music, and more for the user’s television to be introduced in early 2007.

Portable Media Centers

MediaREADY™ BLING Player

The ultra-stylish MP3 and MPEG-4 portable player is planned to be equipped with a 2 GB flash memory. BLING is also planned to feature a built-in FM radio tuner and recorder feature with 30 channel station memory in a radical wearable design to be available in early 2007.

Video Recorders

MediaREADY™ RECON

The RECON Digital Video Camcorder is planned to be affordable, compact, and light weight. Functions are planned to include: movie record, picture record, electronic photo frame, voice record, MP3 player, PC camera, mass storage device. RECON is planned to be available in early 2007.

MediaREADY™ RECON Pro

The RECON Pro Digital Video Camcorder and Media Player is planned to include the features of the RECON plus enhanced high resolution. Function modes are planned to include: digital video camera, digital still camera, PC camera, mass storage device, video player, video recorder, and gaming. RECON Pro is planned for mid 2007.

OEM Licensing

To architect and build new convergent products requires extensive knowledge and expertise in both hardware and software development. The management of aftermarket media/application deployment may require a critical technological understanding in software and network solutions.

We plan to license MediaREADY™ software to consumer electronics manufacturers interested in deploying a variety of competitive broadband-enabled devices. Our MediaREADY™ products are tightly integrated hardware designs which provide broadband media capabilities, fast time-to-market and recurring revenue opportunities for licensees. The MediaREADY™ Module is a low-cost small footprint module designed to empower television sets and other consumer electronics devices with a wide range of broadband media applications.

The OEM licensing of our MediaREADY™ products is intended to expand our content base as well as increase the economies of scale for producing our MediaREADY™ product line. To date, discussions with branded OEMs have taken place and we plan to further cultivate these business relationships.

MediaREADY™ Delivery Network (MRDN)

While the sale of our hardware is anticipated to constitute the bulk of our near-term revenue, we anticipate growth from direct sales and commissions generated by third-party licensees. Direct sales and commissions may be generated over the life of the device from aftermarket consumer purchases via our MediaREADY™ Delivery Network (MRDN). In the event of significant deployment and integration of our media centers, non-license fee revenues may eclipse our base licensing revenue. Most general system and operating system (OS) patches are anticipated to be free to the end-user, however; we may offer enhanced bundled upgrades ranging from $5 to $50 per unit (games packs, advanced photo managers, ITV applications, etc.).

We have had discussions with a number of diverse content providers who have expressed interest in the provision of content for distribution to deployed products. The provision of this content, if effected, to our prospective customers is anticipated to be profitable and would further enhance the products offered with potential for long term shareholder value. We plan a pilot launch of a Media on Demand service in the event we achieve a significant deployment of units. The pilot’s goals will be to:

•

deliver DVD quality movies direct to MediaREADY™ devices

•

provide subscription based Media on Demand - music and video delivery services

•

determine technology and financial requirements for large-scale deployment of our MediaREADY™ Delivery Network (MRDN) for broader product support

We have had discussions with a number of companies involved in the distribution of media over the IP channel. Such companies are comprised of three categories:

•

Online media distributors

•

Niche and independent content owners

•

Studio and label content owners

Online Media Distributors: Rhapsody, Napster, iTunes, Movielink and CinemaNow are examples of online businesses that utilize the Internet to distribute content on behalf of the content owner. The MediaREADY™ products are compatible with all of these services. The Company plans to negotiate fees for each service, such that with each new MediaREADY™ subscriber both the Company and the licensee receive either a one time or residual royalty on all media sales of each service. These services may increase consumer satisfaction levels of compatibility with main-stream digital media service. Other examples of content partners within this market are: Blastro.com (music videos); King Biscuit (music and video); Live365 (internet radio); and Ingrooves (specialty music distributor).

Niche and Independent Content Owners: The introduction of high speed data access to the masses has fueled a surge in development of a new breed of online content. Individually produced movies, TV shows, news, music, etc. are proliferating throughout the internet. VLogs, streaming TV stations, and the introduction of video search engines by Google and Yahoo further feed the phenomenon. Consumers watching the Internet have expressed a desire for a delivery method for this content on their televisions. We have had discussions with independent and select studio/label contacts to utilize their content.

Studio and Label Content Owners: We have met with studio and label representatives to discuss potential deliverables such as a distributor (who has IP distribution rights from movie studios as well as record labels and clearing houses for online music services) who has expressed interest in a potential arrangement in the event we are successful in deploying a significant number of units.

Sales and Marketing

We believe that familiar devices can be extended to become convergence platforms used to inject new technologies into the home which may ultimately prove a more attractive option, for the consumer, than personal computers.

We are currently affiliated with several online/catalogue retailers including TigerDirect, eCost, PC Connection. MediaREADY™ products may provide retailers and resellers with royalty commissions (sales incentive) on future upgrades and point-of-sale add-on purchases (i.e. external storage for media).

Many consumers understand the basic MediaREADY™ features (DVD, PVR, Internet Access). Key sales points are:

•

consolidation of several popular devices (and features) into one convergent unit

•

user friendly

•

inexpensive upgrades available via software downloads from the internet

•

“best buy for the dollar”

As of December 31, 2006, we employed three sales people to help customers and to prospect business from various forms of lead generation. The Company may also in the future engage independent sales agents in various geographic areas as well as product dealers and resellers.

The success of the Company is in part dependant on strong, long-term client relationships and on its reputation for responsiveness and quality. As a result, if a client is not satisfied with our products or services, our reputation could be damaged and our business adversely affected.

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

There can be no assurances that we will be able to further penetrate retail markets in the future because of our need to raise additional capital to fund sustained, expanded sales and marketing efforts.

Sources and Availability of Raw Materials

The Company utilizes an outsourcing product development model. Therefore, many of the products’ materials and components are provided as assemblies by the Company’s suppliers. Most of those suppliers are in Asia and procurement is either contract-development based or by purchase order.

The MediaREADY™ media center products, while engineered by the Company, are designed and manufactured for the Company under contract with original design and manufacturing partners. Components such as the main board, enclosure, and peripheral boards are outsource designed and produced uniquely for the Company. Integrated circuits and other components used in the design of such electronic assemblies are primarily off-the-shelf silicon from industry providers such as Sigman Designs, Via Technology, Philips, Samsung, Hitachi, and Texas Instruments. Other components of these products, eg. power supply, hard drive, and DVD/CD drives are industry standard components from companies providing such components to the personal computer industry. Mechanical components are designed and produced by original design and manufacturing partners in Asia as well.

The mix between Company specific components and off-the-shelf components is a result of finding the optimal trade off between what is available in the market place and what the Company must create in order to have the most marketable products. This result is very much in keeping with the Company’s outsourced model advantage.

Sales of our MediaREADY™ 4000 and MediaREADY™ 5000 products were substantially negatively impacted by the decreasing availability of a processor used in these media center platforms. This development created a need for strategic re-evaluation regarding our media center platform. Purchase orders had been placed using the existing processor but the product would be delayed due to the lack of availability of a necessary component and new technology emerged coupled with advancements in our software which offered new options for consideration. The Company made the decision not to invest in an end-of-line processor but instead to redesign its media center platform, therefore upgrading to our new MediaREADY™ MC product line.

Customers

We remain focused on developing long-term relationships with prospective clients which may range from retail consumers to small, medium, and large business customers. Agreements and purchase orders that may be entered into in connection with product sales are generally on an order by order basis. If our clients terminate purchase orders or if the Company is unable to enter into new engagements or sell its new products and services, our business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of the Company’s expenses is relatively fixed, a variation in the number of products sold can cause significant variations in operating results from quarter to quarter.

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. Sales from a related party represented approximately 87.6% of total sales for the year ended December 31, 2006. However, management does not believe that it will derive such significant portion of its revenues from this customer or from a limited number of customers in the near term. We can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

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

Requires PC and extensive PC proficiency from the user

•

Expensive (averaging $849)

Consumer Electronics Manufacturers: Media Server

•

Expensive (averaging $7442)

The Company’s competitors include computer hardware manufacturers, software providers, system integrators, consulting and other professional services firms, outsourcing providers, and network service providers. Some of the Company’s competitors may develop competing products and services that offer better price performance or that reach market in advance of the Company’s offerings. Many of these competitors posses substantially greater financial, marketing, technical, human and other resources than the Company, and our financial resources are limited when contrasted. Such advantages will enhance competitor’s abilities to compete for market share generally, in some instances through significant economic incentives to secure contracts. Others are or may also be better able to compete for skilled professionals. Any and all of these factors could have an adverse effect on the Company’s business. Future results will depend on our ability compete with aggressive competition on revenues, on pricing and margins and our ability to attract and retain skilled employees.

The Company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend in part on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial conditions of the Company’s relationship with distributors and other indirect channel partners.

The information and technology markets, software and hardware development markets in which the Company operates include a large number of companies vying for customers and market share both domestically and internationally.

The Company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the Company’s ability to anticipate and respond to trends and to design, develop, introduce, deliver or obtain new and innovative products and services on a timely and cost effective basis. Our ongoing working capital restraints may hinder such ability to so anticipate and respond. The Company may not be successful in anticipating or responding to changes in technology, industry standards, or customer preferences. Additionally the market may not demand or accept our product or service offerings. Further, products and services developed by competitors may make the Company’s products and services less competitive.

Intellectual Property

We can not be sure that our services and products or the services and products of our vendors, channel partners, etc. do not infringe on the intellectual property rights of third parties, it is therefore possible that infringement claims may be asserted against us or against our clients. Such claims, if successful, could adversely affect us by preventing us from offering some services or products, and/or damaging our reputation.

As of December 31, 2006, the Company had submitted the following marks for listing on the trademark registry:

MediaREADYTM

FlyBoyTM

Governmental Regulations

The Company’s MediaREADY™ set top boxes are required to pass radiation emission testing as per applicable Federal Communications Commission requirements. The Company uses the services of a full service importer that handles the logistics of importing the products which includes the emissions testing.

Employees

As of December 31, 2006 the Company employed a total of nine persons on a full-time and part-time basis. In addition the Company consults with three outside individuals or firms for sales and marketing, technical consulting, and public relations. Our personnel are not subject to any collective bargaining agreements and Company has not experienced any work stoppages. The Company believes that its labor relations are satisfactory.

Research and Development

The Company expensed research and development costs of $0, $7,231 and $5,304 for the years ended December 31, 2006, 2005, and 2004, respectively.

Other Matters

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provided for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted shares of common stock in the acquiring entity. Such agreement also required us to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company at time of closing paid an initial deposit of $350,000, but defaulted on the remaining balance due and also defaulted on the collateralization provision. The Company has written off the deposit of $350,000 and the seller has informally agreed to forbear from any action at this time. Management anticipates, but can not assure that a settlement will be forthcoming and that the Company’s loss will consist of its forfeited deposit.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions relating to the conversion of outstanding debt into restricted common stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock;. Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that each individual conversion be less than five (5%) percent of the Company’s then issued and outstanding common stock.

There can be no assurance that the Company will be able to raise any required capital necessary on favorable terms or at all.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 17, 2006, the Company’s common stock resumed trading on the OTC electronic bulletin board under the symbol VDWB. On September 22, 2006 the Company’s stock symbol changed to MRED. From December 2004, to January 16, 2006, the Company’s common stock had traded on the pink sheets under symbol VDWB. The Company’s common stock moved to the pink sheets as a result of the Company not being deemed current with its annual report filing with the SEC due to the auditor’s report for 2003 not being prepared by an auditor registered with the Public Company Accounting Oversight Board (“PCAOB”). There was no trading in the Company’s common stock prior to May 2000. The following table shows the quarterly high and low bid prices for the calendar year 2006 and 2005 as reported by the National Quotations Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

Year	Period	High	Low
2006	First Quarter	$0.23	$0.20
	Second Quarter	$0.22	$0.14
	Third Quarter	$0.16	$0.11
	Fourth Quarter	$0.12	$0.05

Year	Period	High	Low
2005	First Quarter	$0.84	$0.38
	Second Quarter	$0.77	$0.35
	Third Quarter	$0.53	$0.28
	Fourth Quarter	$0.36	$0.20

As of December 31, 2006, there were approximately 180 holders of record of the Company’s common stock. Holders of the Company’s common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefore. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future.

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

In 2004 the Company issued 150,000 shares of its restricted common stock for services rendered, pursuant to an employment agreement with its Chief Technology Officer, valued at prices ranging from $.35 to $.50 per share. The Company also converted debt due to shareholders into 34,399,879 shares of restricted common stock, sold 3,500,000 shares of restricted common stock to investors.

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

During the year ended December 31, 2005 the Company issued 100,000 shares of its restricted common stock for services rendered, pursuant to an employment agreement with its Chief Technology Officer, valued at prices ranging $0.24 to $0.34 per share. The Company also converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share, and $1,305,000 in notes payable into 15,500,000 shares of restricted common stock at prices ranging $0.08 to $0.09 per share and sold 600,000 shares of restricted common stock to investors.

On April 5, 2006 the Company increased its authorized common stock from 100 million to 200 million shares.

During the year ended December 31, 2006 a related party converted $1,445,000 in notes payable into 23,700,000 shares of restricted common stock at prices ranging $.04 to $.09 per share.

During the year ended December 31, 2006 the Company issued 145,000 shares of restricted common stock to third-parties and employees for services rendered at prices ranging $0.10 to $0.14 per share, for a total of $19,900.

During the year ended December 31, 2006 the Company recognized the fair market value of 120,000 shares of restricted common stock to be issued to a third-party for services rendered and expensed a total of $20,700 at $0.1725 cents per share. On April 16, 2007 the Company was released from all its obligations under the service agreement.

During the year ended December 31, 2006 the Company recognized the fair market value of 300,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $43,500 at $0.145 per share. On April 11, 2007 the Company was released from all obligations under the employment agreement.

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model and expensed a total of $10,000 at $0.10 per warrant share.

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 4,400,000 stock warrants to be issued to a third party under a service agreement, using the Black Scholes model and expensed a total of $396,000 at $0.09 per warrant share.

During the year ended December 31, 2006 the Company recognized the change in fair value of an embedded conversion feature within a note payable totaling $492,100 by expensing $77,951 and allocating the balance of $414,149 against the face value of the note (see Note 9).

The Company’s transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 with telephone number (801) 272-9294.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-KSB, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious ongoing working capital shortage; continued reliance on a single source of debt financing with no assurances of continued funding by such source; no current agreements, arrangements or understandings for funding from other sources; no assurances that we may secure any other funding sources; no assurances of and uncertainty of future profitability; our plan to enter untested markets; rapidly developing competitive technology to which we may not be able to quickly or successfully respond; our needs for additional management to fully execute our operating plan; the uncertainty of economic conditions; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. The Company’s business is affected by changes in general economic and business conditions and could also be affected by acts of war, terrorism or natural disasters. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-KSB. Historical results may not be indicative of future performance.

OVERVIEW

The Company is developing new products and services within the media convergence business entertainment marketplace. Consumer electronics, personal computer, and set-top box manufactures have added streaming media players within their products to capitalize on the growth of broadband connections and streaming content offered over the Internet. With global broadband growth, the Company is also attempting to capitalize on the growth of this market with its products and services.

Our goals within the entertainment marketplace are to:

•

develop, license, produce and distribute affordable ‘state-of-the-art” interactive consumer electronics

•

establish the Company within the media-on-demand marketplace

•

promote the distribution of affordable digital media

•

expand market share with services and products within the video on demand (IP) marketplace

•

increase efficiency and remain responsive in design, development and delivery processes while maintaining competitive prices

•

build both industry and end-user brand equity through its potential new partnerships and business ventures

•

generate revenue streams from after market services and content delivery

The Company’s operating results and quarter-to-quarter margins have fluctuated and may fluctuate in the future as a result of many factors, some of which are beyond the Company’s control. Historically, the Company’s operating results and quarterly margins have been impacted by:

•

the number of client purchase orders completed

•

seasonality

•

marketing and business development expenses

•

pricing changes

•

economic conditions generally and in the information technology products and services markets

•

availability of technology

•

the overall consumer demand for our products and services

•

the volume of shipments

•

the mix of services and products purchased by our customers

•

the prices we obtain for services

•

our ability to manage our cost structure for capital expenditures and operating expenses such as salary, benefits, shipping costs, research, development and design

The Company expects these trends to continue.

The Company’s products are among the first consumer electronics to achieve the long awaited convergence of entertainment. MediaREADYTM units have the ability to connect PC’s to home entertainment stereo and TV systems, linking digital media content stored on PC’s to its onboard hard drive using wireless technology.

Our media center products had utilized VIA Technologies EPIA processing. Due to emerging technology and the decreasing availability of the VIA processor, coupled with certain software improvements, we have implemented a more stable media center platform utilizing a higher quality processor. Our MediaREADY™ MC is our first product based on the new platform.

In August 2006 we changed our name from Video Without Boundaries, Inc. to MediaREADY, Inc. On September 22, 2006 the Company’s stock symbol changed from “VDWB” to “MRED”. Our name change is a direct result of the Company’s evolution and marketing efforts to build both brand and Company awareness of our MediaREADY software and products, while staying focused on emerging convergent technologies. The Company differentiates itself by offering market-ready hardware and innovative software and infrastructure solutions with low entry price and ease-of-use advantages over known existing or planned competitive technology.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. In 2006, revenues were $1,211,506 compared to $181,462 for 2005. Net revenues increased $1,030,044 representing a 567% increase. Revenues from a related party represented approximately 87.6% of total sales for the year ended December 31, 2006. The increase in net sales was a result of orders of our MediaREADY™ portable products.

Gross Profit

Gross Profit for 2006 was $86,551 compared to $21,915 for 2005. Gross profit increased $64,636 representing a 294% increase. The increase in gross profit was a result of orders of our MediaREADY portable products..

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses for 2006 were $2,014,720 compared to $1,959,051 for 2005. General and administrative expenses increased $55,669 representing a 2.8% increase . This increase was minimal as our staffing and promotional costs for 2006 were consistent with 2005.

Provision for obsolete inventory

Provision for obsolete inventory for 2006 was $185,163 compared to $96,297 for 2005. Our provision for obsolete inventory increased by $88,866 representing a 92% increase. The increase in our provision for obsolete inventory is due to the inventory write down of our prior media center platforms.

Fair value of convertible securities

Fair value of convertible securities expense for 2006 was $406,000 compared to $52,000 for 2005. The fair value of convertible securities expense increased $354,000 representing a 681% increase. The increase was due to the Company recognizing the estimated fair value, using the Black Scholes model, of 4.4 million stock warrants granted to an organization for services rendered. In 2005 the Company had only expensed the estimated fair value of 100,000 stock warrants that were issued.

Fair value of equity instruments

Fair value of equity instruments expense for 2006 was $63,400 compared to $149,250 for 2005. The fair value of equity instruments expense decreased $85,850 representing a 57.5% decrease. The reason for the decrease was due to the lower stock price in 2006 which resulted in the fair value of the equity instruments being less than in 2005.

Derivative expense

Fair value of the embedded conversion options expensed in 2006 was $0 compared to $8,145,471 for 2005. The 2005 expense records the initial amount of the derivative liability.

Change in fair value of derivative liability

Fair value of the change in the derivative liability was $492,100 in 2006 compared to ($6,833,413) in 2005. The difference of $7,325,513 was due to the change in the fair value of the derivative at December 31, 2005 and the movement during the 2006 year.

Cash flows from operating activities

Net cash used in operating activities for 2006 was $1,407,503 compared to $1,987,843 for 2005, a decrease of $580,340 representing a 29% decrease. The decrease is primarily attributable to the decrease in inventory levels.

Cash flows from financing activities

Net cash provided by financing activities for 2006 was $1,425,029 compared to $1,931,645 for 2005, a decrease of $506,616 representing a 26% decrease. The decrease is primarily due to the decrease in advances from a shareholder.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had cash of $1,426 and negative working capital of ($8,542,464), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

As the Company has continued to sustain losses, certain current shareholders of the Company have continued to fund the operational needs of the Company on a debt and equity basis. No assurances are given that this arrangement will continue. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. We have no agreements, arrangements or understandings for the sale of any Company securities or the issuance of additional debt. We can not assume that the Company will continue to have sufficient funds to execute its business plan or that we will ever generate positive operating results.

On December 3, 2005, the Company and a stockholder/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted common stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the stockholder, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the stockholder shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the shareholder be less than five (5%) percent of the Company’s then issued and outstanding common stock;. Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that each individual conversion be less than five (5%) percent of the Company’s then issued and outstanding common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Sales generally are recorded after receipt of a written purchase order by the buyer, the issue of a written sales agreement by the Company that requires the signature of the authorized representatives of the Company and its customer which is binding, and shipment of the product to the customer (when title and risks and rewards of ownership have passed), or when services are rendered to third-parties, in accordance with “SAB 104”.

Consignment sales are not initially recognized because the Company considers that it still retains the risks and rewards of ownership. Revenue is not recognized until an actual sale occurs to a third-party.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by senior management on an account by account basis. Receivables are generally considered for write-off after they have been outstanding for time periods in excess of ninety days.

Inventory

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value and consists solely of finished goods. The Company out sources the manufacture of its products for sale and accordingly excludes any general and administrative costs from inventory. The Company records inventory provisions for obsolete and slow-moving items.

Property and Equipment

Property plant and equipment is carried at cost less accumulated depreciation and includes expenditures which substantially increase the useful lives of property and equipment. Maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income.

Depreciation is computed using the straight-line method based on the estimated useful lives of the individual assets which range from 3-4 years.

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

Earnings Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants and notes convertible to restricted common stock were not included in computing diluted earnings per share because their effects were antidilutive.

Stock Based Compensation

The Company authorized restricted common stock and stock warrants to employees, shareholders and third parties. The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS No. 123R “Share Based Payments”. The fair value of each stock warrant granted is estimated on the date of grant using the “Black Scholes” pricing model. The pricing model requires assumptions such as the expected life of the stock warrant and the expected volatility of the Company’s stock over the expected life, which significantly impact the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. Receivables from a related party represent 90.3% of total receivables.

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements and the notes thereto appear on pages F-1 through F-16 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This information was previously disclosed in a Form 8-K filed with the Commission by the Company on March 16, 2007.

ITEM 8A.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this annual report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the fiscal year ending December 31, 2006. In the event we were to receive sufficient funds for operational purposes, we do plan to retain the services of additional internal management staff to assist current management with the monitoring of the Company’s internal controls and procedures. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The current executive officers, directors and significant employees of the Company are as set forth below:

None of the Directors hold similar positions in any reporting company. The Directors named below will serve until the next annual meeting of the Company’s stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders’ meeting.

V. Jeffrey Harrell, age 41, is the Chairman of the Board, President, CEO, Principal Financial and Accounting Officer, and Secretary of the Company and has held these positions since December 1999.

No current director, person nominated to become a director, executive officer, promoter or control person of the Company has, within the past five years:

•

had any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court or competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

been found by a court or competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We do not currently pay director fees to any of our directors, but may begin compensating outside directors at a reasonable fee to be determined for meeting attended at such time as we may have one or more outside directors.

We may adopt an incentive based employee stock option plan for senior management and key employees, the number of shares subject to and terms and conditions of which are still to be determined. Any future issuances of such options could dilute the voting rights, and economic interests of holders of common stock.

We may also from tome to time retain various consultants on a part-time and/or project basis who may be compensated in such capacity in cash and/or Company securities.

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

V. Jeffrey Harrell, our Chairman of the Board, President, and CEO recently filed a Form 3. This constituted his only late report and untimely transaction filing.

ITEM 10.

EXECUTIVE COMPENSATION

The following table reflects all compensation paid to the Company’s sole corporate officer for the Company’s last three fiscal years:

Name and Position	Year	Salary
Harrell, V. Jeffrey	2004	$39,750
CEO, President,	2005	$69,750
Chairman of the Board, Secretary	2006	$120,000

Mr. Harrell is not subject to any long term compensation, long term incentive plan and has not been granted any stock options or SARs.

The following table reflects all compensation paid to non-officer/executive employees pursuant to Item 402(a)(2)(iii) for the Company’s last three fiscal years:

Name and Position	Start Date	Year	Salary
Glatt, Terry	04/2004	2004	$121,754
Chief Technology Officer		2005	$202,149
		2006	$180,000

Novak, David	08/2004	2004	$57,116
EVP-Sales and Marketing		2005	$150,000
		2006	$150,000

Messrs. Glatt and Novak are not subject to any long term incentive plan and have not been granted any stock options or SARs.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2007, the Company had 122,411,626 shares of its common stock issued and outstanding. The following table sets forth, as of March 30, 2007, the beneficial ownership of the Company’s common stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company’s common stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group.

Class	Name & Address of owner	# of shares	% of class
Common	V. Jeffrey Harrell	1,523,440	1.4%
	c/o MediaREADY, Inc. 888 E Las Olas Blvd, Suite 710 Fort Lauderdale, FL 33301

All directors and officers as a group (1 person)

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The director named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists as to any executive officers. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

During the year ended December 31, 2006 the Company expensed $200,000 for the salary of the President. At December 31, 2006 a total of $622,998 for the period January 1, 2002 through December 31, 2006 was unpaid and has been accrued.

During the year ended December 31, 2006 Company expensed $41,230 in overhead costs incurred and paid by the president/stockholder with a corresponding increase in amounts due for loans payable.

ITEM 13.

EXHIBITS

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
10.15

Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/27/06)

10.16

Amendment to Debt Conversion Agreement with David Aubel dated November 15, 2006 (incorporated by reference from Quarterly Report filed with the Securities and Exchange Commission under File No. 0-31497 filed 11/27/06)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 USC Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Each of the following have served as the Company’s Principal Accountant:

1)

Norman Stumacher, PA

2)

Berkovits, Lago & Company, LLP

3)

Baum & Company, PA

4)

Sherb & Company, PA

Their fees billed to the Company for the past two fiscal years are set forth below:

	2006	2005
Audit Fees	$156,658		$95,404
Audit-Related Fees	$—		$—
Tax Fees	$—		$—
All Other Fees	$—	$	---
	$156,658		$95,404

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

As of December 31, 2006, the Company did not have an Audit Committee and the Company’s President and CEO pre-approved all fees of the Principal Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIAREADY, INC.
By	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, Chief Executive Officer

May 15, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ V. JEFFREY HARRELL	Chief Executive Officer,	May 15, 2007
V. Jeffrey Harrell	President, Principal Executive, Financial and Accounting Officer, Secretary and Chairman of the Board of Directors

MEDIAREADY, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CONTENTS

Page
Reports of Public Accounting Firm F-2
Financial Statements:
Balance Sheets F-4
Statements of Operations F-5
Statement of Stockholders’ Deficit F-6
Statements of Cash Flows F-7
Notes to Financial Statements F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

MediaREADY, Inc.

We have audited the accompanying balance sheet of MediaREADY, Inc as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaREADY, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficiency, a stockholders’ deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

05/09/2007

BAUM & COMPANY, P.A.

1515 UNIVERSITY DRIVE, SUITE 226

CORAL SPRINGS, FLORIDA 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

Board of Directors

Video Without Boundaries, Inc.

888 E Las Olas Blvd, Suite 710

Fort Lauderdale, FL 33301

We have audited the accompanying balance sheets of Video Without Boundaries, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these manners are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA

Coral Springs, Florida

April 10, 2006, except for Note 4 as to which the date is May 1, 2007.

MEDIAREADY, INC.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,426	$1,097
Accounts receivable, net of allowance for doubtful accounts of $64,152 and $6,000 at December 31, 2006 and 2005, respectively	22,199	14,664
Accounts receivable – related party	760,350	—
Inventory, net	7,193	288,889
Prepayments and other current assets	32,166	67,753
Total current assets	823,334	372,403
Property and equipment, net	12,314	21,070
Other assets:
Deposits	12,000	12,000
	12,000	12,000
Total assets	$847,648	$405,473
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	56,426	49,498
Accounts payable – trade	1,014,949	81,972
Accrued compensation	622,998	528,964
Other accruals	51,821	60,260
Convertible note payable	3,098,959	2,684,810
Derivative liability	4,519,315	4,027,215
Loans payable – shareholder	1,330	—
Total current liabilities	9,365,798	7,432,719
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 110,011,626 and 86,166,626 shares issued and outstanding at December 31, 2006 and 2005, respectively	110,012	86,167
Additional paid-in capital	8,796,024	6,905,469
Accumulated deficit	(17,236,686)	(13,831,382)
	(8,330,650)	(6,839,746)
Treasury stock – 500,000 shares at cost	(187,500)	(187,500)
Total stockholders’ deficit	(8,518,150)	(7,027,246)
Total liabilities and stockholders’ deficit	$847,648	$405,473

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		Restated	Restated
Sales (including related party sales totaling $1,061,350 in 2006)	$1,211,506	$181,462	$14,167
Cost of sales	1,124,955	159,547	19,029
Gross profit (loss)	86,551	21,915	(4,862)
Operating expenses:
Selling, general and administrative	2,014,720	1,959,051	1,377,172
Provision for obsolete inventory	185,163	96,297	—
Depreciation	25,953	178,141	210,925
Research and development	—	7,231	5,304
Loss due to decline in value of investments	—	—	1,215,000
Fair value of convertible securities	406,000	52,000	69,000
Fair value of equity instruments	63,400	149,250	124,850
Derivative expense	—	8,145,471	—
Change in fair value of derivative liability	492,100	(6,833,413)	—
Bad debt expense	58,152	6,000	—
Total operating expenses	3,245,488	3,760,028	3,002,251

Operating loss	(3,158,937)	(3,738,113)	(3,007,113)

Other expense:
Interest expense – related party	(246,367)	(2,924,262)	(105,698)

Net loss	$(3,405,304)	$(6,662,375)	$(3,112,811)
Basic loss per share	$(0.04)	$(0.10)	$(0.10)
Weighted-average number of shares used in computing per share amounts	93,172,293	64,084,737	31,552,205

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Treasury Stock	Total
	Common Stock
	Shares	Amount
			Restated	Restated			Restated
Balance December 31, 2003	15,448,747	$15,449	$3,152,679	$(4,056,196)	—	—	$(888,068)
Stock cancelled for services issued	(50,000)	(50)	(4,950)	—	—	—	(5,000)
Notes payable to stockholders’ converted to capital	34,399,879	34,399	629,361	—	—	—	663,760
Stock cancelled	(329,500)	(329)	(164,471)	—	—	—	(164,800)
Stock issued for cash	3,500,000	3,500	1,255,500	—	(60,000)	—	1,199,000
Stock issued under employment agreement	150,000	150	124,700	—	—	—	124,850
Fair value of stock warrants	—		69,000	—	—	—	69,000
Purchase of treasury stock	—	—	—	—	—	(187,500)	(187,500)
Net loss for the year	—	—	—	(3,112,811)	—	—	(3,112,811)
Balance December 31, 2004	53,119,126	$53,119	$5,061,819	$(7,169,007)	(60,000)	$(187,500)	$(2,301,569)
Stock issued for services	247,500	248	71,352	—	—	—	71,600
Stock issued for cash	600,000	600	132,248	—	60,000	—	192,848
Notes payable to stockholders’ converted to capital	32,100,000	32,100	1,438,900	—	—	—	1,471,000
Stock issued under employment agreement	100,000	100	149,150	—	—	—	149,250
Fair value of stock warrants	—	—	52,000	—	—	—	52,000
Net loss for the year	—	—	—	(6,662,375)	—	—	(6,662,375)
Balance December 31, 2005	86,166,626	$86,167	$6,905,469	$(13,831,382)	—	$(187,500)	$(7,027,246)
Notes payable to stockholder converted to capital	23,700,000	23,700	1,421,300	—	—	—	1,445,000
Stock issued for services	145,000	145	19,755	—	—	—	19,900
Stock to be issued under employment agreement	—	—	43,500	—	—	—	43,500
Fair value of stock warrants	—	—	406,000	—	—	—	406,000
Net loss for the year	—	—	—	(3,405,304)	—	—	(3,405,304)
Balance December 31, 2006	110,011,626	$110,012	$8,796,024	$(17,236,686)	—	$(187,500)	$(8,518,150)

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		Restated	Restated
Cash flows from operating activities:
Net loss	$(3,405,304)	$(6,662,375)	$(3,112,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,953	178,141	210,925
Allowance for doubtful accounts	58,152	6,000	—
Provision for obsolete inventory	185,163	96,297	—
Loss due to decline in value of investments	—	—	1,215,000
Stock issued for services and compensation	19,900	71,600	(5,000)
Stock warrants issued under employment agreement	10,000	52,000	69,000
Stock issued under employment agreement	43,500	149,250	124,850
Derivative expense	—	8,145,471	—
Change in fair value of derivative liability	492,100	(6,833,413)	—
Stock warrants issued for services	396,000	—	—
Change in assets and liabilities
(Increase) in accounts receivable	(65,687)	(11,059)	(9,605)
(Increase) in accounts receivable – related party	(760,350)	—	—
(Increase) decrease in inventories	96,533	(323,439)	(58,497)
(Increase) decrease in prepayments and other current assets	35,587	38,354	(106,107)
(Increase) in deposits	—	—	(10,150)
Increase (decrease) in accounts payable	936,754	37,733	(2,880)
Increase (decrease) in other accruals	(8,439)	(130,738)	190,998
Increase in accrued compensation	94,034	131,250	161,000
Net cash used in operating activities	(1,407,503)	(1,987,843)	(1,124,050)
Cash flows from investing activities:
Purchases of stock in closely-held corporations’	—	—	(1,215,000)
Purchases of property, plant and equipment	(17,197)	(22,470)	(60,612)
Net cash used in investing activities	(17,197)	(22,470)	(1,275,612)
Cash flows from financing activities:
Proceeds from note payable – related party	1,873,601	4,890,585	1,530,227
Repayment of note payable – related party	—	(100,000)	—
Proceeds from short term debt	6,929	49,498	—
Repayment of short term debt	—	—	(2,693)
Repayment of shareholder loans	(16,900)	(34,201)	—
Payment of notes payable	—	—	(37,900)
Collection of stock subscription	—	60,000	—
Proceeds from issuance of stock	—	132,848	1,199,000
Net cash provided by financing activities	1,425,029	1,931,645	2,479,407
Net increase (decrease) in cash and cash equivalents	329	(78,668)	79,745
Cash and cash equivalents at beginning of year	1,097	79,765	20
Cash and cash equivalents at end of year	$1,426	$1,097	$79,765

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$3,600
Cash paid during the year for income taxes	$—	$—	$—
Non-cash movements affecting investing and financing transactions:
Stock issued for services and compensation	$19,900	$71,600	$(5,000)
Notes payable to related party converted to capital	$1,445,000	$1,471,000	$663,760
Accounts payable converted to loans payable shareholder	$23,000	$7,763	$8,928
Accounts payable converted to note payable - related party	$26,778	$824	$160,000
Web portal sold in exchange for treasury stock retired	$—	$—	$187,500
Fair value of stock warrants issued for services	$396,000	$—	$—
Fair value of stock issued under employment agreement	$43,500	$149,250	$124,850
Fair value of stock warrants issued under employment agreement	$10,000	$52,000	$69,000
Derivative expenses	$—	$8,145,471	$—
Change in fair value of derivative liability	$492,100	$(6,833,413)	$—

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

MediaREADY, Inc. (the “Company”) is in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. The Company is focused on home entertainment media products and solutions that enhance the consumer experience, while providing new revenue opportunities for online music and movie content providers. The Company is a supplier of broadband products, services and content including its ability to deliver broadcast quality digital video and web interactivity at transfer rates as low as 56K.

The Company was incorporated in the State of Florida, on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 22, 2006 the Company executed an Amendment to the Articles of Incorporation changing its name from Video Without Boundaries, Inc. to MediaREADY, Inc. The amendment was recorded by the State of Florida on August 31, 2006.

Note 2 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying the provisions of SFAS No. 157.

Note 3 – Summary of Significant Accounting Policies

Revenue Recognition

Sales are recorded after receipt of a written purchase order by the buyer, the issue of a written sales agreement by the Company that requires the signatures of the authorized representatives of the Company and its customer which is binding, and shipment of the product to the customer (when title and risks and rewards of ownership have passed), or when services are rendered to third-parties, in accordance with “SAB 104”.

Consignment sales are not initially recognized because the Company considers that it still retains the risks and rewards of ownership. Revenue is not recognized until an actual sale occurs to a third-party.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by senior management on an account by account basis. Receivables are generally considered for write-off after they have been outstanding for time periods in excess of ninety days.

Inventory

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value and consists solely of finished goods. The Company out sources the manufacture of its products for sale and accordingly excludes any general and administrative costs from inventory. The Company records inventory provisions for obsolete and slow-moving items.

Property and Equipment

Property plant and equipment is carried at cost less accumulated depreciation and includes expenditures which substantially increase the useful lives of property and equipment. Maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income.

Depreciation is computed using the straight-line method based on the estimated useful lives of the individual assets which range from 3-4 years.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents

Shipping and Handling Costs

The Company defines shipping and handling costs as only those costs incurred for a third-party shipper to transport products to its customers. These costs are not material and are included under general and administrative expense within the Statements of Operations.

Earnings Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants and notes convertible to restricted common stock were not included in computing diluted earnings per share because their effects were antidilutive.

Stock Based Compensation

The Company authorized restricted common stock and stock warrants to employees, shareholders and third parties. The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS No. 123R “Share Based Payments”. The fair value of each stock warrant granted is estimated on the date of grant using the “Black Scholes” pricing model. The pricing model requires assumptions such as the expected life of the stock warrant and the expected volatility of the Company’s stock over the expected life, which significantly impact the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of.

Note 4 – Restatement of Financial Statements

The restatement was undertaken to properly account for all restricted common stock and stock warrants issued to employees (see Note 16) and third parties and to record the fair value of an embedded conversion option within a note payable.

As a consequence of changes made the balance sheet and statements of operations, the statements of cash flows and changes in stockholders’ deficit have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As filed	Adjustment to Restate	Restated
Balance sheet data as at December 31, 2005
Derivative liability (a)	$ —	$4,027,215	$4,027,215
Additional paid-in capital (b)	6,606,869	298,600	6,905,469
Accumulated deficit (c)	(9,505,567)	(4,325,815)	(13,831,382)

———————

(a) Derivative liability

 The Company has recognized the fair value of an embedded conversion option within the note.

(b) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants (see Note 16) issued to employees under their employment agreements. Additionally, the Company has recognized the fair value of an embedded conversion option within a note payable.

 (c) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants (see Note 16) issued to employees under their employment agreements. Additionally, the expense element of an embedded conversion option within a note has been recognized.

	As filed	Adjustment to Restate	Restated
Statement of operations for the year ended December 31, 2004
Selling, general and administrative (a)	$ 1,444, 422	$ (67,250)	$ 1,377,172
Fair value of convertible securities (b)	—	69,000	69,000
Fair value of equity instruments (c)	—	124,850	124,850

———————

(a) Selling, general and administrative

The Company has reclassified the fair value of restricted common stock issued to an employee under an employment agreement to fair value of equity instruments.

(b) Fair value of convertible securities

The Company has expensed the estimated fair value of stock warrants (see Note 16) issued to an employee under an employment agreement using the Black Scholes model.

(c) Fair value of equity instruments

The Company has expensed the fair value of restricted common stock issued to an employee under his employment agreement totaling $57,600.

The Company reclassified the fair value of restricted common stock issued to an employee under his employment agreement from selling, general and administrative expense totaling $67,250.

	As filed	Adjustment to Restate	Restated
Statement of operations for the year ended December 31, 2005
Selling, general and administrative (a)	$ 1,988,301	$ (29,250)	$ 1,959,051
Fair value of convertible securities (b)	—	52,000	52,000
Fair value of equity instruments (c)	—	149,250	149,250
Derivative expense (d)	—	8,145,471	8,145,471
Change in fair value of derivative liability (e)	—	(6,833,413)	(6,833,413)

———————

(a) Selling, general and administrative

The Company has reclassified the fair value of restricted common stock issued to an employee under an employment agreement to fair value of equity instruments.

(b) Fair value of convertible securities

The Company has expensed the estimated fair value of stock warrants (see Note 16) issued to an employee under an employment agreement using the Black Scholes model.

(c) Fair value of equity instruments

The Company has expensed the fair value of restricted common stock issued to an employee under an employment agreement totaling $120,000.

The Company reclassified the fair value of stock issued to an employee under an employment agreement from selling, general and administrative expense totaling $29,250.

(d) Derivative expense

The Company expensed the initial fair value of an embedded conversion option within a note payable totaling $8,145,471 (see Note 11).

(e) Change in fair value of derivative liability

The Company recognized the change in fair value over the initial expense of an embedded conversion option within a note payable totaling $6,833,413 (see Note 11).

Note 5 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $17.2 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party/shareholder of the Company has been funding the Company’s operational needs. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period January 1, 2007 through April 30, 2007 the Company has received approximately $255,000 as advances from the related party/shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 6 – Accounts Receivable

Accounts receivable at December 31, 2006 and 2005, consisted of the following:

	2006	2006
Trade receivables	$86,351	$20,664
Less allowance for doubtful accounts	(64,152)	(6,000)
	$22,199	$14,664

Accounts receivable at December 31, 2006 include amounts due from a related party (see Note 12).

Note 7 - Inventory

Inventory at December 31, 2006 and 2005, consisted of the following:

	2006	2006
Finished goods	$288,653	$385,186
Less allowance for slow-moving inventory	(281,460)	(96,297)
	$7,193	$288,889

Note 8 – Property and Equipment

Property and equipment at December 31, 2006 and 2005, consisted of the following:

	2006	2006
Computer equipment	$228,707	$219,147
Software	361,861	361,861
Furniture and equipment	22,553	14,914
	613,121	595,922
Less accumulated depreciation	(600,807)	(574,852)

	$12,314	$21,070

For the years ended December 31, 2006, 2005 and 2004, depreciation totaled $25,953, $178,141 and $210,925, respectively.

Note 9 – Note Payable – Related Party

The Company is obligated to a related party for $3,098,959 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2006, 2005, and 2004 the Company incurred interest totaling $246,367, $2,924,262 and $105,698, respectively, (see Note 13).

On December 3, 2005, the Company and a related party entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted common stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ended September 30, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock. Thereafter the percentage reverts back to nine (9%) per quarter, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see Note 11) (see Note 12).

Note 10 – Loans Payable – Shareholder

The Company is obligated to a shareholder for $1,330 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

Note 11 – Derivative Liability

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 9). The Company adopted the provisions of SFAS No.123R to compute the estimated fair value of $4,519,315 and $4,027,215 at December 31, 2006 and 2005, respectively, using the “Black Scholes” model. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

Note 12 – Stockholders’ Equity

On April 5, 2006 the Company increased its authorized common stock from 100 million to 200 million shares.

During the year ended December 31, 2004 a related party converted $319,000 in notes payable into 31,899,879 shares of restricted common stock at $.01 per share (see Note 9).

During the year ended December 31, 2004 a major stockholder converted $344,760 in notes payable into 2,500,000 shares of restricted common stock at prices ranging $0.08 to $0.18 per share.

During the year ended December 31, 2004 the Company cancelled 329,500 shares of restricted common stock at $0.50 per share, for a total of $164,800. The amount due to the former stockholders’ was credited to the note payable account of a related party.

During the year ended December 31, 2004 the Company cancelled 50,000 shares of restricted common stock issued to third parties for services rendered during October 2003 at $0.10 per share, for a total of $5,000.

During the year ended December 31, 2004 the Company issued 150,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at $0.83 per share, for a total of $67,250 (see Note 17).

During the year ended December 31, 2004 the Company recognized the fair market value of 120,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $57,600 at $0.48 per share. On April 11, 2007 the Company was released from all obligations under a service agreement (see Note 17).

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

During the second quarter of 2004 the Company determined that a certain depreciable asset termed a “Web Portal” no longer was necessary for the long-term goals of the Company. As a result, on June 14, 2004, the Company completed a transaction with a major shareholder for the sale of its “Web Portal” in exchange for 500,000 shares of the Company’s common stock. Both parties to the transaction agreed that the fair value of the asset approximated the net book value at the date of the sale or $187,500. The Company’s receipt of the 500,000 shares has been recorded as treasury stock. The Company, in 2003, had originally acquired this “Web Portal” from a third-party by issuing 500,000 shares of its common stock. This transaction, at the time, was valued at $300,000.

During the year ended December 31, 2004 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model (see Note 16) and expensed a total of $69,000 at $0.69 per warrant share (see Note 17).

During the year ended December 31, 2005 a major stockholder converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share, and $1,305,000 in notes payable into 15,500,000 shares of restricted common stock at prices ranging $0.08 to $0.09 per share (see Note 9).

During the year ended December 31, 2005 the Company issued 100,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement at prices ranging $0.24 to $0.34 per share, for a total of $29,250 (see Note 17).

During the year ended December 31, 2005 the Company sold 600,000 shares of restricted common stock to investors at prices ranging $0.21 to $0.22 per share, for a total of $132,848.

During the year ended December 31, 2005 the Company issued 247,500 shares of restricted common stock to third parties for services rendered at prices ranging $0.12 to $0.35 per share, for a total of $71,600.

During the year ended December 31, 2005 the Company recognized the fair market value of 300,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $120,000 at $0.40 per share (see Note 17). On April 11, 2007 the Company was released from all obligations under the employment agreement.

During the year ended December 31, 2005 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model (see Note 16) and expensed a total of $52,000 at $0.52 per warrant share (see Note 17).

During the year ended December 31, 2006 a related party converted $1,445,000 in notes payable into 23,700,000 shares of restricted common stock at prices ranging $.04 to $.09 per share (see Note 9).

During the year ended December 31, 2006 the Company issued 145,000 shares of restricted common stock to third-parties and employees for services rendered at prices ranging $0.10 to $0.14 per share, for a total of $19,900.

During the year ended December 31, 2006 the Company recognized the fair market value of 300,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $43,500 at $0.145 per share. On April 11, 2007 the Company was released from all obligations under the employment agreement (see Note 17).

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model (see Note 16) and expensed a total of $10,000 at $0.10 per warrant share (see Note 17).

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 4,400,000 stock warrants to be issued to a third party under a service agreement, using the Black Scholes model (see Note 16) and expensed a total of $396,000 at $0.09 per warrant share.

Note 13 – Related Parties

During the year ended December 31, 2006 related party sales totaled $1,061,350 and comprised 87.6% of total sales. Accounts receivable from the related party totaled $764,799 or 90.3% of gross receivables at December 31, 2006 (see Note 18).

During the year ended December 31, 2006 the Company expensed $200,000 for the salary of the President. At December 31, 2006 a total of $622,998 for the period January 1, 2002 through December 31, 2006 was unpaid and has been accrued.

During the year ended December 31, 2006 the Company expensed $41,230 in overhead costs incurred and paid by the president/stockholder with a corresponding increase in amounts due for loans payable (see Note 10).

During the year ended December 31, 2006 the Company expensed $151,004 in overhead costs incurred and paid by a related party/stockholder with a corresponding increase in amounts due for notes payable (see Note 9).

For the years ended December 31, 2006, 2005, and 2004, the Company expensed interest costs to a related party totaling $246,367, $2,924,262, and $105,698, respectively (se Note 9).

Note 14 - Fair Value of Financial Instruments

The Company’s financial instruments are cash, accounts receivable, accounts payable, accrued expenses, accrued compensation, and notes payable. The recorded values of cash, accounts receivable, accounts payable, accrued expenses, and accrued compensation approximates their fair values based on their short-term nature. The fair value of notes payable is based on current rates at which the Company could borrow funds with similar remaining maturities, and the carrying amount approximates fair value.

Note 15 – Income Taxes

The provision for federal and state income taxes as of December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current expense (benefit)	$-0-	$-0-	$-0-
Deferred expense (benefit)	-0-	-0-	-0-
	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant approximate components of the net deferred taxes, at December 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Deferred tax assets:
Federal net operating loss carry forward	$3,500,000	$2,700,000	$1,900,000
State net operating loss carry forward	550,000	418,000	290,000
Provisions	545,000	544,000	544,000
Timing difference - Accrued compensation	246,000	209,000	158,000
	4,841,000	3,871,000	2,892,000
Valuation allowance	(4,841,000)	(3,871,000)	(2,892,000)
	$-	$-	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $4,841,000, $3,871,000 and $2,892,000 at December 31, 2006, 2005, and 2004, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2006, 2005 and 2004, was $970,000, $979,000 and $1,218,000, respectively.

The Company has incurred net operating losses since inception. At December 31, 2006 the Company had a net operating loss carry forward for tax purposes amounting to approximately $9.9 million. Tax losses will begin expiring in the year 2019.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax (benefit) at U.S. statutory rate	(35.0%)	(35.0%)	(35.0%)
State tax rate, net of federal benefits	(3.5%)	(3.5%)	(3.5%)
Change in valuation allowance	(40.5%)	(40.5%)	(40.5%)
Derivative liability expenses	5.5%	23.0%	—
Other	4.5%	0.5%	—
Change in valuation allowance	28.5%	15.0%	38.5%
Effective tax rate	0.00%	0.0%	0.0%

Note 16 – Convertible Securities

At December 31, 2006 the Company had outstanding warrants to purchase 4,400,000 and 300,000 shares of restricted common stock, at an exercise price of $0.17 and $1.30 per warrant share, respectively (see Note 16). The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $527,000 for the stock warrants using the “Black Scholes” model at December 31, 2006 and reserved 4,700,000 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate   4.45%

  Volatility     96%

The following table summarizes the stock warrant activity:

September 30, 2004	Number of Shares
Warrants granted (five year term expiring April 2, 2009)	100,000
Warrants exercised	-

September 30, 2005
Warrants granted (five year term expiring April 2, 2010)	100,000
Warrants exercised	-

June 1, 2006
Warrants granted (three year term expiring May 15, 2009)	4,400,000
Warrants exercised	-

September 30, 2006
Warrants granted (five year term expiring April 2, 2011)	100,000
Warrants exercised	-

4,700,000

Note 17 - Commitments

On April 13, 2004 the Company entered into a thirteen month lease for approximately 2,700 square feet of office space in Fort Lauderdale, Florida. On June 1, 2005 the Company extended the lease term for one year until May 31, 2006, with a minimum annual rental of $59,903 per annum. On March 27, 2006 the Company negotiated a further one year extension until May 31, 2007, with a minimum annual rental of $62,300 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Rent expense for the year ended December 31, 2006 totaled $100,165.

The following is a schedule of minimum future rentals on the operating lease:

Year ending December 31,
2007	$ 34,925

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. Under the agreement 100,000 and 150,000 shares had been issued during the years ended December 31, 2005 and 2004, respectively (see Note 12). At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each Anniversary (see Note 16). The Company elected not to renew the contract after the April 2007 expiry date (see Note 12).

On August 15, 2004 the Company entered into a three year employment agreement with its Executive Vice-President – Sales and Marketing, with automatic one year extensions after the expiration of the initial term. The terms of the agreement calls for a minimum annual salary of $150,000 per annum. The agreement also provides for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further calls for the issue of 120,000 shares of restricted common stock upon signing of the agreement. At each anniversary of the effective date the Company shall issue the executive 300,000 shares of restricted common stock for the three year period of his employment. On April 11, 2007 the Company was released from all obligations under the employment agreement (see Note 12).

On June 1, 2006 the Company entered into a one year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 4,400,000 Warrants, with each Warrant representing the right to purchase one share of Common Stock for $0.17 per share at any time through the third year following issuance (see Note 16) (see Note 12). The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009. No services have been provided and the Company is currently in the process of negotiating a cancellation of the contract.

Note 18 - Concentration of Credit Risk

Financial instruments that potentially subject the Corporation to concentration of credit risk consist primarily of cash and accounts receivable. Receivables from one customer at December 31, 2006 represented approximately 90.3% of total receivables, and 87.6% of total sales for the year ended December 31, 2006 (see Note 13). Supplies from one vendor represented 65.3% of total supplies of finished goods for the year ended December 31, 2006. At December 31, 2006 cash balances were not in excess of the federally insured limits.

Note 19 - Advertising

The Company expenses advertising costs as incurred. During the years ended December 31, 2006, 2005 and 2004, a total of $80,165, $87,713 and $41,146 was expensed, respectively.

Note 20 – Contingencies

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