Form 10QSB
period 2007-03-31
MediaREADY Inc
filed 2007-05-21
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007: 122,411,626 shares of common stock.

MediaREADY, Inc.

FORM 10-QSB

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

1

BALANCE SHEETS AT MARCH 31, 2007 AND DECEMBER 31, 2006

1

STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

2

STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

3

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2007

4

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

7

ITEM 3.   CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

17

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5.   OTHER INFORMATION

17

ITEM 6.   EXHIBITS

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIAREADY, INC.

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	Unaudited	Restated

ASSETS
Current assets:
Cash and cash equivalents	$139	$1,426
Accounts receivable, net of allowance for doubtful accounts of $70,768 and $64,152 at March 31, 2007 and December 31, 2006, respectively	—	22,199
Accounts receivable – related party	530,350	760,350
Inventory, net	3,118	7,193
Deferred costs	46,475	—
Prepayments and other current assets	18,254	32,166
Total current assets	598,336	823,334
Property and equipment, net	10,785	12,314
Other assets:
Deposits	12,000	12,000
	12,000	12,000
Total assets	$621,121	$847,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	40,440	56,426
Accounts payable - trade	1,012,953	1,014,949
Accrued compensation	633,998	622,998
Other accruals	83,010	51,821
Convertible note payable – related party	2,919,305	3,098,959
Derivative liability	4,460,049	4,519,315
Loan payable – shareholder	6,131	1,330
Total current liabilities	9,155,886	9,365,798
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 122,411,626 and 110,011,626 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	122,411	110,012
Additional paid-in capital	9,376,325	8,790,024
Accumulated deficit	(17,846,001)	(17,236,686)
	(8,347,265)	(8,330,650)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(8,534,765)	(8,518,150)
Total liabilities and stockholders’ deficit	$621,121	$847,648

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
		Restated

Sales	$—	$110,431

Cost of sales	—	112,655

Gross loss	—	(2,224)

Operating expenses:
Selling, general and administrative	594,204	509,854
Provision for obsolete inventory	1,318	(29,334)
Depreciation	1,529	15,819
Bad debt expense	6,616	10,000
Fair value of equity instruments	8,225	—
Total operating expenses	611,892	506,339

Operating loss	(611,892)	(508,563)

Other income (expense)
Change in fair value of derivative liability	59,266	(462,426)
Interest and financing expense – related party	(56,689)	(60,209)

Total other income (expense)	2,577	(522,635)

Net loss	$(609,315)	$(1,031,198)

Basic loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	116,544,959	87,833,293

The accompanying notes are an integral part of these financial statements.

MediaREADY, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(609,315)	$(1,031,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,529	15,819
Bad debt expense	6,616	10,000
Provision for obsolete inventory	1,318	(29,334)
Change in fair value of derivative liability	(59,266)	462,426
Stock issued for services	8,225	—
Change in assets and liabilities
Increase (decrease) in accounts receivable	15,582	(71,464)
Decrease in accounts receivable – related party	230,000	—
Decrease in inventories	2,757	117,333
Decrease in prepayments and other assets	13,912	44,511
Decrease in accounts payable	(9,994)	(52,218)
Increase in accrued compensation	11,000	18,000
Increase in other accruals	31,189	2,316

Net cash used in operating activities	(356,447)	(513,809)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(5,572)

Net cash used in investing activities	—	(5,572)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	358,346	541,364
Proceeds from loans payable – shareholder	12,800	—
Repayment of short-term debt	(15,986)	(22,928)

Net cash provided by financing activities	355,160	518,436

Net decrease in cash and cash equivalents	(1,287)	(945)

Cash and cash equivalents at beginning of period	1,426	1,097

Cash and cash equivalents at end of period	$139	$152

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash movements affecting investing and financing transactions:
Note payable to shareholder converted to capital	$538,000	$225,000

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

Note 1 – Basis of Presentation

The accompanying unaudited financial statements for the three-month periods ended March 31, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2006 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2006, included in the registrant’s Form 10-KSB for the year then ended.

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007.

Note 2 – Restatement of Financial Statements

The restatement was undertaken to record the change in the fair value of an embedded conversion option within a note payable and to reclassify a reduction in the provision for obsolete inventory.

As a consequence of changes made in the statements of operations, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As filed	Adjustment to Restate	Restated
Statement of operations for the three months ended March 31, 2006
Cost of sales (a)	$83,321	$29,334	$112,655
Provision for obsolete inventory (b)	—	(29,334)	(29,334)
Change in fair value of derivative liability (c)	—	462,426	462,426

———————

(a) Cost of sales

The write back of a provision for obsolete inventory has been reclassified from cost of sales and into a separate account within operating expenses.

(b) Provision for obsolete inventory

This account now records the $29,334 reduction in the provision for obsolete inventory which was previously part of cost of sales.

c) Change in fair value of derivative liability

The Company recognized the change in the fair value of an embedded conversion option within a note payable totaling $462,426 (see note 9).

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $17.8 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses a related party/shareholder of the Company have been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period April 1, 2007 through April 30, 2007, the Company has received approximately $85,000 as cash advances from the related party/ shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4 – Deferred Costs

During the three months ended March 31, 2007, the Company issued restricted common stock to third parties for services rendered and expensed the cost over the period of each respective contract (see note 7). At March 31, 2007 a total of $46,475 had been deferred and during the three ended March 31, 2007 a total of $8,225 was expensed.

Note 5 –Convertible Note Payable – Related Party

The Company is obligated to a shareholder for $2,919,305 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the three months ended March 31, 2007, the Company incurred interest on this note totaling $56,689 (see note 8).

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted common stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ended September 30, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock. Thereafter the percentage reverts back to nine (9%) per quarter, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see note 7). During the three months ended March 31, 2007 the related party converted 9.8% of the outstanding stock of the Company which was in excess of the amount allowed as stipulated in the agreement.

Note 6 – Loans Payable

The Company is obligated to a shareholder for $6,131 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

Note 7 – Common Stock Transactions

During the three months ended March 31, 2007, a related party converted $538,000 in notes payable into an aggregate of 12,000,000 shares of restricted common stock at prices ranging $0.04 to $0.05 per share (see note 5). Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the three months ended March 31, 2007, the Company issued 400,000 shares of restricted common stock to third parties for services rendered at a fair value of $0.11 per share, for a total of $44,000 (see note 4).

During the three months ended March 31, 2007, the Company recognized the fair market value of 100,000 shares of restricted common stock to be issued to a third party for services rendered at $0.107 per share, for a total of $10,700 (see note 4).

Note 8 – Related Parties

At March 31, 2007, accounts receivable from a related party totaled $530,350 or 88.2% of gross receivables.

During the three months ended March 31, 2007, the Company expensed an amount of $50,000 for the salary of the President. As of March 31, 2007 a total of $633,998 for the period January 1, 2002 through March 31, 2007 was unpaid and has been accrued.

During the three months ended March 31, 2007, the Company expensed $12,800 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable (see note 6).

During the three months ended March 31, 2007, the Company expensed $118,657 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for convertible notes payable (see note 5).

During the three months ended March 31, 2007, the Company expensed interest cost to a related party totaling $56,689 (see note 5).

Note 9 – Derivative Liability

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 5). The Company adopted the provisions of SFAS No. 123R to compute the estimated fair value of $4,460,049 at March 31, 2007, and wrote back $59,266 to reflect the fall in the value of the liability during three months ended March 31, 2007, (see note 5). The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

Note 10 - Contingencies

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately-held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has agreed to forbear from any action at this time. Management anticipates, but can not assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The following is a discussion of the financial condition and results of operations of MediaREADY, Inc. (sometimes referred to as the “Company”, ”we” or “our”) for the three months ended March 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2006. Historical results may not be indicative of future performance.

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

•

availability of technology

•

rapid technological changes

•

the overall consumer demand for our products and services

•

the volume of shipments

•

the mix of services and products purchased by our customers

•

the prices we obtain for services

•

our ability to manage our cost structure for capital expenditures and operating expenses such as salary, benefits, shipping costs, research, development and design

•

limited funding sources

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

Principal Products

Media Centers

MediaREADY™ MC

The MediaREADY™ MC, introduced in early 2007, represents our fourth generation of media centers, created to handle the transition from traditional satellite and cable broadcast of media programming to an “anywhere anytime” online access of media that is customized to the user’s desires using feature rich software while keeping the media center as simple as possible to operate; with core applications such as:

•

TV tuning and electronic program guide

•

Personal video recording

•

Broadband connectivity

•

In-home network ready

•

Internet browsing

•

Media library

•

DVD/CD player/recorder

•

TV email

•

RF keyboard and remote control

•

Superior connectivity

Portable Media Centers

MediaREADY™ Glider

The MediaREADY™ Glider is a portable MP4 video player, MP3 and FM radio tuner and recorder and is available in both 1GB and 2GB varieties which provide over 15 and 30 hours of music or over 8 and 16 hours of video storage respectively. It supports MP and WAV playback supported file formats with no additional drivers needed to support its USB 2.0 connection with Windows based PC’s.

MediaREADY™ Aero

The MediaREADY™ Aero is an ultra-portable flash-based MP3 audio player, FM radio tuner and recorder is available in a variety of storage configurations. Weighing just over an ounce and measuring under 4” in length, the Aero can store over 250 songs (on the 1GB model) with 30 FM channel memory.

Video Recorders

MediaREADY™ RECON

The RECON Digital Video Camcorder is affordable, compact, and light weight. The Recon combines digital camcorder, digital still camera, and personal media player and recording functionality a travel accessory. Functions include: movie record, picture record, electronic photo frame, voice record, MP3 player, PC camera, mass storage device.

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

Planned Future Products

Media Centers

MediaREADY™ MC/HD

The MediaREADY™ MC/HD is planned to combine personal video recording, electronic program guide, Internet browsing and download support, email, CD/DVD playback, digital pictures, digital music, and more for the user’s television. The MediaREADY™ MC/HD was announced in early 2007 and is planned to be available in second quarter 2007.

Portable Media Centers

MediaREADY™ BLING Player

The BLING Player line of jewel-studded portable MP3 and MPEG-4 portable player is planned to be equipped with a 2 GB flash memory. BLING is also planned to feature a built-in FM radio tuner and recorder feature with 30 channel station memory in a radical wearable design planned to be available in second quarter 2007.

Video Recorders

MediaREADY™ RECON Pro

The RECON Pro Digital Video Camcorder and Media Player is planned to include the features of the RECON plus enhanced high resolution. Function modes are planned to include: digital video camera, digital still camera, PC camera, mass storage device, video player, video recorder, and gaming. RECON Pro is planned for third quarter 2007.

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

PromotionREADY Customer Support and Affiliate Promotions

We plan to expand our business to business services in the second quarter of 2007 with the inclusion of our PromotionREADY suite of services. Planned services will offer a turn-key solution for customers interested in creating and building brand awareness.  Services are to include: product branding; customer support services; and web affiliate marketing services.

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

•

“best buy for the dollar”

As of March 31, 2007, we employed two sales people to help customers and to prospect business from various forms of lead generation. The Company may also in the future engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

The Company’s product sales will vary in size; therefore, a customer that accounts for a significant portion of the Company’s revenues in one period may not generate a similar amount of revenue in subsequent periods. Sales from a related party represented approximately 87.6% of total sales for the year ended December 31, 2006. However, management does not believe that it will derive such a significant portion of its revenues from this customer or from a limited number of customers in the near term. We can not assure that this will be the case and in such an event, any cancellation, deferral, or significant reduction in future orders could have a material adverse affect on the Company’s business, financial condition, and results of operations.

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

The Company recently formed an advisory board currently comprised of Charles Gargano, Lenard Lauren, Harry Brooks and Sir Oliver Turnquest. The consultants have been compensated with restricted common stock in the amounts of 200,000 shares, 100,000 shares, 100,000 shares and 100,000 shares, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. For the three months ended March 31, 2007 revenues were $0 compared to $110,431 for the three months ended March 31, 2006. Net revenues decreased $110,431. The decrease in net revenues was a result of the lack of inventory available for sale and the Company’s inability to fund new inventory.

Gross Profit

Gross Profit for the three months ended March 31, 2007 was $0 compared to a loss of $2,224 for the three months ended March 31, 2006.

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses for the three months ended March 31, 2007 were $594,204 compared to $509,854 for the three months ended March 31, 2006. General and administrative expenses increased $84,350 representing a 16.5% increase. This increase was due to a significant rise in travel expenses.

Change in fair value of derivative liability

Fair value of the change in the derivative liability was ($59,266) for the three months ended March 31, 2007 compared to $462,426 for the three months ended March 31, 2006. The difference of $521,692 was due to the change in the fair value of the derivative at March 31, 2006 and the movement through March 31, 2007.

Cash flows from operating activities

Net cash used in operating activities for the three months ended March 31, 2007 was $356,447 compared to $513,809 for the three months ended March 31, 2006, a decrease of $157,362 representing a 30.6% decrease. The decrease is primarily due to a reduction in the level of accounts receivable.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2007 was $355,160 compared to $518,436 for the three months ended March 31, 2006, a decrease of $163,276 representing a 31.5% decrease. The decrease is primarily due to the decrease in advances from a shareholder.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had cash of $139 and negative working capital of ($8,557,550), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended March 31, 2007. In the event we were to receive sufficient funds for operational purposes, we do plan to retain the services of additional internal management staff to assist current management with the monitoring of the Company’s internal controls and procedures. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date: May 21, 2007

MediaREADY, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

18