Form 10QSB
period 2007-09-30
MediaREADY Inc
filed 2007-11-19
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2007: 197,061,626 shares of common stock.

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

18

ITEM 5.

OTHER INFORMATION

18

ITEM 6.

EXHIBITS

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIAREADY, INC.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$914	$1,426
Accounts receivable, net of allowance for doubtful accounts of $70,069 and $64,152 at September 30, 2007 and December 31, 2006, respectively	—	22,199
Accounts receivable – related party	232,350	760,350
Inventory, net	298	7,193
Deferred costs	19,125	—
Prepayments and other current assets	14,442	32,166
Total current assets	267,129	823,334
Property and equipment, net	3,473	12,314
Other assets:
Deposits	13,110	12,000
Total assets	$283,712	$847,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$23,681	$56,426
Accounts payable – trade	843,310	1,014,949
Accrued compensation – related party	418,498	622,998
Other accruals	36,565	51,821
Convertible note payable – related party	2,291,685	3,098,959
Derivative liability	3,628,503	4,519,315
Loan payable – shareholder	18,817	1,330
Total current liabilities	7,261,059	9,365,798
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 191,061,626 and 110,011,626 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	191,062	110,012
Additional paid-in capital	10,993,645	8,796,024
Accumulated deficit	(17,974,554)	(17,236,686)
	(6,789,847)	(8,330,650)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(6,977,347)	(8,518,150)
Total liabilities and stockholders’ deficit	$283,712	$847,648

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
		Restated		Restated

Sales	$—	$10,900	$—	$123,781

Cost of sales	—	3,528	—	107,037

Gross profit	—	7,372	—	16,744

Operating expenses:
Selling, general and administrative	196,347	437,336	1,081,174	1,443,966
Provision for obsolete inventory	—	89,986	4,138	165,913
Depreciation	4,827	1,342	8,841	23,705
Fair value of equity instruments	393,675	43,500	373,225	43,500
Fair value of convertible securities	—	—	—	406,000
Bad debt expense	—	6,524	5,917	62,104
Total operating expenses	594,849	578,688	1,473,295	2,145,188

Operating loss	(594,849)	(571,316)	(1,473,295)	(2,128,444)

Other income (expense):
Change in fair value of derivative liability	333,455	356,064	890,812	(368,782)
Interest and financing expense – related party	(46,916)	(68,083)	(155,385)	(187,595)
Total other income (expense)	286,539	287,981	735,427	(556,377)

Net loss	$(308,310)	$(283,335)	$(737,868)	$(2,684,821)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted-average number of shares used in computing per share amounts	159,594,959	99,104,959	129,129,219	90,904,682

The accompanying notes are an integral part of these financial statements.

MediaREADY, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(737,868)	$(2,684,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,841	23,705
Bad debt expense	5,917	62,104
Provision for obsolete inventory	4,138	165,913
Change in fair value of derivative liability	(890,812)	368,782
Stock warrants issued under employment agreement	—	10,000
Stock warrants issued for services	—	396,000
Interest on convertible note payable – related party	155,385	187,595
Selling, general and administrative expenses	—	152,176
Stock issued under employment agreement	(208,100)	43,500
Stock issued for services and compensation	581,325	19,900
Change in assets and liabilities
Decrease (increase) in accounts receivable	16,282	(50,988)
Decrease in accounts receivable – related party	528,000	—
Decrease in inventories	2,757	89,727
Decrease in prepayments and other assets	17,724	58,147
Increase in deposits	(1,110)	—
Decrease in accounts payable	(189,638)	(12,356)
Increase in accrued compensation	10,500	67,986
Decrease in other accruals	(15,256)	(2,256)

Net cash used in operating activities	(711,915)	(1,104,886)

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(12,132)

Net cash used in investing activities	—	(12,132)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	708,661	1,182,000
Proceeds from loan payable – shareholder	39,487	—
Repayment of loan payable – shareholder	(4,000)	(17,000)
Repayment of short-term debt	(32,745)	(48,797)

Net cash provided by financing activities	711,403	1,116,203

Net decrease in cash and cash equivalents	(512)	(815)

Cash and cash equivalents at beginning of year	1,426	1,097

Cash and cash equivalents at end of period	$914	$282

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital – related party	$1,671,320	$1,257,000
Accrued compensation converted to capital – related party	$215,000	$—

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1 – Basis of Presentation

The accompanying unaudited financial statements for the nine-month period ended September 30, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2006 is derived from the registrant’s Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007.

Note 2 – Restatement of Financial Statements

The restatement was undertaken to record the change in the fair value of an embedded conversion option within a note payable, to record the fair value of convertible securities issued and to reclassify a reduction in the provision for obsolete inventory and to properly account for all restricted stock issued to employees and third parties.

As a consequence of changes made in the statements of operations, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As filed	Adjustment to Restate	Restated
Statement of operations for the three months ended September 30, 2006
Cost of sales (a)	$93,514	$(89,986)	$3,528
Provision for obsolete inventory (b)	—	89,986	89,986
Selling, general and administrative (c)	460,336	(23,000)	437,336
Change in fair value of derivative liability (d)	—	(356,064)	(356,064)
Fair value of convertible securities (e)	—	43,500	43,500

———————

(a) Cost of sales

The provision for obsolete inventory has been reclassified from cost of sales and into a separate account within operating expenses.

(b) Provision for obsolete inventory

This account now records the $89,986 increase in the provision for obsolete inventory which was previously part of cost of sales.

(c) Selling, general and administrative

The Company has reclassified the initial change in the fair value of a derivative out of selling, general and administrative and into a separate account.

(d) Change in fair value of derivative liability

The Company has recognized the change to reduce the fair value of an embedded conversion option within a note payable totaling $379,064, after including the transfer of the initial expense of $23,000 which was reclassified from selling, general and administrative.

(e) Fair value of convertible securities

The Company has recognized the fair value of restricted common stock to be issued under an employment agreement totaling $43,500.

	As filed	Adjustment to Restate	Restated
Statement of operations for the nine months ended September 30, 2006
Cost of sales (a)	$272,950	$(165,913)	$107,037
Provision for obsolete inventory (b)	—	165,913	165,913
Selling, general and administrative (c)	1,466,966	(23,000)	1,443,966
Change in fair value of derivative liability (d)	—	368,782	368,782
Fair value of convertible securities (e)	—	406,000	406,000
Fair value of equity instruments (f)	—	43,500	43,500

———————

(a) Cost of sales

The provision for obsolete inventory has been reclassified from cost of sales and into a separate account within operating expenses.

(b) Provision for obsolete inventory

This account now records the $165,913 increase in the provision for obsolete inventory which was previously part of cost of sales.

(c) Selling, general and administrative

The Company has reclassified the initial change in the fair value of a derivative out of selling, general and administrative and into a separate account.

(d) Change in fair value of derivative liability

The Company has recognized the change to reduce the fair value of an embedded conversion option within a note payable totaling $368,782 after including the transfer of the initial expense of $23,000 which was reclassified from selling, general and administrative.

(e) Fair value of convertible securities

The Company recognized the fair value of convertible securities totaling $406,000, issued under an employment agreement and for services rendered using the “Black Scholes” pricing model.

(f) Fair value of equity instruments

The Company has recognized the fair value of restricted common stock to be issued under an employment agreement totaling $43,500.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $18.0 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses a related party/shareholder of the Company have been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2007 through October 31, 2007, the Company has received approximately $40,000 as cash advances from the related party/shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 4 –Convertible Note Payable – Related Party

The Company is obligated to a related party for $2,291,685 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the nine months ended September 30, 2007, the Company incurred interest on this note totaling $155,385 (see note 7).

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted common stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ended September 30, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock. Thereafter the percentage reverts back to nine (9%) per quarter, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see note 6). During the three months ended September 30, 2007 the related party converted 14.8% of the outstanding stock of the Company which was in excess of the amount allowed as stipulated in the agreement.

Note 5 – Loans Payable

The Company is obligated to a shareholder for $18,817 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

Note 6 – Common Stock Transactions

During the nine months ended September 30, 2007, a related party converted $1,671,320 in notes payable into an aggregate of 61,800,000 shares of restricted common stock at prices ranging $0.015 to $0.050 per share (see note 4). Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the nine months ended September 30, 2007, the Company issued 13,050,000 shares of restricted common stock to third parties for services rendered at fair value prices ranging $0.038 to $0.110 per share, for a total of $600,450.

During the nine months ended September 30, 2007, the Company issued 200,000 shares of restricted common stock to employees for services rendered at $0.065 per share for a total of $13,000.

On April 11, 2007 the Company was released from an obligation to issue 720,000 shares of restricted common stock to an employee under an employment agreement.  Accordingly, during the nine months ended September 30, 2007, the Company reversed the amounts expensed for the fair market value of this stock during the years ended December 31, 2006, 2005 and 2004, respectively, for a total of $221,100.

During the nine months ended September 30, 2007 an officer and related party converted $215,000 in accrued compensation into 6,000,000 shares of restricted common stock at $0.036 per share (see note 7).

Note 7 – Related Parties

At September 30, 2007, accounts receivable from a related party totaled $232,350 or 76.8% of gross receivables.

During the nine months ended September 30, 2007, the Company expensed an amount of $150,000 for the salary of the President and converted $215,000 in accrued compensation into restricted common stock (see note 6).  As of September 30, 2007 a total of $418,498 was unpaid and has been accrued.

During the nine months ended September 30, 2007, the Company expensed $39,487 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable (see note 5).

During the nine months ended September 30, 2007, the Company expensed $181,261 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for convertible notes payable (see note 4).

During the nine months ended September 30, 2007, the Company expensed interest cost to a related party totaling $155,385 (see note 4).

Note 8 – Derivative Liability

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 4). The Company adopted the provisions of SFAS No. 123R to compute the estimated fair value of $3,628,503 at September 30, 2007, and wrote back $890,812 to reflect the fall in the value of the liability during nine months ended September 30, 2007. The following assumptions were made in estimating fair value:

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

The following is a discussion of the financial condition and results of operations of MediaREADY, Inc. (sometimes referred to as the “Company”, “we” or “our”) for the nine months ended September 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB, and our financial statements and notes contained in our annual report on Form 10-KSB, for the year ended December 31, 2006. Historical results may not be indicative of future performance.

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

Principal Service Networks

Service networks offer a breadth of new services and enhancements to improve the functionality of our products. Such networks currently functioning with our products are as follows:

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

Planned Future Products

Media Centers

MediaREADY™ MC/HD

The MediaREADY™ MC/HD is planned to combine personal video recording, electronic program guide, Internet browsing and download support, email, CD/DVD playback, digital pictures, digital music, and more for the user’s television. The MediaREADY™ MC/HD was announced in early 2007 and is planned to be available in 2008.

Video Recorders

MediaREADY™ RECON Pro

The RECON Pro Digital Video Camcorder and Media Player is planned to include the features of the RECON plus enhanced high resolution. Function modes are planned to include: digital video camera, digital still camera, PC camera, mass storage device, video player, video recorder, and gaming. RECON Pro is planned to be available in 2008.

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

PromotionREADY Customer Support and Affiliate Promotions

We hope to expand our business to business services in 2008 with the inclusion of our PromotionREADY suite of services. Planned services will offer a turn-key solution for customers interested in creating and building brand awareness.  Services are to include: product branding; customer support services; and web affiliate marketing services.

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

•

“best buy for the dollar”

As of September 30, 2007, we employed two sales people to help customers and to prospect business from various forms of lead generation. The Company may also in the future engage independent sales agents in various geographic areas as well as product dealers and resellers.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. For the nine months ended September 30, 2007 revenues were $0 compared to $123,781 for the nine months ended September 30, 2006. Net revenues decreased $123,781. The decrease in net revenues was a result of the lack of inventory available for sale and the Company’s inability to fund new inventory.

Gross Profit

Gross Profit for the nine months ended September 30, 2007 was $0 compared to a profit of $16,744 for the nine months ended September 30, 2006.

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses for the nine months ended September 30, 2007 were $1,081,174 compared to $1,443,966 for the nine months ended September 30, 2006. General and administrative expenses decreased $362,792 representing a 25.1% decrease. This decrease was due to a significant decrease in payroll expenses.

Change in fair value of derivative liability

Fair value of the change in the derivative liability was $890,812 for the nine months ended September 30, 2007 compared to ($368,782) for the nine months ended September 30, 2006. The difference of $1,259,594 was due to the change in the fair value of the derivative during the nine months ended September 30, 2007 as a result of movements in the Company’s stock price.

Cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2007 was $711,915 compared to $1,104,886 for the nine months ended September 30, 2006, a decrease of $392,971 representing a 35.6% decrease. The decrease is primarily due to a reduction in the level of accounts receivable-related party.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $711,403 compared to $1,116,203 for the nine months ended September 30, 2006, a decrease of $404,800 representing a 36.3% decrease. The decrease is primarily due to a reduction in advances from a shareholder/related party.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had cash of $914 and negative working capital of ($6,993,930), respectively. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company’s principal executive, financial and accounting officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, such person concluded at that time that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ended September 30, 2007. In the event we were to receive sufficient funds for operational purposes, we do plan to retain the services of additional internal management staff to assist current management with the monitoring of the Company’s internal controls and procedures. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Date: November 19, 2007

MediaREADY, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

19