Form 10KSB/A
period 2005-12-31
MediaREADY Inc
filed 2007-12-13
CIK 1123493

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-KSB/A

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

Title of Class: Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, as amended,  or any amendment to this Form 10-KSB, as amended.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .  Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $181,462.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of January 31, 2006 was approximately $20,679,990.

The number of shares outstanding of each of the issuer’s common stock, as of January 31, 2006: 86,166,626 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the “Company”) is filing this Amended Form 10-KSB (the “Amended Form 10-KSB/A”) to restate the Company’s Annual Report on Form 10-KSB (the “Original Form 10-KSB”) for the period ended December 31, 2005 as originally filed with the Securities and Exchange Commission on April 10, 2006.

The restatement was undertaken to record the initial fair value of an embedded conversion option within a note payable and to record the change in the value during the current period and to reclassify a reduction in the provision for obsolete inventory and to properly account for all restricted stock and stock warrants issued to employees and third parties.

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

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

18

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

18

SIGNATURES

20

FINANCIAL STATEMENTS AND NOTES

F-1 through F-20

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report on Form 10-KSB, as amended, contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

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

5

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

7

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

Research and Development

The Company expended research and development costs of $7,231, $5,304 and $40,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

CAC Media:  The Company reviewed the investment in CAC Media for possible impairment and provided fully for a decline in value of $0, $865,000 and $93,000 at December 31, 2005, 2004 and 2003, respectively.

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

As of December 31, 2005, the Company had cash and negative net working capital of $1,097 and ($7,060,316), respectively.  The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

In 2005 the Company issued 100,000 shares of its restricted common stock for services rendered, pursuant to an employment agreement with the Chief Technology Officer, valued at prices ranging $0.24 to $0.34 per share.  The Company also converted debt due to shareholders into 32,100,000 shares of restricted common stock, and sold 600,000 shares of restricted common stock to investors.

The Company’s transfer agent is Interwest Transfer Co., Inc., which is located at 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117 with telephone number (801) 272-9294.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-KSB, as amended,  contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipates,” “belief,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation: going-concern considerations; uncertain continued ability to meet our development and operational needs in view of our serious working capital shortage; no assurances of and uncertainty of future profitability; our plan to enter new, untested markets; our dependence on our management and the requirement of additional management in order to execute our operating plan; the uncertainty of the U.S. economic recovery and economic trends; the impact of competitive services and pricing; the Sarbanes Oxley Act has increased our legal, accounting and administrative costs; and many of such risk factors that are beyond our control. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

The following is a discussion of the financial condition and results of operations of the Company for the year ended December 31, 2005 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-KSB, as amended.  Historical results may not be indicative of future performance.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. For the year ended December 31, 2005, revenues were $181,462 compared to $14,167 for the year ended December 31, 2004, representing an increase of $167,295 or 1,180%. The increase in net sales was a result of initial orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the year ended December 31, 2005 was $21,915 compared to a loss of $4,862 for the year ended December 31, 2004.  The increase in gross profit was a result of initial product orders.

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses for the year ended December 31, 2005 were $1,959,051 compared to $1,377,172 for the year ended December 31, 2004, representing an increase of $581,879 or 42.2%. The primary increase in general and administrative expenses was due to increases in payroll expenses.

Cash flows from operating activities

Net cash used in operating activities for the year ended December 31, 2005 was $2,130,666 compared to $1,227,579 for the year ended December 31, 2004. The increase in cash used in operating activities was primarily attributable to increase in inventory and a decrease in accruals.

Cash flows from financing  activities

Net cash provided by financing activities for the year ended December 31, 2005 was $2,047,468 compared to $2,582,936 for the year ended December 31, 2004.  The decrease in cash provided by financing activities resulted from a decrease in cash received from stock issuances to third parties. .

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had cash and negative net working capital of $1,097 and ($7,060,316), respectively.  The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months.  If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

Inventory

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value and consists solely of finished goods.  The Company outsources the manufacture of its products for sale and accordingly excludes any general and administrative costs from inventory.  The Company records inventory provisions for obsolete and slow-moving items.

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

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements and the notes thereto appear on pages F-1 through F-20 of this report.

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

Class	Name and Address of Owner	# of Shares	% of Class
Common	V. Jeffrey Harrell	1,523,440	2%
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

December 13, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ V. JEFFREY HARRELL	Chief Executive Officer,	December 13, 2007
V. Jeffrey Harrell	President, Principal Executive, Financial and Accounting Officer, Secretary and Chairman of the Board of Directors

VIDEO WITHOUT BOUNDARIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

CONTENTS

Page
Reports of Public Accounting Firm	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Stockholders’ Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-8 - F-20

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive – Suite 226

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

/s/ Baum & Company, PA

Coral Springs, Florida
April 10, 2006, except for Note 3  as to which the date is May 1, 2007

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS

DECEMBER 31

	2005	2004
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,097	$79,765
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $-0- at 2005 and 2004, respectively	14,664	9,605
Inventory, net	288,889	61,747
Prepayments and other current assets	67,753	106,107
Total current assets	372,403	257,224

Property and equipment, net	21,070	176,741
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 and $93,000 in 2005 and 2004, respectively	—	—
Deposits	12,000	12,000
Total other assets	12,000	12,000

Total assets	$405,473	$445,965
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Cash overdraft	$49,498	$—
Accounts payable - trade	81,972	44,239
Accrued compensation	528,964	399,725
Other accruals	60,260	190,998
Convertible note payable - related party	2,684,810	2,088,145
Derivative liability	4,027,215	—
Loans payable - shareholder	—	24,427
Total current liabilities	7,432,719	2,747,534
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock - $.001 par value,100,000,000 shares authorized, 86,166,626 and 53,119,126 shares issued and outstanding at December 31, 2005 and 2004, respectively	86,167	53,119
Additional paid-in capital	6,905,469	5,061,819
Accumulated deficit	(13,831,382)	(7,169,007)
	(6,839,746)	(2,054,069)
Stock subscription receivable	—	(60,000)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(7,027,246)	(2,301,569)
Total liabilities and stockholders’ deficit	$405,473	$445,965

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	Restated	Restated	Restated

Sales	$181,462	$14,167	$1,770
Cost of sales	159,547	19,029	1,046
Gross profit (loss)	21,915	(4,862)	724
Operating expenses:
Selling, general and administrative	1,959,051	1,377,172	936,153
Provision for obsolete inventory	96,297	—	—
Depreciation	178,141	210,925	234,527
Research and development	7,231	5,304	40,000
Loss due to decline in value of investments	—	1,215,000	93,000
Fair value of convertible securities	52,000	69,000	—
Fair value of equity instruments	149,250	124,850	—
Derivative expense	8,145,471	—	—
Change in fair value of derivative liability	(6,833,413)	—	—
Bad debt expense	6,000	—	—
Total operating expenses	3,760,028	3,002,251	1,303,680

Operating loss	(3,738,113)	(3,007,113)	(1,302,956)

Other expense:
Interest expense – related party	(2,924,262)	(105,698)	(51,775)
Interest and financing expense	—	—	(515,521)

Total other expense	(2,924,262)	(105,698)	(567,296)

Net loss	$(6,662,375)	$(3,112,811)	$(1,870,252)
Basic loss per share	$(0.10)	$(0.10)	$(0.47)
Weighted-average number of shares used in computing per share amounts	64,084,737	31,552,205	3,996,667

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Treasury Stock	Total
	Common Stock
	Shares	Amount
			Restated	Restated

Balance December 31, 2002	119,087	$119	$1,519,138	$(2,185,944)	$—	$—	$(666,687)
Stock issued for services	885,000	885	249,115	—	—	—	250,000
Stock issued for development of software	200,000	200	159,800	—	—	—	160,000
Stock issued for convertible debentures and related accrued interest	949,660	950	754,970	—	—	—	755,920
Notes payable to stockholders’ contributed as capital	12,795,000	12,795	220,156	—	—	—	232,951
Stock issued for purchase of web portal	500,000	500	249,500	—	—	—	250,000
Net loss for the year	—	—	—	(1,870,252)	—	—	(1,870,252)
Balance December 31, 2003	15,448,747	15,449	3,152,679	(4,056,196)	—	—	(888,068)
Stock cancelled for services issued	(50,000)	(50)	(4,950)	—	—	—	(5,000)
Notes payable to stockholders’ converted to capital	34,399,879	34,399	629,361	—	—	—	663,760
Stock cancelled	(329,500)	(329)	(164,471)	—	—	—	(164,800)
Stock issued for cash	3,500,000	3,500	1,255,500	—	(60,000)	—	1,199,000
Stock issued under employment agreement	150,000	150	124,700	—	—	—	124,850
Fair value of stock warrants	—	—	69,000	—	—	—	69,000
Purchase of treasury stock	—	—	—	—	—	(187,500)	(187,500)
Net loss for the year	—	—	—	(3,112,811)	—	—	(3,112,811)
Balance December 31, 2004	53,119,126	53,119	5,061,819	(7,169,007)	(60,000)	(187,500)	(2,301,569)
Stock issued for services	247,500	248	71,352	—	—	—	71,600
Stock issued for cash	600,000	600	132,248	—	60,000	—	192,848
Notes payable to stockholders’ converted to capital	32,100,000	32,100	1,438,900	—	—	—	1,471,000
Stock issued under employment agreement	100,000	100	149,150	—	—	—	149,250
Fair value of stock warrants	—	—	52,000	—	—	—	52,000
Net loss for the year	—	—	—	(6,662,375)	—	—	(6,662,375)
Balance December 31, 2005	86,166,626	$86,167	$6,905,469	$(13,831,382)	$—	$(187,500)	$(7,027,246)

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	Restated	Restated	Restated
Cash flows from operating activities:
Net loss	$(6,662,375)	$(3,112,811)	$(1,870,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	178,141	210,925	234,527
Interest on debentures converted to stock	—	—	14,460
Interest and discount accretion on convertible debentures	—	—	496,460
Interest on convertible note payable – related party	2,924,262	105,698	51,775
Allowance for doubtful accounts	6,000	—	—
Provision for obsolete inventory	96,297	—	—
Loss due to decline in value of investments	—	1,215,000	93,000
Stock issued for services and compensation	71,600	(5,000)	250,000
Stock warrants issued under employment agreement	52,000	69,000	—
Stock issued under employment agreement	149,250	124,850	—
Derivative expense	8,145,471	—	—
Change in fair value of derivative liability	(6,833,413)	—	—
Change in assets and liabilities
(Increase) decrease in accounts receivable	(11,059)	(9,605)	621
(Increase) in inventories	(323,439)	(58,497)	(3,250)
(Increase) decrease in other current assets	38,354	(106,107)	(1,850)
(Increase) in deposits	—	(10,150)	—
Increase (decrease) in accounts payable	37,733	(2,880)	139,388
Increase (decrease) in other accruals	(130,738)	190,998	—
Increase in accrued compensation	131,250	161,000	117,750
Net cash used in operating activities	(2,130,666)	(1,227,579)	(477,371)

Cash flows from investing activities:
Purchases of stock in closely-held corporations’	—	(1,215,000)	(93,000)
Purchases of property, plant and equipment	(22,470)	(60,612)	(246,860)
Net cash used in investing activities	(22,470)	(1,275,612)	(339,860)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	1,966,323	1,424,529	620,884
Repayment of convertible note payable – related party	(100,000)	—	(43,373)
Proceeds from issue of debentures	—	—	245,000
Proceeds from short-term debt	49,498	—	2,693
Repayment of short-term debt	—	(2,693)	—
Repayment of shareholder loans	(34,201)	—	—
Payment of notes payable	—	(37,900)	(20,000)
Collection of stock subscription	60,000	—	—
Proceeds from issuance of stock	132,848	1,199,000	—
Net cash provided by financing activities	2,074,468	2,582,936	805,204

Net increase (decrease) in cash and cash equivalents	(78,668)	79,745	(12,027)

Cash and cash equivalents at beginning of year	79,765	20	12,047
Cash and cash equivalents at end of year	$1,097	$79,765	$20

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	Restated	Restated	Restated
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$3,600	$—
Non-cash movements affecting investing and financing transactions:
Stock issued for convertible debentures	$—	$—	$755,920
Stock issued for development of software	$—	$—	$160,000
Notes payable to stockholders converted to capital	$1,471,000	$663,760	$232,951
Stock issued for purchase of web portal	$—	$—	$200,000
Web portal sold in exchange for treasury stock retired	$—	$187,500	$—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company was incorporated in the State of Florida on March 19, 1999 under the name of ValuSALES.com, Inc.  The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001.

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

Inventory

Inventory is valued using the first-in, first-out method of accounting and is stated at the lower of cost or net realizable value and consists solely of finished goods.  The Company outsources the manufacture of its products for sale and accordingly excludes any general and administrative costs from inventory.  The Company records inventory provisions for obsolete and slow-moving items.

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

Earnings Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants and notes convertible to restricted common stock were not included in computing diluted earnings per share because their effects were antidilutive

Stock Based Compensation

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

The restatement of the 2003 year was undertaken due to the auditor not having been registered with the PCAOB at the time of the original Form 10-KSB filing on April 14, 2004.

The restatement in 2004 and 2005 were undertaken to properly account for all restricted common stock and stock warrants issued to employees (see note 15) and third parties and to record the fair value of an embedded conversion option within a note payable.

As a consequence of changes made the balance sheets and statements of operations, the statements of cash flows and changes in stockholders’ deficit have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As Filed	Adjustment to Restate	Restated

Balance sheet data as at December 31, 2004
Additional paid-in capital (a)	$4,935,219	$126,600	$5,061,819
Accumulated deficit (b)	(7,042,407)	(126,600)	(7,169,007)

(a) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants (see note 15) issued to employees under their employment agreements.

(b) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants (see note 15) issued to employees under their employment agreements.

	As Filed	Adjustment to Restate	Restated

Balance sheet data as at December 31, 2005
Derivative liability (a)	$—	$4,027,215	$4,027,215
Additional paid-in capital (b)	6,606,869	298,600	6,905,469
Accumulated deficit (c)	(9,505,567)	(4,325,815)	(13,831,382)

(a) Derivative liability

The Company has recognized the fair value of an embedded conversion option within the note.

(b) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants (see note 15) issued to employees under their employment agreements.

 (c) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants (see note 15) issued to employees under their employment agreements.

	As Filed	Adjustment to Restate	Restated

Statement of operations for the year ended December 31, 2003
Revenues (a)	$190,770	$(189,000)	$1,770
Cost of sales (a)	176,046	(175,000)	1,046
Selling, general and administrative (f)	1,277,027	(340,874)	936,153
Depreciation (b)	—	234,527	234,527
Research and development (c)	—	40,000	40,000
Loss due to decline in value of investments (d)	—	93,000	93,000
Interest and finance expense (e)	—	567,296	567,296
Basic loss per share	(0.32)	(0.15)	(0.47)

(a) Revenues and cost of sales

The Company identified that ownership had not passed for products that had been booked as sales. The Company has reversed the entry of $189,000 to sales and $175,000 to cost of sales, respectively, for the year ended December 31, 2003

(b) Depreciation

The Company has booked depreciation on a web portal of $75,000 in order to write off this asset on a straight line basis over its useful life. Accordingly, depreciation expense has been increased by $75,000 for the year ended December 31, 2003.

The Company has booked additional depreciation on computer hardware totaling $19,527 in order to write off this asset on a straight line basis over its useful life. Accordingly, depreciation expense has been increased by $19,527 for the year ended December 31, 2003.

Depreciation of $140,000 had been included within selling, general and administrative expenses and this has now been reclassed to a separate line item (see f).

(c) Research and development

Management reviewed the prepaid box tooling asset and determined that this meets the criterion of a research and development expense. Accordingly, the amount of $40,000 has been expensed to research and development in the year ended December 31, 2003.

(d) Loss due to decline in value of investments

The Company reviewed an investment in CAC Media for possible impairment and has decided to provide for a decline in value of $93,000 in the year ended December 31, 2003.

(e) Interest and finance expense

It was determined that interest had not been properly accrued on a convertible note payable – related party at the rate of 8% per annum, as stipulated in the relevant agreement. Accordingly, the Company has booked an additional $9,621 as interest expense for the year ended December 31, 2003.

Management determined that interest had to be recognized totaling $3,600 on a third party note. Accordingly, interest expense for the year ended December 31, 2003 was increased by $3,600.

The Company completed a review of all debenture documents relating to the issuance of convertible debentures which revealed that the Company had not properly accounted for the beneficial conversion feature contained within each debenture. Accordingly, the Company has booked a financing expense totaling $496,460 in the year ended December 31, 2003 to recognize the accretion of the debt discount which resulted from the beneficial conversion feature.

Interest expense of $60,033 had been included within selling, general and administrative expenses and this has now been reclassed to a separate line item (see f).

Management determined that accrued interest on debentures had been overstated by $2,418 and accordingly, reduced interest expense by $2,418 in the year ended December 31, 2003.

(f) Selling, general and administrative

Due to the inability of a shareholder to produce suitable documentation to support expenses totaling $22,720 paid on behalf of the Company the amount previously booked to selling, general and administrative expense in the year ended December 31, 2003 has been reversed.

Management has accrued the salary of the President which resulted in an increase in salary expense totaling $117,750 for the year ended December 31, 2003.

The Company had initially written off an investment in Cornerstone Entertainment totaling $210,871 in the year ended December 31, 2003. It was determined that this write off should have occurred in the year ended December 31, 2002. The error has now been corrected with a reduction in selling, general and administrative expense for the year ended December 31, 2003.

During its revision of the 2002 financial statements the Company wrote off a $25,000 receivable as a bad debt. This write off had initially taken place in 2003 and this write off has now been reversed and selling, general and administrative expense reduced by $25,000 in the year ended December 31, 2003.

Depreciation of $140,000 had been included with selling, general and administrative expense and this has now been reclassed to a separate line item (see b).

Interest expense of $60,033 had been included with selling, general and administrative expenses and this has now been reclassed to a separate line item (see e)

	As Filed	Adjustment to Restate	Restated

Statement of operations for the year ended December 31, 2004
Selling, general and administrative (a)	$1,444,422	$(67,250)	$1,377,172
Fair value of convertible securities (b)	—	69,000	69,000
Fair value of equity instruments (c)	—	124,850	124,850
Basic loss per share	(0.09)	(0.01)	(0.10)

(a) Selling, general and administrative

The Company has reclassified the fair value of restricted common stock issued to an employee under an employment agreement to fair value of equity instruments.

(b) Fair value of convertible securities

The Company has expensed the estimated fair value of stock warrants (see note 15) issued to an employee under an employment agreement using the Black Scholes model.

(c) Fair value of equity instruments

The Company has expensed the fair value of restricted common stock issued to an employee under his employment agreement totaling $57,600.

The Company reclassified the fair value of restricted common stock issued to an employee under his employment agreement from selling, general and administrative expense totaling $67,250.

	As Filed	Adjustment to Restate	Restated

Statement of operations for the year ended December 31, 2005
Selling, general and administrative (a)	$1,988,301	$(29,250)	$1,959,051
Fair value of convertible securities (b)	—	52,000	52,000
Fair value of equity instruments (c)	—	149,250	149,250
Derivative expense (d)	—	8,145,471	8,145,471
Change in fair value of derivative liability (e)	—	(6,833,413)	(6,833,413)
Interest and financing expense	209,105	2,715,157	2,924,262
Basic loss per share	(0.03)	(0.07)	(0.10)

(a) Selling, general and administrative

The Company has reclassified the fair value of restricted common stock issued to an employee under an employment agreement to fair value of equity instruments.

(b) Fair value of convertible securities

The Company has expensed the estimated fair value of stock warrants (see note 15) issued to an employee under an employment agreement using the Black Scholes model.

(c) Fair value of equity instruments

The Company has expensed the fair value of restricted common stock issued to an employee under an employment agreement totaling $120,000.

The Company reclassified the fair value of stock issued to an employee under an employment agreement from selling, general and administrative expense totaling $29,250

(d) Derivative expense

The Company expensed the initial fair value of an embedded conversion option within a note payable totaling $8,145,471 (see note 11).

(e) Change in fair value of derivative liability

The Company recognized the change in fair value over the initial expense of an embedded conversion option within a note payable totaling $6,833,413 (see note 11).

(f) The Company recognized the initial financing cost of an embedded conversion option within a note payable totaling $2,715,157.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $13.8 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, certain current shareholders of the Company have committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period January 1, 2006 through February 28, 2006 the Company has received approximately $295,000 as advances from a shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Trade receivables	$20,664	$9,605
Less allowance for doubtful accounts	(6,000)	—
	$14,664	$9,605

NOTE 6 - PREPAYMENTS AND OTHER ASSETS

Prepayments and other current assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Advance deposit for manufacturing units	$—	$100,000
License deposits	30,418	—
Prepayments	28,051	—
Other	9,284	6,107
	$67,753	$106,107

NOTE 7 - INVENTORY

Inventory at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Finished goods	$385,186	$61,747
Provision for obsolete inventory	(96,297)	—
	$288,889	$61,747

NOTE 8 - ADVERTISING

The Company expenses advertising costs as incurred.  During the years ended December 31, 2005, 2004 and 2003, a total of $87,713 and $41,146 and $-0- was expensed, respectively,.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004  respectively:

	2005	2004
Computer equipment	$219,147	$197,376
Software	361,861	361,163
Furniture and equipment	14,914	14,914
	595,922	573,453
Less accumulated depreciation	(574,852)	(396,712)
	$21,070	$176,741

For the years ended December 31, 2005, 2004 and 2003, depreciation totaled $178,141, $210,925 and $234,527, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

The Company is obligated to a related party for $2,684,810 advanced to fund operations.  The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2005, 2004 and 2003, the Company incurred interest on notes payable to related parties’ totaling $2,924,262, $105,698 and $51,775, respectively.

During the year ended December 31, 2004 a related party transferred 329,500 shares of his unrestricted common stock to two former shareholders. The terms of the transfer were that the 329,500 shares held by the two former shareholders’ in the Company would be cancelled. The proceeds of the amount originally paid for the stock by the two former shareholders’ totaling $164,800 has been transferred to the note payable account of the related party, at $0.50 per share. The related party, in accordance with an agreement signed with the Company on October 10, 2005, is entitled to convert this amount of $164,800 into shares at the rate stipulated in the agreement (see below).

On December 3, 2005, the Company and a related party entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the stockholder the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the total outstanding stock of the Company (see note 12).

NOTE 11 – DERIVATIVE LIABILITY

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 10). The Company adopted the provisions of SFAS No.123R to compute the estimated fair value of  $4,027,215 at December 31, 2005, using the “Black Scholes” model. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

NOTE 12 - STOCKHOLDERS’ EQUITY

During the year ended December 31, 2003 the Company issued 885,000 shares of restricted common stock to third parties for services rendered for a total of $250,000 at $0.28 per share.

During the year ended December 31, 2003 the Company issued 200,000 shares of restricted common stock as payment for the development of software for a total of $160,000 at $0.80 per share.

During the year ended December 31, 2003 related parties converted $232,951 in notes payable into 12,795,000 shares of restricted common stock at an average price of $0.018 per share.

During the year ended December 31, 2003 debenture holders converted $755,920 in debentures into 949,660 shares of restricted common stock at $0.80 per share.

During the year ended December 31, 2003 the Company issued 500,000 shares of restricted common stock as payment for the purchase of a web portal for a total of $250,000 at $0.50 per share.

On November 1, 2004 the Company increased its authorized common stock from 50 million to 100 million shares.

During the year ended December 31, 2004 a related party converted $319,000 in notes payable into 31,899,879 shares of restricted common stock at $.01 per share (see note 10).

During the year ended December 31, 2004 a related party converted $344,760 in notes payable into 2,500,000 shares of restricted common stock at prices ranging $0.08 to $0.18 per share.

During the year ended December 31, 2004 the Company cancelled 329,500 shares of restricted common stock at $0.50 per share, for a total of $164,800. The amount due to the former stockholders’ was credited to the note payable account of a related party (see note 10).

During the year ended December 31, 2004 the Company cancelled 50,000 shares of restricted common stock issued to third parties for services rendered during October 2003 at $0.10 per share, for a total of $5,000.

During the year ended December 31, 2004 the Company issued 150,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging $0.35 to $0.50 per share, for a total of $67,250 (see note 14).

During the year ended December 31, 2004 the Company recognized the fair market value of 120,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $57,600 at $0.48 per share. On April 11, 2007 the Company was released from all obligations under a service agreement (see note 14).

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

During the year ended December 31, 2004 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model and expensed a total of $69,000 at $0.69 per warrant share (see note 14) (see note 15).

During the year ended December 31, 2005 a related party converted $166,000 in notes payable into 16,600,000 shares of restricted common stock at $0.01 per share, and $1,305,000 in notes payable into 15,500,000 shares of restricted common stock at prices ranging $0.08 to $0.09 per share (see note 10).

During the year ended December 31, 2005 the Company issued 100,000 shares of restricted common stock to its Chief Technology Officer, under an employment agreement, at prices ranging $0.24 to $0.34 per share, for a total of $29,250 (see note 14).

During the year ended December 31, 2005 the Company sold 600,000 shares of restricted common stock to investors at prices ranging $0.21 to $0.22 per share, for a total of $132,848.

During the year ended December 31, 2005 the Company issued 247,500 shares of restricted common stock to third parties for services rendered at prices ranging $0.12 to $0.35 per share, for a total of $71,600.

During the year ended December 31, 2005 the Company recognized the fair market value of 300,000 shares of restricted common stock to be issued to an employee under an employment agreement and expensed a total of $120,000 at $0.40 per share (see note 14).  On April 11, 2007 the Company was released from all obligations under the employment agreement.

During the year ended December 31, 2005 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model  and expensed a total of $52,000 at $0.52 per warrant share (see note 14) (see note 15).

NOTE 13 - RELATED PARTIES

During the years ended December 31, 2005 and 2004, the Company expensed $200,000 in each year for the salary of the President. At December 31, 2005 a total of $528,964 for the period January 1, 2002 through December 31, 2005 was unpaid and has been accrued.

During the years ended December 31, 2005 and 2004, the Company expensed $142,823 and $103,386 respectively in overhead costs incurred and paid by related parties with a corresponding increase in amounts due for notes payable.

During the years ended December 31, 2005, 2004 and 2003 the Company expensed interest cost to a related party totaling $2,924,262, $105,698 and $51,775, respectively.

NOTE 14 - COMMITMENTS

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

The following is a schedule of minimum future rentals on the operating lease:

Year ending December 31,
2006	$59,810
2007	25,955
$85,765

On April 2, 2004 the Company entered into a three year employment agreement with its Chief Technology Officer, with automatic one year extensions after the expiry of the initial term. The terms of the agreement calls for a minimum salary of $180,000 per annum. The agreement also provides for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further calls for the issue of 100,000 shares of restricted common stock upon the signing of the agreement and a further 150,000 shares of restricted common stock shall be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. Under the agreement, 100,000 and 150,000 shares had been issued during the years ended December 31, 2005 and 2004, respectively (see note 12). At each anniversary of the effective date the Company shall issue the executive five-year warrants to purchase at least 100,000 shares of restricted common stock, with the exercise price being set within the 30 days prior to each anniversary (see note 15).

On August 15, 2004 the Company entered into a three year employment agreement with its Executive Vice-President – Sales and Marketing, with automatic one year extensions after the expiration of the initial term. The terms of the agreement calls for a minimum annual salary of $150,000 per annum. The agreement also provides for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further calls for the issuance of 120,000 shares of restricted common stock upon signing of the agreement. At each anniversary of the effective date the Company shall issue the executive 300,000 shares of restricted common stock for the three year period of his employment (see note 12).

NOTE 15 – CONVERTIBLE SECURITIES

At December 31, 2005 the Company had outstanding warrants to purchase 200,000 shares of restricted common stock, at an exercise price of $1.30 per warrant share (see note 14). The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $121,000 for the stock warrants using the “Black Scholes” model at December 31, 2005 and reserved 200,000 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

The following table summarizes the stock warrant activity:

Number of Shares

September 30, 2004
Warrants granted (five year term expiring April 2, 2009)	100,000
Warrants exercised	—

September 30, 2005
Warrants granted (five year term expiring April 2, 2010)	100,000
Warrants exercised	—
200,000

NOTE 16 - INCOME TAXES

The provision for federal income taxes as of December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Current expense (benefit)	$—	$—	$—
Deferred expense (benefit)	—	—	—
	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant approximate components of the net deferred taxes, at December 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Deferred tax assets:
Federal net operating loss carryforward	$2,700,000	$1,900,000	$1,200,000
State net operating loss carryforward	418,000	290,000	200,000
Provisions	544,000	544,000	65,000
Timing difference – Accrued compensation	209,000	158,000	94,000
	3,871,000	2,892,000	1,559,000
Valuation allowance	(3,871,000)	(2,892,000)	(1,559,000)
	$—	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $3,871,000, $2,892,000 and $1,559,000 at December 31, 2005, 2004 and 2003, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2005, 2004 and 2003 was $979,000, $1,333,000 and $766,000, respectively.

The Company has incurred net operating losses since inception. At December 31, 2005 the Company had a net operating loss carry forward for tax purposes amounting to approximately $7.6 million,. Tax losses will begin expiring in the year 2019, and may be limited in offsetting future taxable income in the event of owner shifts pursuant to IRC section 382.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Tax at U.S. statutory rate	(35.0%)	(35.0%)	(35.0%)
State tax rate, net of federal benefits	(3.5%)	(3.5%)	(3.5%)
Derivative liability expenses	23.0%	—	—
Other	0.5%	—	—
Change in valuation allowance	15.0%	38.5%	38.5%
Effective tax rate	0.0%	0.0%	0.0%

NOTE 17 – CONTINGENCIES

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