Form 10QSB/A
period 2006-03-31
MediaREADY Inc
filed 2008-01-29
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No: 0-31497

———————

VIDEO WITHOUT BOUNDARIES, INC.

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

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the “Company”) is filing this Amended Form 10-QSB (the “Amended Form 10-QSB/A”) to restate the Company’s Quarterly Report on Form 10-QSB (the “Original Form 10-QSB”) for the period ended March 31, 2006 as originally filed with the Securities and Exchange Commission on May 15, 2006.

The restatement was undertaken to record the initial fair value of an embedded conversion option within a note payable and to record the change in the value during the current period and to reclassify a reduction in the provision for obsolete inventory and to properly account for all restricted stock and stock warrants issued to employees.

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

17

ITEM 5.      OTHER INFORMATION

17

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	Restated	Restated
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$152	$1,097
Accounts receivable, net of allowance for doubtful accounts of $16,000 and $6,000 at March 31, 2006 and December 31, 2005, respectively	76,128	14,664
Inventory, net	200,890	288,889
Prepayments and other current assets	23,242	67,753
Total current assets	300,412	372,403

Property and equipment, net	10,823	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at March 31, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
Total other assets	12,000	12,000
Total assets	$323,235	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$26,570	$49,498
Accounts payable – trade	29,754	81,972
Accrued compensation	546,964	528,964
Other accruals	62,576	60,260
Convertible note payable – related party	2,993,094	2,684,810
Derivative liability	4,489,641	4,027,215
Loan payable – shareholder	8,080	—
Total current liabilities	8,156,679	7,432,719
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 88,666,626 and 86,166,626 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	88,667	86,167
Additional paid-in capital	7,127,969	6,905,469
Accumulated deficit	(14,862,580)	(13,831,382)
	(7,645,944)	(6,839,746)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(7,833,444)	(7,027,246)
Total liabilities and stockholders’ deficit	$323,235	$405,473

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	Restated

Sales	$110,431	$21,089

Cost of sales	112,655	20,283

Gross profit (loss)	(2,224)	806

Operating expenses:
Selling, general and administrative	509,854	363,872
Provision for obsolete inventory	(29,334)	—
Depreciation	15,819	43,404
Research and development expense	—	5,580
Bad debt expense	10,000	—

Total operating expenses	506,339	412,856

Operating loss	(508,563)	(412,050)

Other expenses:
Change in fair value of derivative liability	462,426	—
Interest and financing expense – related party	60,209	42,132

Total other expenses	522,635	42,132

Net loss	$(1,031,198)	$(454,182)

Basic loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	87,833,293	56,086,904

The accompanying notes are an integral part of these financial statements.

 VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	Restated
Cash flows from operating activities:
Net loss	$(1,031,198)	$(454,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,819	43,404
Bad debt expense	10,000	—
Provision for obsolete inventory	(29,334)	—
Change in fair value of derivative liability	462,426	—
Interest on convertible note payable – related party	60,209	42,132
Selling, general and administrative expenses	41,155	—
Stock issued for services and compensation	—	47,250
Change in assets and liabilities
(Increase) in accounts receivable	(71,464)	(17,784)
Decrease in inventories	117,333	20,194
Decrease (increase) in prepayments and other assets	44,511	(54,567)
(Decrease) in cash overdraft	(22,928)	—
(Decrease) in accounts payable	(52,218)	(6,122)
Increase in accrued compensation	18,000	34,250
Increase in other accruals	2,316	6,341

Net cash used in operating activities	(435,373)	(339,084)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,572)	(699)

Net cash used in investing activities	(5,572)	(699)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	440,000	266,000
Repayment of shareholder loans	—	(12,500)
Repayment of convertible note payable – related party	—	(100,000)
Proceeds from issuance of stock	—	65,000
Collection of stock subscription	—	60,000

Net cash provided by financing activities	440,000	278,500

Net decrease in cash and cash equivalents	(945)	(61,283)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$152	$18,482

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital – related party	$225,000	$76,000

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three-month period ended March 31, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. The financial information as of December 31, 2005 is derived from the registrant’s Form 10-KSB/A, as amended, for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2005, included in the registrant’s Form 10-KSB/A, as amended, for the year then ended.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The restatement was undertaken to record the initial fair value of an embedded conversion option within a note payable and to record the change in the value during the current period and to reclassify a reduction in the provision for obsolete inventory and to properly account for all restricted stock and stock warrants issued to employees.

As a consequence of changes made to the balance sheets and statements of operations, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As filed	Adjustment to Restate	Restated

Balance sheet data as at December 31, 2005
Derivative liability (a)	$—	$4,027,215	$4,027,215
Additional paid-in capital (b)	6,606,869	298,600	6,905,469
Accumulated deficit (c)	(9,505,567)	(4,325,815)	(13,831,382)

(a) Derivative liability

The Company has recognized the fair value of an embedded conversion option within the note totaling $4,027,215.

(b) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600.

(c) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600 and recognized the fair value of an embedded conversion feature within a note totaling $4,027,215.

	As filed	Adjustment to Restate	Restated

Balance sheet data as at March 31, 2006
Derivative liability (a)	$—	$4,489,641	$4,489,641
Additional paid-in capital (b)	6,829,369	298,600	7,127,969
Accumulated deficit (c)	(10,074,339)	(4,788,241)	(14,862,580)

(a) Derivative liability

The Company has recognized the initial fair value of an embedded conversion option within the note totaling $4,027,215 and the change in the fair value during the current period totaling $462,426.

(b) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600.

(c) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600, recognized the initial fair value of an embedded conversion feature within a note totaling $4,027,215 and additionally recorded the change in the fair value during the current period totaling $462,426.

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

(c) Change in fair value of derivative liability

The Company recognized the change in the fair value of an embedded conversion option within a note payable totaling $462,426.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $14.9 million.  The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party/shareholder of the Company has committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period April 1, 2006 through April 30, 2006 the Company has received approximately $90,000 as advances from the related party/shareholder   The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory has been written down to its net realizable value at March 31, 2006 of $200,890 and the results of operations include a write back of previous provisions totaling $29,334.

NOTE 5 – CONVERTIBLE NOTE PAYABLE - RELATED PARTY

The Company is obligated to a related party for $2,993,094 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the three months ended March 31, 2006 the Company incurred interest on these notes totaling $60,209.

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one (.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company (see note 7).

NOTE 6 - LOANS PAYABLE

The Company is obligated to a shareholder for $8,080 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand  (see note 8).

NOTE 7 - COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2006 a related party converted $225,000 in notes payable into 2,500,000 shares of restricted common stock at $0.09 per share (see note 5).

NOTE 8 - RELATED PARTIES

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

During the three months ended March 31, 2006, the Company expensed $33,075 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for convertible notes payable (see note 5).

During the three months ended March 31, 2006 the company expensed interest cost to a related party totaling $60,209 (see note5).

NOTE 9 – DERIVATIVE LIABILITY

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 5). The Company adopted the provisions of SFAS No. 123R to compute the estimated fair value of $4,489,641 at March 31, 2006, and expensed $462,426 to reflect the increase in the value of the liability during the three months ended March 31, 2006. The following assumptions were made in estimating fair value:

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

The following is a discussion of the financial condition and results of operations of Video Without Boundaries, Inc. (“the Company”) for the three months ended March 31, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with the financial statements, including the notes thereto, of the Company included elsewhere in this Form 10-QSB,as amended, and our financial statements and notes contained in our annual report on Form 10-KSB/A, as amended, for the year ended December 31, 2005. Historical results may not be indicative of future performance.

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

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances. For the three months ended March 31, 2006 net revenues were $110,431 compared to $21,089 for the three months ended March 31, 2005.  Net revenues increased $89,342 or 423.6%.  The increase was a result of orders of our MediaREADY™ products.

Gross Profit

Gross loss for the three months ended March 31, 2006 was $2,224 compared to a profit of $806 for the three months ended March 31, 2005.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the three months ended March 31, 2006 were $509,854 compared to $363,872 for the three months ended March 31, 2005.  General and administrative expenses increased $145,982 or 40.1%.  The increase was due to expenditures related to the developed our MediaREADY™ products and services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had cash and negative net working capital of $152 and ($7,856,267), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

Date:  January 29, 2008

Video Without Boundaries, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

18