Form 10QSB/A
period 2006-06-30
MediaREADY Inc
filed 2008-01-29
CIK 1123493

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

EXPLANATORY NOTE

Video Without Boundaries, Inc. (the “Company”) is filing this Amended Form 10-QSB (the “Amended Form 10-QSB/A”) to restate the Company’s Quarterly Report on Form 10-QSB (the “Original Form 10-QSB”) for the period ended June 30, 2006 as originally filed with the Securities and Exchange Commission on August 21, 2006.

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

10

ITEM 3.

CONTROLS AND PROCEDURES

19

PART II. – OTHER INFORMATION

20

ITEM 1.

LEGAL PROCEEDINGS

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5.

OTHER INFORMATION

20

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

20

SIGNATURES

21

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VIDEO WITHOUT BOUNDARIES, INC.

BALANCE SHEETS

	June 30, 2006 Restated	December 31, 2005 Restated
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,768	$1,097
Accounts receivable, net of allowance for doubtful accounts of $61,580 and $6,000 at June 30, 2006 and December 31, 2005, respectively	15,901	14,664
Inventory, net	126,141	288,889
Prepayments and other current assets	13,140	67,753
Total current assets	164,950	372,403

Property and equipment, net	8,267	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at June 30, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
Total other assets	12,000	12,000
Total assets	$185,217	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$29,149	$49,498
Accounts payable - trade	31,195	81,972
Accrued compensation	566,464	528,964
Other accruals	23,666	60,260
Convertible note payable – related party	3,168,041	2,684,810
Derivative liability	4,752,061	4,027,215
Loan payable – shareholder	10,072	—
Total current liabilities	8,580,648	7,432,719
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 94,201,626 and 86,166,626 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	94,202	86,167
Additional paid-in capital	7,930,735	6,905,469
Accumulated deficit	(16,232,868)	(13,831,382)
	(8,207,931)	(6,839,746)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(8,395,431)	(7,027,246)
Total liabilities and stockholders’ deficit	$185,217	$405,473

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2006 Restated	2005

Sales	$2,450	$9,243

Cost of sales	(9,147)	8,582

Gross profit	11,597	661

Operating expenses:
Selling, general and administrative	496,776	357,093
Provision for obsolete inventory	105,261	—
Depreciation	6,544	44,614
Fair value of convertible securities	406,000	—
Bad debt expense	45,580	—

Total operating expenses	1,060,161	401,707

Operating loss	(1,048,564)	(401,046)

Other expenses:
Change in fair value of derivative liability	262,420	—
Interest and financing expense – related party	59,303	49,879
Total other expenses	321,723	49,879

Net loss	$(1,370,287)	$(450,925)

Basic loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	91,411,626	65,604,126

The accompanying notes are an integral part of these financial statements.

VIDEO WITHOUT BOUNDARIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2006 Restated	2005

Sales	$112,881	$30,332

Cost of sales	103,509	28,865

Gross profit	9,372	1,467

Operating expenses:
Selling, general and administrative	1,006,630	720,965
Provision for obsolete inventory	75,927	—
Depreciation	22,363	88,018
Research and development expense	—	5,580
Fair value of convertible securities	406,000	—
Bad debt expense	55,580	—

Total operating expenses	1,566,500	814,563

Operating loss	(1,557,128)	(813,096)

Other expenses:
Change in fair value of derivative liability	724,846	—
Interest and financing expense – related party	119,512	92,011

Total other expenses	844,358	92,011

Net loss	$(2,401,486)	$(905,107)

Basic loss per share	$(0.03)	$(0.02)

Weighted-average number of shares used in computing per share amounts	89,026,070	59,100,052

The accompanying notes are an integral part of these financial statements.

 VIDEO WITHOUT BOUNBARIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006 Restated	2005
Cash flows from operating activities:
Net loss	$(2,401,486)	$(905,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,363	88,018
Bad debt expense	55,580	—
Provisions for obsolete inventory	75,927	—
Interest on convertible note payable – related party	119,512	92,011
Change in fair value of derivative liability	724,846	—
Stock warrants issued under employment agreement	10,000	—
Stock warrants issued for services	396,000	—
Selling, general and administrative expenses	74,191	—
Stock issued for services and compensation	18,900	59,250
Change in assets and liabilities
(Increase) in accounts receivable	(56,817)	(14,418)
Decrease (Increase) in inventories	86,821	(115,689)
Decrease (Increase) in prepayments and other current assets	54,613	(156,509)
(Decrease) in cash overdraft	(20,349)	—
(Decrease) Increase in accounts payable	(50,776)	16,667
Increase in accrued compensation	37,500	63,750
(Decrease) in other accruals	(36,594)	(32,823)

Net cash used in operating activities	(889,769)	(904,850)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,560)	(19,746)

Net cash used in investing activities	(9,560)	(19,746)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	908,000	801,000
Repayment of shareholder loans	—	(14,000)
Repayment of convertible note payable – related party	—	(100,000)
Proceeds from issuance of stock	—	132,848
Collection of stock subscription	—	60,000

Net cash provided by financing activities	908,000	879,848

Net increase (decrease) in cash and cash equivalents	8,671	(44,748)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$9,768	$35,017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital – related party	$608,400	$166,000

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

	As filed	Adjustment to Restate	Restated

Balance sheet data as at June 30, 2006
Derivative liability (a)	$—	$4,752,061	$4,752,061
Additional paid-in capital (b)	7,226,135	704,600	7,930,735
Accumulated deficit (c)	(10,776,207)	(5,456,661)	(16,232,868)

(a) Derivative liability

The Company has recognized the initial fair value of an embedded conversion option within the note totaling $4,027,215 and the change in the fair value during the current period totaling $724,846.

(b) Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600 and accounted for the fair value of stock warrants issued to an employee under an employment agreement and to a third party for services rendered totaling $406,000.

(c) Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600, recognized the initial fair value of an embedded conversion feature within a note totaling $4,027,215 and additionally recorded the change in the fair value during the current period totaling $724,846. Additionally, the Company has recorded an expense totaling $406,000 for the fair value of stock warrants issued to an employee under an employment agreement and to a third party for services rendered.

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

(c) Change in fair value of derivative liability

The Company recognized the change in the fair value of an embedded conversion option within a note payable totaling $262,420 (see note 6).

(d) Fair value of convertible securities

The Company recognized the fair value of convertible securities totaling $406,000, issued under an employment agreement and for services rendered using the “Black Scholes” pricing model (see note 8).

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

(c) Change in fair value of derivative liability

The Company recognized the change in the fair value of an embedded conversion option within a note payable totaling $724,846 (see note 6).

(d) Fair value of convertible securities

The Company recognized the fair value of convertible securities totaling $406,000, issued under an employment agreement and for services rendered using the “Black Scholes” pricing model (see note 8).

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis.  The Company has generated minimal revenue since its inception and has incurred net losses of approximately $16.2 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party/shareholder of the Company has committed to fund the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period July 1, 2006 through July 31, 2006 the Company has received approximately $89,000 as advances from the related party/shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Note 5 – Convertible Note Payable – Related Party

The Company is obligated to a related party for $3,168,041 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the six months ended June 30, 2006 the Company incurred interest on the note totaling $119,512.

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, will have conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any one quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%)  percent of the outstanding stock of the Company (see note 8).

Note 6 – Derivative Liability

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion (see note 5). The Company adopted the provisions of SFAS No. 123R to compute the estimated fair value of $4,752,061 at June 30, 2006, and expensed $724,846 to reflect the increase in the value of the liability during the six months ended June 30, 2006. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

Note 7 – Loans Payable

The Company is obligated to a shareholder for $10,072 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

Note 8 – Common Stock Transactions

On April 5, 2006 the capital stock of the Company was increased to 200 million common shares.

During the six months ended June 30, 2006 a related party converted $608,400 in notes payable into 7,900,000 shares of restricted common stock at prices ranging $0.07 to $0.09 per share (see note 5).

During the six months ended June 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $0.14 per share.

During the six months ended June 30, 2006 the Company recognized the estimated fair market value of 4,400,000 stock warrants to be issued to a third party under a service agreement, using the Black Scholes model and expensed a total of $396,000 at $0.09 per warrant share (see note 2).

During the six months ended June 30, 2006 the Company recognized the estimated fair market value of 100,000 stock warrants issued to an employee under an employment agreement, using the Black Scholes model and expensed a total of $10,000 at $0.10 per warrant share (see note 2).

Note 9 – Related Parties

During the six months ended June 30, 2006, the Company expensed an amount of $100,000 for the salary of the President. As of June 30, 2006 a total of $566,464 for the period January 1, 2002 through June 30, 2006 was unpaid and has been accrued.

During the six months ended June 30, 2006 the Company expensed $10,072 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable (see note 7).

During the six months ended June 30, 2006 the Company expensed $64,119 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for a convertible note payable (see note 5).

During the six months ended June 30, 2006 the Company expensed interest cost to a related party totaling $119,512 (see note 5).

Note 10 – Commitments

On June 1, 2006 the Company entered into a one year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 4,400,000 Warrants (see note 8), with each Warrant representing the right to purchase one share of Common Stock for $0.17 per share at any time through the third year following issuance. The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009.

Note 11 – Contingencies

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

Revenues

Net Revenues are comprised of product and services revenues, net of returns and allowances.  For the six months ended June 30, 2006 net revenues were $112,881 compared to $30,332 for the six months ended June 30, 2005. Net revenues increased $82,549 or 272.1%,  The increase was a result of orders of our MediaREADY™ products.

Gross Profit

Gross Profit for the six months ended June 30, 2006 was $9,372 compared to $1,467 for the six months ended June 30, 2005.  Gross profit increased $7,905 or 538.9%.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the six months ended June 30, 2006 were $1,006,630 compared to $720,965 for the six months ended June 30, 2005. General and administrative expenses increased $285,665 or 39.6%.  The increase was due to expenditures related to the developed our MediaREADY™ products and services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash and negative net working capital of $9,768 and ($8,415,698), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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