Form 10QSB/A
period 2006-09-30
MediaREADY Inc
filed 2008-01-29
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB/A2

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

EXPLANATORY NOTE

MediaREADY, Inc. (the “Company”) is filing this Amended Form 10-QSB (the “Amended Form 10-QSB/A”) to restate the Company’s Quarterly Report on Form 10-QSB (the “Original Form 10-QSB”) for the period ended September 30, 2006 as originally filed with the Securities and Exchange Commission on November 28, 2006.

The restatement was undertaken to record the initial fair value of an embedded conversion option within a note payable and to record the change in the value during the current period and to reclassify a reduction in the provision for obsolete inventory and to properly account for all restricted stock and stock warrants issued to employees and third parties.

MEDIAREADY, INC.

FORM 10-QSB/A

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

4

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2006

5

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

10

ITEM 3.      CONTROLS AND PROCEDURES

20

PART II. – OTHER INFORMATION

22

ITEM 1.     LEGAL PROCEEDINGS

22

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 5.     OTHER INFORMATION

22

ITEM 6.     EXHIBITS

22

SIGNATURES

23

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIAREADY, INC.

BALANCE SHEETS

	September 30, 2006 Restated	December 31, 2005 Restated
	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$282	$1,097
Accounts receivable, net of allowance for doubtful accounts of $68,104 and $6,000 at September 30, 2006 and December 31, 2005, respectively	3,548	14,664
Inventory, net	33,249	288,889
Prepayments and other current assets	9,606	67,753
Total current assets	46,685	372,403
Property and equipment, net	9,497	21,070
Other assets:
Investments (at cost), net of allowance for decline in value of $1,308,000 at September 30, 2006 and December 31, 2005, respectively	—	—
Deposits	12,000	12,000
Total other assets	12,000	12,000
Total assets	$68,182	$405,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Cash overdraft	$700	$49,498
Accounts payable – trade	42,838	81,972
Accrued compensation	596,950	528,964
Other accruals	58,004	60,260
Derivative liability	4,395,997	4,027,215
Convertible note payable – related party	2,950,355	2,684,810
Loan payable – shareholder	9,004	—
Total current liabilities	8,053,848	7,432,719
Stockholders’ deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock - $.001 par value, 200,000,000 shares authorized, 105,311,626 and 86,166,626 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	105,312	86,167
Additional paid-in capital	8,612,725	6,905,469
Accumulated deficit	(16,516,203)	(13,831,382)
	(7,798,166)	(6,839,746)
Treasury stock - at cost	(187,500)	(187,500)
Total stockholders’ deficit	(7,985,666)	(7,027,246)
Total liabilities and stockholders’ deficit	$68,182	$405,473

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
	Restated

Sales	$10,900	$79,257

Cost of sales	3,528	58,696

Gross profit	7,372	20,561

Operating expenses:
Selling, general and administrative	437,336	529,820
Provision for obsolete inventory	89,986	—
Depreciation	1,342	45,010
Fair value of equity instruments	43,500	—
Bad debt expense	6,524	—
Total operating expenses	578,688	574,830

Operating Loss	(571,316)	(554,269)

Other income (expense):
Change in fair value of derivative liability	356,064	—
Interest and financing expense	(68,083)	(54,376)

Total other income (expense)	287,981	(54,376)

Net loss	$(283,335)	$(608,645)

Basic loss per share	$(0.01)	$(0.01)

Weighted-average number of shares used in computing per share amounts	99,104,959	72,637,459

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	Restated

Sales	$123,781	$109,589

Cost of sales	107,037	87,561

Gross profit	16,744	22,028

Operating expenses:
Selling, general and administrative	1,443,966	1,250,785
Provision for obsolete inventory	165,913	—
Depreciation	23,705	133,028
Research and development expense	—	5,580
Fair value of equity instruments	43,500	—
Fair value of convertible securities	406,000	—
Bad debt expense	62,104	—
Total operating expenses	2,145,188	1,389,393

Operating loss	(2,128,444)	(1,367,365)

Other income (expenses):
Change in fair value of derivative liability	(368,782)	—
Interest and financing expense	(187,595)	(146,387)

Total other income (expenses)	(556,377)	(146,387)

Net loss	$(2,684,821)	$(1,513,752)

Basic loss per share	$(0.03)	$(0.02)

Weighted-average number of shares used in computing per share amounts	90,904,682	61,852,922

The accompanying notes are an integral part of these financial statements.

MEDIAREADY, Inc.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	Restated
Cash flows from operating activities:
Net loss	$(2,684,821)	$(1,513,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,705	133,028
Bad debt expense	62,104	—
Provisions for obsolete inventory	165,913	—
Interest on convertible note payable – related party	187,595	146,387
Selling, general and administrative expenses	152,176	—
Stock issued under employment agreement	43,500	—
Stock warrants issued for services	396,000	—
Stock warrants issued under employment agreement	10,000	—
Change in fair value of derivative liability	368,782	—
Stock issued for services and compensation	19,900	59,250
Change in assets and liabilities
(Increase) in accounts receivable	(50,988)	(39,590)
Decrease (increase) in inventories	89,727	(380,854)
Decrease (increase) in prepayments and other assets	58,147	(9,974)
(Decrease) increase in accounts payable	(12,356)	10,716
Increase in accrued compensation	67,986	99,250
(Decrease) in other accruals	(2,256)	(76,154)

Net cash used in operating activities	(1,104,886)	(1,571,693)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,132)	(22,024)

Net cash used in investing activities	(12,132)	(22,024)

Cash flows from financing activities:
Proceeds from convertible note payable – related party	1,182,000	1,421,000
Repayment of shareholder loans	(17,000)	(15,200)
Repayment of convertible note payable – related party	—	(100,000)
Repayment of short-term debt	(48,797)	—
Proceeds from short-term debt	—	16,313
Proceeds from issuance of stock	—	132,848
Collection of stock subscription	—	60,000

Net cash provided by financing activities	1,116,203	1,514,961

Net decrease in cash and cash equivalents	(815)	(78,756)

Cash and cash equivalents at beginning of period	1,097	79,765

Cash and cash equivalents at end of period	$282	$1,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital – related party	$1,257,000	$678,000

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

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2005, included in the registrant’s Form 10-KSB, as amended, for the year then ended.

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

As a consequence of changes made to the balance sheets and statements of operations, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

		Adjustment to
	As filed	Restate	Restated
Balance sheet data as at December 31, 2005
Derivative liability (a)	$—	$4,027,215	$4,027,215
Additional paid-in capital (b)	6,606,869	298,600	6,905,469
Accumulated deficit (c)	(9,505,567)	(4,325,815)	(13,831,382)

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

	Adjustment to
	As filed	Restate	Restated
Balance sheet data as at September 30, 2006
Derivative liability (a)	$23,000	$4,372,997	$4,395,997
Additional paid-in capital (b)	7,864,625	748,100	8,612,725
Accumulated deficit (c)	(11,395,106)	(5,121,097)	(16,516,203)

(a)

Derivative liability

The Company has recognized the initial fair value of an embedded conversion option within the note totaling $4,027,215 and the change in the fair value during the current period totaling $345,782.

(b)

Additional paid-in capital

The Company has recorded the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600, accounted for the fair value of stock warrants issued to an employee under an employment agreement and to a third party for services rendered totaling $406,000 and recorded the fair value of restricted common stock to be issued under an employment agreement totaling $43,500.

(c)

Accumulated deficit

The Company has recognized and expensed the fair value of restricted common stock and stock warrants issued to employees under their employment agreements totaling $298,600, recognized the initial fair value of an embedded conversion feature within a note totaling $4,027,215 and additionally recorded the change in the fair value during the current period totaling $345,782. Additionally, the Company has recorded an expense totaling $406,000 for the fair value of stock warrants issued to an employee under an employment agreement and to a third party for services rendered and recorded the fair value of restricted common stock to be issued under an employment agreement totaling $43,500.

	Adjustment to
	As filed	Restate	Restated
Statement of operations for the three months ended September 30, 2006
Cost of sales (a)	$93,514	$(89,986)	$3,528
Provision for obsolete inventory (b)	—	89,986	89,986
Selling, general and administrative (c)	460,336	(23,000)	437,336
Change in fair value of derivative liability (d)	—	(356,064)	(356,064)
Fair value of equity instruments (e)	—	43,500	43,500

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

(d)

 Change in fair value of derivative liability

The Company has recognized the change to reduce the fair value of an embedded conversion option within a note payable totaling $379,064, after deducting the initial expense of $23,000 which was reclassified from selling, general and administrative.

(e)

Fair value of equity instruments

The Company has recognized the fair value of restricted common stock to be issued under an employment agreement totaling $43,500.

	Adjustment to
	As filed	Restate	Restated
Statement of operations for the nine months ended September 30, 2006
Cost of sales (a)	$272,950	$(165,913)	$107,037
Provision for obsolete inventory (b)	—	165,913	165,913
Selling, general and administrative (c)	1,466,966	(23,000)	1,443,966
Change in fair value of derivative liability (d)	—	368,782	368,782
Fair value of convertible securities (e)	—	406,000	406,000
Fair value of equity instruments (f)	—	43,500	43,500

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

(d)

Change in fair value of derivative liability

The Company has recognized the change in the fair value of an embedded conversion option within a note payable totaling $368,782 after including the transfer of the initial expense of $23,000 which was reclassified from selling, general and administrative.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception and has incurred net losses of approximately $16.5 million. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses a related party/shareholder of the Company has committed to fund the operational needs of the Company. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. Between the period October 1, 2006 through October 31, 2006 the Company has received approximately $136,000 as cash advances from the related party /shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company is obligated to a related party for $2,950,355 advanced to fund operations. The note is collateralized by the assets of the Company, bears interest at 8% per annum and is repayable on demand. During the nine months ended September 30, 2006 the Company incurred interest on this note totaling $187,595 (see note 8).

On December 3, 2005, the Company and a related party/creditor entered into an agreement which amended a prior agreement concerning the terms and conditions attached to the conversion of outstanding debt into restricted or free trading stock of the Company. The original agreement conveyed upon the related party the right to convert amounts owed to him at a price of one ($.01) cent per share without restrictions as to time periods. Based upon the terms and conditions of the amended agreement, the related party, effective with the period commencing July 1, 2005, had conversion rights as follows; for the third calendar quarter of 2005 the conversion of debt to stock shall be at twenty (20%) percent of the then closing price on the date of conversion; for all subsequent periods this conversion formula shall be at forty (40%) percent of the then closing price of the stock on the date of conversion. In addition, effective December 3, 2005, the related party shall be limited in respect to the amount of outstanding debt he will be permitted to convert in any calendar quarter. This limitation has been set at three (3%) percent of the outstanding stock of the Company. On May 15, 2006 the limitation was increased to nine (9%) percent of the outstanding stock of the Company. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ending September 30, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; and reduced to six (6%) percent during the three months ending December 31, 2006, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock;. Thereafter the percentage reverts back to nine (9%) percent per quarter, provided that as to each individual conversion effected by the related party be less than five (5%) percent of the Company’s then issued and outstanding common stock; (see note 7) (see note 10)

NOTE 6 - LOANS PAYABLE

The Company is obligated to a shareholder for $9,004 advanced to fund operations. The loan is non-interest bearing, unsecured and repayable on demand.

NOTE 7 - COMMON STOCK TRANSACTIONS

On April 5, 2006 the capital stock of the Company was increased to 200 million common shares.

During the nine months ended September 30, 2006 a related party converted $1,257,000 in notes payable into an aggregate of 19,000,000 shares of restricted common stock at prices ranging from $0.05 to $0.09 per share (see note 5). Individual conversions were less than five (5%) percent of the then issued and outstanding common stock.

During the nine months ended September 30, 2006 the Company recognized the estimated fair market value of 4,400,000 stock warrants to be issued to a third party under a service agreement, using the Black Scholes model and expensed a total of $396,000 at $.09 per warrant share (see note 2).

During the nine months ended September 30, 2006 the Company recognized the estimated fair market value of 100,000 stock warrants issued under an employment agreement, using the “Black Scholes” model and expensed a total $10,000 at $0.10 per warrant share (see note 2).

During the nine months ended September 30, 2006 the Company issued 135,000 shares of restricted common stock to a third party for consulting services provided at $.14 per share.

During the nine months ended September 30, 2006 the Company issued 10,000 shares of restricted common stock to employees for services rendered at $.10 per share.

During the nine months ended September 30, 2006 the Company recognized the fair market value of 300,000 shares of restricted common stock to be issued under an employment agreement and expensed a total of $43,500 at $0.145 per share (see note 2). On April 11, 2007 the Company was released from all obligations under the employment agreement.

NOTE 8 - RELATED PARTIES

During the nine months ended September 30, 2006, the Company expensed an amount of $150,000 for the salary of the President. As of September 30, 2006 a total of $596,950, for the period January 1, 2002 through September 30, 2006 was unpaid and has been accrued.

During the nine months ended September 30, 2006, the Company expensed $26,004 in overhead costs incurred and paid by the President with a corresponding increase in amounts due for loans payable (see note 6).

During the nine months ended September 30, 2006, the Company expensed $126,172 in overhead costs incurred and paid by a related party with a corresponding increase in amounts due for convertible note payable (see note 5)

During the nine months ended September 30, 2006, the Company expensed interest cost to a related party totaling $187,595 (see note 5).

NOTE 9 – COMMITMENTS

On June 1, 2006 the Company entered into a one year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 4,400,000 Warrants (see note 7), with each Warrant representing the right to purchase one share of Common Stock for $0.17 per share at any time through the third year following issuance. The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement, the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into restricted common shares at 40% of the closing price of the stock on the date of conversion. On July 1, 2006 the limitation was increased to twelve (12%) percent of the outstanding stock of the Company during the three months ended September 30, 2006 (see note 5). The Company adopted the provisions of SFAS No. 123R to compute the estimated fair value of $4,395,997 at September 30, 2006, and expensed $368,782 to reflect the increase in the value of the liability during the nine months ended September 30, 2006. The following assumptions were made in estimating fair value:

Risk-free rate

4.45%

Volatility

96.0%

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

The third quarter and year-to-date results were substantially impacted by the onset of new technology which created an availability glitch with regard to our prior media center platform (used in our MediaREADY 4000 and MediaREADY 5000) processor, an integrated circuit product, manufactured by our vendor, VIA Technologies, Inc. The aforementioned created a need for strategic re-evaluation. The Company upgraded the MediaREADY products from VIA to Intel processors.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. Net revenues for the nine months ended September 30, 2006 were $123,781 compared to $109,589 for the nine months ended September 30, 2005, representing a $14,192 increase or 12.9%. Several factors contributed to the Company’s minimal increase in sales, such as, emerging technology advancements; key vendor production delays / cancellations; and development delays for fulfillment of anticipated orders

Gross Profit

Gross Profit for the nine months ended September 30, 2006 was $16,744 compared to $22,028 for the nine months ended September 30, 2005, representing a $5,284 decrease or 24.0%. Gross profit decreased due an inventory write down of our prior media center platform powered by the VIA processor.

General and Administrative

General and administrative expenses include general office expenses, administrative expenses, advertising costs, personnel costs, and professional fees. General and administrative expenses for the nine months ended September 30, 2006 were $1,443,966 compared to $1,250,785 for the nine months ended September 30, 2005, representing an increase of $193,181 or 15.4% . The increase in general and administrative expenses is due to the focused efforts to improve our media center platform, improve the MediaREADY software, and the development of our line of portable media players.

Cash flows from operating activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $1,104,886 compared to $1,571,693 for the nine months ended September 30, 2005, a decrease of $466,807 representing a 29.7% decrease. The decrease is primarily attributed to the decrease in inventory levels.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was $1,116,203 compared to $1,514,961 for the nine months ended September 30, 2005, a decrease of $398,758 representing a 26.3% decrease. The decrease is primarily due to the decrease in advances from a related party and additionally no funds being received for the issuance of stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had cash and negative net working capital of $282 and ($8,007,163), respectively. The Company believes that its current working capital, and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year. If the Company is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all.

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

Date: January 29, 2008

MediaREADY, Inc.

By:	/s/ V. JEFFREY HARRELL
V. Jeffrey Harrell, President & CEO

23