Form 10-K
period 2007-12-31
China Logistics Group Inc
filed 2008-04-15
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 000-31497

———————

CHINA LOGISTICS GROUP, INC.

(Name of registrant as specified in its charter)

———————

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 East Las Olas Boulevard, Suite 710, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (954) 527-7780

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $7,647,905 on June 29, 2007.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,395,199 shares of common stock are issued and outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

Page No.
Part I

Item 1

Business.

1

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments.

13

Item 2.

Properties.

13

Item 3.

Legal Proceedings.

14

Item 4.

Submission Of Matters To A Vote Of Security Holders.

14

Part II

Item 5.

Market For Registrant's Common Equity; Related Stockholder Matters And Issuer Purchase
Of Equity Securities.

15

Item 6.

Selected Financial Data.

16

Item 7.

Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

17

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk.

21

Item 8.

Financial Statements And Supplementary Data.

21

Item 9A(T)

Controls And Procedures.

21

Item 9B.

Other Information.

22

Part III

Item 10.

Directors, Executive Officers And Corporate Governance

23

Item 11.

Executive Compensation

25

Item 12.

Security Ownership Of Certain Beneficial Owners And
Management And Related Stockholder Matters.

27

Item 13.

Certain Relationships And Related Transactions, And Director Independence.

28

Item 14.

Principal Accountant Fees And Services.

29

Part IV

Item 15.

Exhibits, Financial Statement Schedules.

31

OTHER PERTINENT INFORMATION

We maintain web sites at www.mediareadyinc.com and www.shandongjiajia.com.cn. Information on these web sites is not a part of this annual report. All share and per share information contained in this annual report gives proforma effect to the 1:40 reverse stock split of our outstanding common stock effective at close of business on March 11, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•

"China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiary,

•

"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its wholly owned subsidiaries Shandong Jiajia International Freight & Forwarding Co., Ltd. (Shanghai Branch) and Shandong Jiajia International Freight & Forwarding Co., Ltd. (Xiamen Brunch),

•

"China" or the "PRC" refers to the People's Republic of China, and

•

"RMB" refers to the renminbi, which is the currency of mainland PRC of which the yuan is the principal currency.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to successfully implement our strategic initiatives, economic, political and market conditions and fluctuations, U.S. and Chinese government and industry regulation, interest rate risk, U.S., Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Item 1A. - Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.

BUSINESS.

Historically, since 2003 we provided products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. While we devoted significant time and resources to the development of our business model, our success was limited due in part to the significant competition in our target segment. For 2006 we reported revenues of $1,211,506, which includes revenues to a related party of $1,061,350, and a net loss of $3,405,304 and for the nine months ended September 30, 2007 we had no revenues and we reported a net loss of $737,868. Our business model required the commitment of significant capital amounts for product development and sales and marketing. Our gross profit margin in 2006 was 7%, which did not provide significant cash to fund our operating expenses. Like many small public companies, we encountered significant difficulties in raising adequate capital and the professional fees associated with our reporting obligations under Federal securities laws continued to increase.

In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value. We acquired 51% of Shandong Jiajia, a non-asset based international freight forwarding and logistics manager located in the PRC, on December 31, 2007.

Overview

Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard ISO containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owing these assets to provide transportation services required for shipping freight on behalf of its customers.

Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai and Xiamen with two additional offices in Lianyungang and Rizhao. Shandong Jiajia has 87 employees and partners with agents in North America, Europe, Australia, Asia, and Africa. Typically approximately 60% of Shandong Jiajia's revenues are generated from existing, repeat customers and the remaining 40% are from new customers. Of the new customers, Shandong Jiajia salesmen generate approximately 20%, the remaining 20% are referrals from third party agents.

The Chinese Freight Forwarding Industry

In China, the freight forwarding industry began to develop in the early 1980s following the China Reform policy. In 1983, Sinotrans Ltd. was the only international freight forwarder registered with the China Ministry of Foreign Trade and Economic Cooperation. By 2006, China had approximately 6,000 international freight forwarders registered with China Ministry of Commerce and approximately 30,000 unregistered freight forwarders operated by individuals or small businesses. The industry boom is attributed to increasing international trade and relaxed regulation by the Chinese government. China surpassed the United States as the world's second-largest exporter in the middle of last year, according to figures released by the World Trade Organization[1] For the full year of 2007, the international trade has hit $2,173.8 billion in 2007 an increase of 23.5% from 2006[2], which finished above the US in the 2007 totals. The value of exports was US $1,218 billion up by 25.7 per cent, while that of imports went up by 20.8 per cent to touch US $955.8 billion[3]. Since joined in WTO in 2002, China has enjoyed an annual increase rate above 20% for the successively six years[4] At current growth rates, China is projected to overtake Germany as the world's biggest exporter in 2008[5] .

———————

[1]

http://www.chinadaily.com.cn/china/2007-04/12/content_849420.htm

[2]

http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/

[3]

http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/

[4]

http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/

[5]

http://www.chinadaily.com.cn/china/2007-04/12/content_849420.htm

Shandong Jiajia's services

The typical freight forwarding service package provided by Shandong Jiajia includes goods reception, space reservation, transit shipment, consolidate traffic, storage, multimodal transport and large scale such as export of large mechanical equipment. Shandong Jiajia provides freight forwarding services for a wide variety of merchandise and it has experience in handling various types of freight such as refrigerated merchandise, hazardous merchandise and perishable agricultural products.

To accommodate Shandong Jiajia's customers shipping needs, it can either facilitate the shipment of a full container or, if the shipment is less than a full container-load, it will co-load a customer's merchandise with other customers or freight forwarders to create a full container. Containers are in sizes of either 20 foot or 40 foot, each are used for ocean freight, and a 20 foot container can carry 17.5 metric tons of merchandise while a 40 foot container can carry 22 metric tons of merchandise. For full container loads, as part of its normal services Shandong Jiajia will deliver the empty container to a customer’s factory and the customer loads the merchandise. Shandong Jiajia then transports the container to the port of departure for customs clearance. Once the clearance is obtained, Shandong Jiajia loads the containers on to the ship and issues the bill of lading and service invoice to its customer.

For shipment of less than full container loads merchandise which will be co-loaded with merchandise from other customers or freight forwarders, Shandong Jiajia's customers may either request that the merchandise be picked up at its factory or deliver the merchandise directly to a warehouse in Shanghai. Upon receipt at the warehouse, Shandong Jiajia will store the merchandise until a sufficient quality of other merchandise is received to fill the particular container. Generally, the merchandise is in storage for 30 days or less. An unrelated third party owns the warehouse and Shandong Jiajia pays for space on an as-used basis depending upon the size, quantity and duration. The cost is included in the amount charged the customer for the shipment. Thereafter, the procedure for completing the shipment is similar to that which is described above for full container load shipments from a customer.

Shandong Jiajia does not insure its customers' merchandise while it is in Shandong Jiajia's possession. As part of its normal and customary terms Shandong Jiajia requires its customers to purchase insurance coverage. Prior to 2007 Shandong Jiajia offered its customers in-house customs brokerage services, which included the preparation of all documentation required for the clearance of merchandise through customs and the collection and payment of import duties to the appropriate government agencies in the country of destination. Shandong Jiajia subsequently determined that the costs associated with in-house customs brokerage services are prohibitive and it began outsourcing all customs brokerage services to local customs brokers. .

Once the ship departs port, Shandong Jiajia tracks the status utilizing web-based tracking software provided by each particular shipping agency and provides periodic updates to customers on both the shipping and receiving end of the transaction. Typically payment is delineated in the initial order. Shandong Jiajia will either collect payment for its services from:

•

the shipper when the merchandise departs if the trade pricing term is on a CIF (cost, insurance and freight) or C&F (cost and freight) basis, or

•

from the recipient when merchandise arrives at destination port if the trade pricing term is on a FOB (free on board) basis.

Airfreight shipments represent less than 10% of Shandong Jiajia revenues and the procedure for airfreight shipments is similar to ocean freight.

Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines (RCL). Shandong Jiajia is also a member in the China Cargo Alliance (CCA), an independent network of air and sea freight forwarders serving international trade of China. Currently CCA has 113 members including 67 overseas forwarders operating in 53 countries and 46 Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to Shandong Jiajia for the services of handling and/or space purchase. If agents only request procedural handling, Shandong Jiajia usually charges $30 to $40 per order for service fee. If agents choose to purchase the shipping spaces reserved by Shandong Jiajia, the profits from the order are evenly shared between agents and Shandong Jiajia.

Shandong Jiajia generally receives 30 days terms from the airlines and shipping lines with which it transacts business. For the shipping lines to North America, Shandong Jiajia enters into annual sales contracts with various shipping companies in order to ensure a sufficient amount of shipping and air cargo space is available at pre-determined prices. In these contracts, Shandong Jiajia is assigned a certain amount of cargo space but it is not required to either pre-purchase the cargo space or otherwise required to provide a deposit. The number of available spaces is determined based on negotiation between Shandong Jiajia and the shipping company. If Shandong Jiajia does not re-sell the cargo space, Shandong Jiajia would be required to pay a penalty, which is approximately $400 per container; however, it has never failed to resell the reserved cargo space. Shandong Jiajia usually reserves a relatively small amount of cargo space in order to avoid overbooking. Because of the long-term relationships with the various shipping companies it uses, Shandong Jiajia, however, has never experienced any difficulties in obtaining sufficient cargo space to meet its customer’s needs in excess of the amount reserved.

Shandong Jiajia is committed to providing competitive pricing and efficient, reliable service to its customers. Shandong Jiajia believes that it has good relationships with its customers, major airlines, shipping lines and its network of overseas agents. Shandong Jiajia's sales persons are responsible for marketing its services to a diversified customer base and for establishing new customer relationships. Shandong Jiajia employs 13 full time sales persons. These sales persons solicit business through a variety of means including personal visits, sales calls, and faxes. Shandong Jiajia's customers sign annual or project-based contracts with the company and the terms of the contract determine the merchandise, price, and delivery instructions. Sales persons are compensated with base salary and earn a sales commission based on net profit generated in excess of predetermined benchmarks. Sales persons are required to meet monthly profit benchmarks established by the company, and the base salaries, profit benchmarks, and commission percentages paid to the sales persons vary across the company's branches.

Customers, transaction currencies and credit terms

Shandong Jiajia generates revenues through sales to existing customers as well as new customers. Existing customers initiate historically approximately 60% of its revenues, 20% are to new customers generated by Shandong Jiajia salesmen, and the remaining 20% are referrals from third party agents. The focus of products shipped by Shandong Jiajia's customers varies across the branches. In Qingdao area, the major export is agricultural products to Australian-Zelanian line and Southeast Asia line. Clothing and electronics products to Europe and U.S. are the focus of Shanghai branch and the Xiamen branch carries daily merchandise and hardware products to Europe and Africa. The rate Shandong Jiajia charges its customers fluctuates with market price. Shandong Jiajia may elect to lower the rates on the occasions that the particular order involves a large quantity of freight, customers have good credit rating, and/or the customer has a record of prompt payment.

Shandong Jiajia does not require a deposit to engage its services. Sales of its freight forwarding services are generally made on credit. Fees are denominated in the Chinese Reminbi, the functional currency of the PRC, and shipping costs charged by the various shipping companies are denominated in U.S. dollars. Historically, Shandong Jiajia's existing customers generally settle their accounts receivable within 30 days after they receive a commercial invoice. In the pricing terms of CIF and C&F, new customers are required to make the payment in order to obtain one original copy of bill of lading from Shandong Jiajia. The customer submits the bill of lading to the bank to settle the foreign exchange in its account. In FOB pricing term, Shandong Jiajia issues a delivery order to its agent at the port of destination.

Competition

Shandong Jiajia is one of approximately 6,000 registered cargo companies in China. Only registered companies can purchase cargo space and establish foreign currency accounts. There are also an estimated 30,000 unregistered forwarding companies and individual agents. These smaller competitors generally do not have the financial wherewithal to meet the minimum registered capital requirements to permit the formation as an independent international freight forwarding company. The industry is dominated by a few state-owned and/or large public companies. Shandong Jiajia’s primary competitors are state owned Tianjin Zhenhua Logistics Group, foreign joint ventures Qingdao Ocean & Great Asia Transportation, and Air Sea Transport. These competitors have each developed a service network nationwide and internationally and have proprietary warehouses and transportation departments.

While the requirement to register as a cargo company in China was amended in 2004 to provide that approval from the Ministry of Commerce is no longer necessary to obtain a business license, Shangdong Jiajia believes its ability to market itself as a registered cargo company provides certain competitive advantages. Shandong

Jiajia has been operating since 1999 and it believes that its experience is a competitive advantage for the company and serves as a benefit to exporters as well to shipping agencies seeking to sell cargo space. Shandong Jiajia has developed stable shipping volume since 1999, which allows it to make a commitment to shipping agencies for cargo space, which in turn permits it to receive advantageous pricing.

A significant number of Shandong Jiajia's competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than the company does. These competitors may also offer a more comprehensive package of freight forwarding services than Shandong Jiajia does, or may provide value added services such as customs brokerage, distribution, warehousing and pick and pack services. For these and other reasons, Shandong Jiajia's competitors' services may achieve greater acceptance in the marketplace than the company, limiting our ability to gain market share and customer loyalty and increase our revenues.

Government Regulation

Shandong Jiajia is required to comply with the Customs Law established by the People's Republic of China, which establishes regulations related to import/export of merchandise from or to China. The regulations define the criteria to supervision and monitor in the transport of merchandise to and from China by the Customs of the People's Republic of China.

Previously, each year Shandong Jiajia was required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as Shandong Jiajia, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. Shandong Jiajia completed the record registration in April 2007.

OUR HISTORICAL OPERATIONS

Our historical operations focused on home entertainment media products and solutions that enhance the consumer experience. Utilizing contract manufacturers we developed a line of products including media centers which were created to handle the transition from traditional satellite and cable broadcast of media programming to an “anywhere anytime” online access of media that is customized to the user’s desires, as well as portable media centers and MP3 and MP4 players. Our competitors include computer hardware manufacturers, software providers, system integrators, consulting and other professional services firms, outsourcing providers, and network service providers, all of which possess substantially greater financial, marketing, technical, human and other resources than our company, and our financial resources are limited when contrasted. In addition, we also lacked the capital necessary to fund production of inventory, pay for adverting and marketing of our products and finance accounts receivable which adversely impacted our ability to conduct our business.

While we reported revenues in 2006 of $1,211,506 from sales of these products, approximately 88% of those revenues were from sales to a related party. We did not report any revenues from the sales of the products in 2007.

EMPLOYEES

As of March 31, 2008 we had 89 full time employees, including our President, V. Jeffrey Harrell and an executive administrator in the United States and 87 full-time, salaried employees at Shangdong Jiajia.

Our employees in China are organized into a union under the labor laws of China and receive labor insurance. These employees can bargain collectively with Shandong Jiajia. Shandong Jiajia believes it maintains good relations with its employees.

Shandong Jiajia is required to contribute a portion of its employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contributions to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

HISTORY OF OUR COMPANY

We were incorporated in the State of Florida on March 19, 1999 originally under the name ValuSALES, Inc. We had no operations until July 20, 1999 when we purchased assets consisting of property and equipment and inventory for an aggregate purchase price of $75,000. On December 1, 1999, we sold shares of our common stock and used the proceeds to acquire September Project II Corp., an inactive entity. For accounting purposes, the acquisition was treated as a capital transaction rather than a business combination. In conjunction therewith, we merged with September Project II Corp. with that entity as the surviving entity named ValuSALES.com, Inc. In November 2001 we changed our name to Video Without Boundaries, Inc.

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provided that we would acquire all of the issued and outstanding shares of Graphics Distribution, Inc. for a purchase price of $1,500,000 plus the issuance of 25,000 our common stock shares. Additional consideration included in this stock purchase agreement required our company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. At closing, we tendered our initial deposit of $350,000, but thereafter we defaulted on the remaining balance due and as well as the collateralization provision.

In August 2006 we changed our name to MediaREADY, Inc.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia and its sole shareholders Messrs. Hui Liu and Wei Chen, pursuant to which we acquired a 51% equity interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Preferred Stock and we agreed contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:

•

the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and

•

the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of the agreement, a shareholder/related party agreed to personally assume any liabilities which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc. In addition, the parties agreed that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 will be converted into shares of our common stock at conversion rates of $.018 and $.02 per share, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities, which are to be converted, is approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our CEO and President, and approximately $2,310,000 due to related parties under a convertible note and a loan. At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions. On March 28, 2008 these liabilities were converted to 3,445,853 shares of our common stock.

In connection with the transaction, we issued Capital One Resource Co., Ltd., a subsidiary of China Direct, Inc., 450,000 shares of Series B Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we issued an aggregate of 352,500 shares of Series B Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Preferred Stock and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share. In order to facilitate the approval by the Chinese authorities of the transaction, effective March 13, 2008 the parties further amended the acquisition agreement to provide that:

•

instead of contributing all $2,000,000 to Shandong Jiajia's registered capital, we will contribute $1,040,816 to increase the registered capital and the remaining $959,184 will be made available to Shandong Jiajia for working capital purposes, and

•

the date by which Shandong Jiajia is required to satisfy certain conditions to the delivery of such funds has been extended to April 30, 2008.

We will be required to raise capital from the sale of our securities to provide the funds necessary to meet this obligation. While we do not presently have any firm commitments to provide such capital, we reasonably believe we will be able to raise such funds prior to April 30, 2008.

In March 2008 we changed our name to China Logistics Group, Inc.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.

Risks Relating to Overall Business Operations

WE HAVE RECENTLY EXPANDED OUR BUSINESS THROUGH THE ACQUISITION OF A MAJORITY OWNERSHIP INTEREST IN SHANDONG JIAJIA WHICH IS LOCATED IN THE PRC. OUR MANAGEMENT MAY NOT BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF A PRIVATELY HELD CHINESE COMPANY TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY AND THE CHINESE GOVERNMENT MUST APPROVE THE ACQUISITION.

On December 31, 2007 we entered into an agreement to acquire of a majority ownership interests in Shandong Jiajia. The original owners of Shandong Jiajia continue to own the remaining minority interest and are responsible for its day-to-day operations. While we have reasonable expectations that the core operations of this company will continue as it has historically, our acquisition of Shandong Jiajia provides certain challenges for our company, including, among others:

•

we have no experience with companies operating within Shandong Jiajia's industry segment and will remain completely dependent on Shandong Jiajia's management to oversee its day-to-day activities with little practical ability to supervise their activities,

•

our management does not have any experience with operating a business in China and our sole officer and director does not speak Chinese, and

•

we will need to upgrade the internal accounting systems at Shandong Jiajia, as well as educating its staff as to the proper collection and recordation of financial data to ensure that we can continue to file our annual, quarterly and other reports with the SEC on a timely basis.

As described elsewhere herein, two subsidiaries of China Direct, Inc. provide us with consulting services, including translation services. China Direct, Inc., which is also a U.S.-based publicly held company with operations in the PRC as well as a principal shareholder of our company, has internal accounting staff, which contains Chinese-speaking individuals with U.S. accounting experience. There can be no assurance that our efforts to integrate the operations of Shandong Jiajia will be successful or that the anticipated benefits of the acquisition will be fully realized. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our future operating results. If we are unable to properly and timely integrate the disclosure and accounting operations of Shandong Jiajia into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board, which could adversely affect a shareholder's ability to resell their investment in our company.

In addition, the acquisition by us of a controlling interest in Shandong Jiajia requires the approval of the Chinese government. While we believe that the structure of the transaction in which we agreed to contribute registered capital to Shandong Jiajia in an amount equal to the membership interests we acquired will be approved by the proper governmental agency, there are no assurances we are correct. If the transaction were not approved we would be required to unwind the acquisition. As it is anticipated that Shandong Jiajia will represent the most significant portion of our operations in future periods, if we were required to unwind the transaction the result on our future operations would be materially adverse. In addition, under the terms of the transaction with Shandong Jiajia we agreed to provide an aggregate of $1,040,816 to that company by April 30, 2008 as partial consideration for our purchase of a controlling interest. We do not presently have such funds. While we do not presently have any firm commitments to provide such capital, we reasonably believe we will be able to raise such funds prior to April 30, 2008. We have begun preliminary discussions with potential investors and expect we will be able to secure investment capital prior to April 30, 3008. In the event we are unable to secure sufficient resources we will need to revise the terms of our agreement with Shandong Jiajia. This may include a reduced investment resulting in a reduced interest in Shandong Jiajia.

HISTORICALLY OUR WEAK FINANCIAL CONDITION RAISED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. WE ANTICIPATE THAT WE WILL CONTINUE TO INCUR OPERATING LOSSES FROM OUR MEDIA READY DIVISION AND THERE ARE NO ASSURANCES THAT OUR THE RESULTS FROM SHANDONG JIAJIA WILL OFFSET THESE LOSSES.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2007. For the years ended December 31, 2007 and 2006, we reported net losses of $7,518,925 and $3,405,304, respectively, and at December 31, 2007, we had an accumulated deficit of $24,755,611. We acquired our majority interest in Shandong Jiajia on December 31, 2007. Our results of operations for 2007 do not include any results for Shandong Jiajia. Our operating results for future periods will include a significant increase in revenues which will be attributable to the operations of Shandong Jiajia, as well as significant increases in expenses related to that company. achieve profitability on a consolidated basis in the future.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of the executive officers and management at Shandong Jiajia. All of these individuals are located in China and we do not exercise any day-to-day supervision over their activities. We are not a party to any employment or similar agreements with any of these individuals and there are no assurances that they will remain employed by Shandong Jiajia or devote sufficient time and attention to the operations of that entity. The loss of one or more of these key employees could have a material adverse effect upon our business, financial condition, and results of operations and the results of operations at this subsidiary could be adversely impacted.

SHANDONG JIAJIA IS DEPENDENT ON THIRD PARTIES FOR EQUIPMENT AND SERVICES ESSENTIAL TO OPERATE ITS BUSINESS, AND IT COULD LOSE CUSTOMERS AND REVENUES IF IT FAILS TO SECURE THIS EQUIPMENT AND THESE SERVICES.

Shandong Jiajia is a non-asset based freight forwarding company and it relies on third parties to transport the freight it has arranged to ship. Thus, its ability to forward this freight and the costs it incurs in connection therewith is dependent on Shandong Jiajia's ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond its control, including availability of cargo space, which depends on the season of the year, the shipment's transportation lane, the number of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce Shandong Jiajia's profits, which will adversely impact our results of operations in future periods.

SHANDONG JIAJIA RELIES ON OVERSEAS CARGO AGENTS TO PROVIDE SERVICES TO IT AND TO ITS CUSTOMERS, AND SHANDONG JIAJIA'S ABILITY TO CONDUCT BUSINESS SUCCESSFULLY MAY BE AFFECTED IF IT IS UNABLE TO MAINTAIN ITS RELATIONSHIPS WITH THESE OVERSEAS CARGO AGENTS.

Shandong Jiajia relies on the services of independent cargo agents, who may also be providing services to its competitors, which may include consolidating and deconsolidating various shipments. Although Shandong Jiajia believes its relationships with its cargo agents are satisfactory, it may not be able to maintain these relationships. If Shandong Jiajia were unable to maintain these relationships or develop new relationships, its service levels, operating efficiency, future freight volumes and operating profits may be reduced which will adversely impact our results of operations in future periods.

SHANDONG JIAJIA INCURS SIGNIFICANT CREDIT RISKS IN THE OPERATION OF ITS BUSINESS WHICH COULD REDUCE OUR OPERATING PROFITS.

Certain aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that Shandong Jiajia offer 30 days or more credit to many of its customers. In order to avoid cash flow problems and bad debts, Shandong Jiajia attempts to maintain tight credit controls and to avoid doing business with customers it believes may not be creditworthy. However, Shandong Jiajia may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom it has extended credit either delay their payments to it or become unable or unwilling to pay its invoices after Shandong Jiajia has completed shipment of their goods or rendered other services to them, all of which could reduce our operating profits.

RISKS RELATED TO DOING BUSINESS IN CHINA

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS.

All of Shandong Jiajia's assets and operations are in China and these assets represent substantially all of our assets. In addition, all of Shandong Jiajia's executive officers who are considered key employees of our company and exercise operational control over Shandong Jiajia reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.

FLUCTUATION IN THE VALUE OF RMB MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Shandong Jiajia's revenues and costs and its assets are denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position in future periods. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to Shandong Jiajia, to the extent that it might need to convert U.S. dollars into RMB for such purposes.

A SUBSTANTIAL PORTION OF OUR CONSOLIDATED ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

CONTROVERSIES AFFECTING CHINA’S TRADE WITH THE UNITED STATES COULD DEPRESS OUR STOCK PRICE.

While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies and trade disagreements between the United States and China may arise that have a material adverse effect upon our business. Political or trade friction between the United States and China, whether or not actually affecting our business, could materially and adversely affect the prevailing market price of our common stock.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese subsidiaries.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•

quarantines or closures of some of our offices, which would severely disrupt Shandong Jiajia's operations,

•

the sickness or death of its key officers and employees, or

•

a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct Shandong Jiajia's operations as they are presently conducted. If Shandong Jiajia were unable to continue its operations as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

Because a substantial portion of revenues in future periods will be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

CHINESE LAWS AND REGULATIONS GOVERNING SHANDONG JIAJIA'S BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH CHINESE LAWS AND REGULATIONS MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing the enforcement and performance of contractual arrangements with customers in the event a dispute, as well as the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

China's regulations and policies with respect to foreign investments are evolving with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks, which may affect our ability to achieve our stated business objectives. If we are unable to enforce legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR ABILITY TO OPERATE, INCLUDING OUR ABILITY TO PAY DIVIDENDS.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April 2005 notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. The SAFE notices and the new rules could adversely affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

Upon completion of our acquisition of Shandong Jiajia, we became subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO HOLDING OUR SECURITIES

OUR CORPORATE ACTIONS ARE SUBSTANTIALLY CONTROLLED BY OUR MANAGEMENT.

Our executive officers and directors, including the management and minority owners of Shandong Jiajia, own approximately 27.1% of our voting securities. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of our board of directors will generally be within the control of these shareholders. It would be difficult for our shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our executive officers and directors, including Shandong Jiajia's management, in their capacity as shareholders, will be viewed favorably by all shareholders of our company.

THE EXERCISE OF OUTSTANDING WARRANTS AND THE POSSIBLE CONVERSION OF OUR SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At March 31, 2008 we had 19,395,199 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into shares of our common stock, were outstanding:

•

up to 4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible Preferred Stock which we are obligated to issue under the terms of an agreement; and

•

2,000,000 shares of our common stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.30 per share.

The conversion of the preferred stock and/or the exercise of the warrants may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders. In addition, in 2006 we agreed to issue a warrant for 110,000 shares of our common stock exercisable at $6.80 per share as partial compensation under an agreement. No services have been provided and we are currently negotiating a cancellation of the contract.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted a Code of Business Conduct and Ethics, we have not we adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports for years ending on or after December 15, 2007. Such report is contained later in this annual report under Item 9A(T) Controls and Procedures. In addition, unless the pending one year delay proposed by the SEC is adopted, for our year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

PROPERTIES.

Our corporate office is located at 888 East Las Olas Blvd, Suite 710, Fort Lauderdale, FL 33301. Pursuant to a written lease, as amended, we lease 2,689 square feet at approximately $70,000 per annum. Such lease expires May 31, 2008.

Shandong Jiajia is headquarters occupy approximately 1,776 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on December 31, 2008. The annual rent is approximately $20,346 (RMB 150,562). Shandong Jiajia expects to renew this lease upon expiration upon similar terms.

Shandong Jiajia's branches and offices also rent various office spaces throughout China from unrelated third parties as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Expiration of Lease
Shanghai Branch Shanghai	7,800	$40,541 (RMB 300,000)	May 31, 2008
Xiamen Branch Xiamen City, Fujian Province	1,026	$1,459 (RMB 10,800)	December 31, 2008
Lianyuangang office Lianyuangang City, Jiangsu Province	1,184	$4,054 (RMB 30,000)	March 15, 2009
Rizhao office Rizhao City, Shandong Province	1,076	$1,054 (RMB 7,800)	October 11, 2008

Shandong Jiajia expects to renew the lease for the Shanghai Branch at expiration upon similar terms.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTCBB under the symbol CHLO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations reflect a 1-40 reverse split effective March 12, 2008.

	High	Low
2006
First quarter ended March 31, 2006	$12.00	$8.00
Second quarter ended June 30, 2006	$ 8.80	$4.80
Third quarter ended September 30, 2006	$ 7.60	$4.40
Fourth quarter ended December 31, 2006	$ 4.80	$2.40

2007
First quarter ended March 31, 2007	$ 6.80	$2.40
Second quarter ended June 30, 2007	$ 3.60	$1.60
Third quarter ended September 30, 2007	$ 2.80	$ .80
Fourth quarter ended December 31, 2007	$ 2.00	$ .40

2008
First quarter ended March 31, 2008	$ 1.20	$ .40

On April 14, 2008, the last sale price of our common stock as reported on the OTCBB was $0.71. As of March 31, 2008, there were approximately 210 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

Recent Sales of Unregistered Securities

In March 2008 we issued Mr. Harrell, our CEO, 581,247 shares of our common stock in satisfaction of approximately $419,000 of accrued compensation due him. Mr. Harrell is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008 we also issued Mr. David Aubel 2,864,606 shares of our common stock in satisfaction of approximately $2,310,000 due him under a convertible note and a loan. Mr. Aubel, a principal shareholder of our company, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Finally, in March 2008 the holders of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock converted those shares into shares of our common stock pursuant to the designations, rights and preferences of those securities, including:

•

three individuals, who included Messrs. Wei Chen and Hui Liu, minority shareholders, officers and directors of Shandong Jiajia, who owned 1,000,000 shares of our Series A Convertible Preferred Stock converted those shares into an aggregate of 2,500,000 shares of our common stock; and

•

three individuals and two entities, which included Mr. Chen, who owned 725,000 shares of Series B Convertible Preferred Stock converted those shares into an aggregate of 8,450,000 shares of our common stock.

The recipients were accredited or otherwise sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. These issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since 2003, we had positioned ourselves within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. Due to the Company’s inability to successfully penetrate these markets a diversification plan was implemented with the acquisition of Shandong Jiajia. Our MediaREADY product line has been suspended.

In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value. On December 31, 2007 we acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd. As described later in this report, at December 31, 2007 we discontinued our operations. Our business is now the business and operations of Shandong Jiajia.

Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard ISO containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owing these assets to provide transportation services required for shipping freight on behalf of its customers.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenues

Net revenues are comprised of product and services revenues, net of returns and allowances. In 2007, revenues were $0 compared to $1,211,506 for 2006. Net revenues decreased $1,211,506. The decrease in net sales was a result of insufficient funding to finance orders of our MediaREADY™ products.

Gross Profit

Gross Profit for 2007 was $0 compared to $86,551 for 2006. Gross profit decreased $86,551. The decrease in gross profit was due to the fact that there were no sales in 2007.

General and Administrative

General and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. General and administrative expenses for 2007 were $1,317,258 compared to $2,014,720 for 2006. General and administrative expenses decreased $697,462 representing a 34.6% decrease. This decrease was due to reduced staffing requirements and promotional cost in 2007 over 2006.

Fair value of convertible securities

Fair value of convertible securities expense for 2007 was $0 compared to $406,000 for 2006. The fair value of convertible securities expense decreased $406,000. The decrease was due to the fact that no convertible securities were issued in 2007.

Fair value of equity instruments

Fair value of equity instruments expense for 2007 was $6,644,900 compared to $63,400 for 2006. The fair value of equity instruments expense increased 6,581,500. The increase was due to significant issues of common stock for services rendered.

Cash flows from operating activities

Net cash used in operating activities for 2007 was $846,732 compared to $1,599,737 for 2006, a decrease of $753,005 representing a 47% decrease. The decrease is primarily attributed to a reduction in accounts receivable related party.

Cash flows from financing activities

Net cash provided by financing activities for 2007 was $845,521 compared to $1,617,263 for 2006, a decrease of $771,742 representing a 47% decrease. The decrease is primarily due to the decrease in advances from a shareholder.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash of $1,121,605 and negative net working capital of $7,156,577. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. As described elsewhere herein, under the terms of the Share Exchange Agreement we are required to contribute $1,040,816 in additional registered capital to Shandong Jiajia by April 30, 2008 and to make an additional $959,184 available to it for working capital by that date. We do not presently have the funds necessary to satisfy this contractual commitment and are reliant on our ability to raise the capital through a private placement of our securities. We are currently negotiating with investors and while we reasonably believe we will be able to close the transaction prior to April 30, 2008 any failure on our part to do so will result in a default under the terms of the Share Exchange Agreement. In addition, Shandong Jiajia's operations have not historically been profitable and it is likely we will need additional capital to fund our operating losses as well as any future operating losses at Shandong Jiajia.If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included a statement in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Property, Plant and Equipment

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from three to five years. Expenditures for major renewals and improvements, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Revenue Recognition

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". Essentially, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, products are shipped, title passes, and collectability is reasonably assured.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement became effective for financial statements for fiscal years beginning after November 15, 2007; however, earlier application was encouraged. We have adopted SFAS 157 in 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“Statement 159”). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 became effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No, 158.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements". This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

—

Any obligation under certain guarantee contracts;

—

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

—

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

—

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our financial statements beginning on page F-1 of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to China Logistics, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our evaluation included business activities which were part of our Company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded business is Shandong Jiajia which was acquired on December 31, 2007 and represents 0% of our consolidated net revenues and net loss for 2007 and approximately 55.5% of our consolidated assets at December 31, 2007.

Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective, due to the failure to properly record equity transactions which has resulted is a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur that would not be prevented or detected.

We plan to implement a change in internal control over financial reporting to correct this material weakness. Specifically, for issuances of common stock, management plans to implement improved policies and procedures by the end of the second quarter of 2008 that will include a review of issuances of common stock by appropriate personnel. Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that noted in the preceding paragraph.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions

V. Jeffrey Harrell	42	Chairman, President, Chief Executive Officer, Secretary, Treasurer and sole director

V. Jeffrey Harrell. Mr. Harrell is the Chairman and CEO of China Logistics Group, Inc., and has served in such capacities since 1999. Over the last 20 years he has been involved in a series of diversified ventures focusing on finance and accounting, production control and accountability as well as automating an inventory control system utilizing information technology processes and software within the textile industry for consumer goods, financial services, property acquisition, and outsourcing corporate services. Mr. Harrell is a graduate of East Carolina University and received his degree in Business Administration with concentrations in finance and accounting. Throughout his career he has served on the Board of Directors of several non-profit charitable organizations.

Key Employees

Shandong Jiajia is located in China and its day-to-day operations are the responsibility of officers at that subsidiary. Following is biographical information on those persons whom we consider key employees of our company:

Name	Age	Positions
Hui Liu	45	Chief Executive Officer
Wei Chen	37	General Manager, Shanghai Branch

Hui Liu. Mr. Liu co-founded Shandong Jiajia in 1999. From 1997 to 1999, Mr. Liu was the storage and delivery department manager at Shandong Jiajia Import and Export Corp., Ltd. and from 1989 to 1997 he managed customs declaration, inspection declaration, shipping arrangement, and bulk cargo logistics at Cosco International Freight Co., Ltd. From 1986 to 1989 Mr. Liu was employed as a sailor with Qingdao Ocean Shipping Co., Ltd. Mr. Liu obtained an Associate Degree in Vessel Driving from Qingdao Ocean Shipping Mariner College in 1986

Wei Chen. Mr. Chen has been the General Manager of Shandong Jiajia’s Shanghai Branch since February 2002. Prior to joining Shandong Jiajia, Mr. Chen was a shipping department manager at Shanghai Branch of Beijing Sunshine International Freight Co., Ltd. from October 1998 to February 2002. Previously, Mr. Chen was the chief representative of Shanghai office, Mitrans International Shipping Co., Ltd. from June 1995 to October 1998. Mr. Chen started his career as a sales representative at Asian Development International Transportation Corporation between September 1992 and May 1995. Mr. Chen obtained the Bachelor’s Degree in International Shipping from Shanghai Maritime University in 1992.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.

Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•

compliance with laws, rules and regulations,

•

conflicts of interest,

•

insider trading,

•

corporate opportunities,

•

competition and fair dealing,

•

discrimination and harassment,

•

health and safety,

•

record keeping,

•

confidentiality,

•

protection and proper use of company assets,

•

payments to government personnel,

•

waivers of the Code of Business Conduct and Ethics,

•

reporting any illegal or unethical behavior, and

•

compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

•

disclosures made in our filings with the SEC,

•

deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,

•

conflicts of interests, and

•

knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 888 East Las Olas Boulevard, Suite 710, Fort Lauderdale, Florida 33301, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

We do not have a policy regarding the consideration of any director candidates, which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officer’s insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•

understands generally accepted accounting principles and financial statements,

•

is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•

understands internal controls over financial reporting, and

•

understands audit committee functions.

We currently have only one member of our Board of Directors who is also our sole officer. It is our desire to expand our Board of Directors in the future to include one or more independent directors. At that time we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed year for

•

our principal executive officer or other individual serving in a similar capacity,

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes the executive officers of our Shandong Jiajia subsidiary, and

•

up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.”

	SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

V. Jeffrey Harrell (1)	2007	200,000	0	0	0	0	0	0	200,000
	2006	200,000	0	0	0	0	0	0	200,000

Hui Liu (2)	2007	3,732	14,785	0	0	0	0	11,500	30,017

Wei Chen	2007	26,642	0	0	0	0	0	0	26,642

———————

(1)

During 2007 Mr. Harrell converted $193,500 of accrued but unpaid compensation into 135,000 shares of our common stock. At December 31, 2007 we owned Mr. Harrell an aggregate of approximately $419,000 of accrued but unpaid compensation. Pursuant to the terms of the Share Exchange Agreement, on March 28, 2008 he converted all amounts due him into 581,247 shares of our common stock in full satisfaction of those obligations.

(2)

In 2007 Mr. Liu received a $14,785 bonus and $10,958 for travel allowance and $542 for a car allowance.

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Our Board of Directors, of which Mr. Harrell is the sole member, fixes the amount of compensation payable to Mr. Harrell. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Harrell's compensation. During 2006 and 2007 Mr. Harrell's compensation package included a base salary of $200,000. Mr. Harrell has consistently drawn a salary below his base entitlement. The amount of compensation payable to Mr. Harrell can be increased at any time upon the determination of the Board of Directors of which he is the sole member.

How Mr. Liu's and Mr. Chen's compensation is determined.

Mr. Liu and Mr. Chen are executive officers and directors of our Shandong Jiajia subsidiary and as such are responsible for its day- to-day operations. Neither Mr. Liu nor Mr. Chen are parties to an employment agreement with Shandong Jiajia. The compensation for each of these individuals is determined by Shandong Jiajia's Board of Directors of which they are members and is based upon a number of factors including the scope of each of their duties and responsibilities to Shandong Jiajia and the time each devotes to its business. Such deliberations are not arms-length. Shandong Jiajia did not consult with any experts or other third parties in fixing the amount of either Mr. Liu's or Mr. Chen's compensation. We anticipate that similar procedures will be followed for 2008. The amount of compensation payable to either Mr. Liu or Mr. Chen can be increased at any time upon the determination of Shandong Jiajia's Board of Directors.

Outstanding Equity Awards at Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) exercisable (b)	Number of Securities Underlying Unexercised Options (#) unexercisable (c)	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned options (#) (d)	Option Exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity Incentive plan awards: Number of Unearned shares, units or other rights that have not Vested (#) (i)	Equity Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

V. Jeffrey Harrell	0	0	0	0	0	0	0	0	0
Hiu Liu	0	0	0	0	0	0	0	0	0
Wei Chen	0	0	0	0	0	0	0	0	0

Director Compensation

Mr. Harrell, our sole director, did not receive any compensation in 2007 solely related to his services as a director.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2008, there were 19,395,199 shares of our common stock issued and outstanding. Our common stock is our only class of voting security. The following table sets forth information known to us as of April 2, 2008 relating to the beneficial ownership of shares of our voting securities by:

•

each person who is the beneficial owner of more than 5% of the outstanding shares of voting securities;

•

each director;

•

each named executive officer; and

•

all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 888 East Las Olas Boulevard, Suite 710, Fort Lauderdale, Florida 33301.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership(1)
Name	No. of Shares	% of Class
V. Jeffrey Harrell	731,336	3.8%
Wei Chen [2]	4,762,500	22.3%
Hui Liu [3]	312,500	1.6%
All named executive officers and directors as a group (three persons)	5,806,336	27.1%

China Direct, Inc. [4]	9,312,500	39.0%
Dragon Venture (Shanghai) Capital Management Co., Ltd. [5]	1,400,000	7.2%
David J. Aubel [6]	2,864,608	14.8%
Lili Gong [7]	1,000,000	5.2%

———————

1

The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

2

Mr. Wei Chen is an executive officer and minority shareholder of Shandong Jiajia. Mr. Chen's address is 8 S. Henan Road Lane 1001 Apt. 3404, Shanghai, China 200000. The number of shares beneficially owned by Mr. Chen includes 2,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.30 per share.

3

Mr. Hui Liu is an executive officer and minority shareholder of Shandong Jiajia. Mr. Liu's address is Golden Plaza North Building Suite 1618B, 20 Middle Hongkong Road, Qingdao, China, 266071.

4

The shares of our common stock shown beneficially owned by China Direct, Inc. includes:

•

4,750,000 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of China Direct, Inc.,

•

62,500 shares of common stock held of record by China Direct Investments, Inc., a wholly-owned subsidiaries of China Direct, Inc., and

•

450,000 shares of Series B Preferred Stock to be issued to China Direct Investments, Inc. which has no voting rights but is convertible at the option of the holder into 4,500,000 shares of common stock. Under the terms of the consulting agreement entered into with China Direct, Inc. in December 2007, we agreed to issue it 450,000 shares of our Series B Preferred Stock as compensation for services to be rendered, which such shares are to be issued on or before June 30, 2008. However, as pursuant to the terms of the agreement even if the agreement should be terminated prior to its expiration such compensation will be payable, under the rules of the SEC, China Direct Investments, Inc. is deemed to beneficially own such securities.

China Direct, Inc.'s address is 431 Fairway Drive, Deerfield Beach, Florida 33441. Dr. James Wang, Mr. Marc Siegel and Mr. David Stein, executive officers of China Direct, Inc., hold voting and dispositive control over securities owned by China Direct, Inc. in their capacities of Chief Executive Officer, President and Chief Operating Officer, respectively.

5

Dragon Venture (Shanghai) Capital Management Co. Ltd. is a subsidiary of Dragon Capital Group Corp. Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., has voting and dispositive control over securities owned by Dragon Venture (Shanghai) Capital Management Co., Ltd. by virtue of his position as CEO of Dragon Capital Group Corp. Dragon Venture (Shanghai) Capital Management Co. Ltd.'s address is 335 Guo Ding Road, 2 Building, Suite 2009, Shanghai, China 200433.

6

Mr. Aubel's address is 4901 NW 17th Way, Fort Lauderdale, FL 33309.

7

Ms. Gong's address is Room 501, No. 19 Lane, Tianshan Road, Shanghai, 20051

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time Mr. David Aubel, a principal shareholder of our company, has provided funds to us to pay our operating costs. During 2007 Mr. David Aubel, a principal shareholder of our company, paid $185,336 in our overhead costs. At December 31, 2007 we owed him $2,373,179 under a note. The note, which bore interest at 8% per annum, was due on demand and collateralized by all of our assets. In 2007 we recorded interest of $201,583 on this note. During the first quarter of 2008 he advanced us an additional approximate $138,000 for working capital. Pursuant to the terms of the Share Exchange Agreement, on March 28, 2008 Mr. Aubel converted all amounts due him under the note as well as the subsequent advances into 2,864,606 shares of our common stock.

From time to time Shandong Jiajia enters into transactions with related parties, including:

•

At December 31, 2007 it was owed $511,435 from a minority shareholder representing amounts due under a loan. This loan is unsecured, non-interest bearing and due on demand,

•

At December 31, 2007 Shandong Jiajia owned an employee $229,252 representing amounts loaned to it. This loan is unsecured, non-interest bearing and due on demand, and

•

Shandong Jiajia has commitments to a related party for the lease of real property totaling $34,263.

Director Independence

Our sole director is not an independent director within the meaning of Marketplace Rule 4200 of The NASDAQ Stock Market.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by such firm for 2007 and 2006.

	2007	2006

Audit Fees	$65,000	$156,568
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	18,000	0
Total	$83,000	$156,568

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to year 2007 were pre-approved by our Board of Directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen *
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaREADY, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Ltd., and Messrs. Hui Liu and Wei Chen (11)
14.1	Code of Business Conduct and Ethics *
21.1	Subsidiaries of the Registrant *
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer*
32.1	Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer*

———————

*

filed herewith

(1)

Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497, as filed with the Securities and Exchange Commission on September 11, 2000, as amended.

(2)

Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.

(3)

Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.

(4)

Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

(5)

Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.

(6)

Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

(7)

Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.

(8)

Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.

(9)

Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.

(10)

Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.

(11)

Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LOGISTICS GROUP, INC.

By:	/s/ V. Jeffrey Harrell
V. Jeffrey Harrell, Chief Executive Officer and President

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Jeffrey Harrell	Chief Executive Officer, President, Secretary,	April 15, 2008
V. Jeffrey Harrell	Treasurer and sole director

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics Group, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics Group, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficiency, a stockholders’ deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 31, 2008

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash	$1,121,605	$1,426
Accounts receivable, net of allowance for doubtful accounts of $1,319,969 and $64,152 at December 31, 2007 and 2006, respectively	3,131,831	22,199
Accounts receivable - related party	160,350	760,350
Deferred expenses	5,450	—
Due from related parties	511,435	—
Prepayments and other current assets	338,895	39,359
Total current assets	5,269,566	823,334
Property and equipment, net	46,622	12,314
Other assets:
Intangible assets	3,912,301	—
Deposits	12,000	12,000
Total other assets	3,924,301	12,000
Total assets	$9,240,489	$847,648
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$12,633	$56,426
Accounts payable – trade	4,444,825	1,014,949
Accrued compensation – related party	446,985	622,998
Other accruals and other current liabilities	343,301	51,821
Convertible note payable/related party	2,373,179	3,098,959
Derivative liability	3,856,416	4,519,315
Advances from customers	683,436	—
Due to related parties	229,252	—
Foreign tax payable	36,116	—
Loans payable – shareholder	—	1,330
Total current liabilities	12,426,143	9,365,798
Minority interest	781,441	—
Stockholders' deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized.
1,000,000 and -0- shares Preferred A issued and outstanding at December 31, 2007 and 2006, respectively	1,000	—
845,000 and -0- shares Preferred B issued and outstanding at December 31, 2007 and 2006,respectively	845	—
Common stock - $.001 par value, 200,000,000 shares authorized, 199,961,626 and 110,011,626 shares issued and outstanding at December 31, 2007 and 2006, respectively	199,962	110,012
Additional paid-in capital	20,813,099	8,796,024
Accumulated deficit	(24,755,611)	(17,236,686)
Other comprehensive income	(226,390)	—
	(3,967,095)	(8,330,650)
Treasury stock – 500,000 shares at cost	—	(187,500)
Total stockholders' deficit	(3,967,095)	(8,518,150)
Total liabilities and stockholders' deficit	$9,240,489	$847,648

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Revenues (including related party sales totaling $1,061,350 in 2006)	$—	$1,211,506

Cost of sales	—	1,124,955

Gross profit	—	86,551

Operating expenses:
Selling, general and administrative	1,317,258	2,014,720
Provision for obsolete inventory	4,138	185,163
Depreciation	8,028	25,953
Fair value of convertible securities	—	406,000
Fair value of equity instruments	6,644,900	63,400
Bad debt expense	5,917	58,152

Total operating expenses	7,980,241	2,753,388

Operating loss	(7,980,241)	(2,666,837)

Other income (expense):
Change in fair value of derivative liability	662,899	(492,100)
Interest expense - related party	(201,583)	(246,367)

Total other income (expense)	461,316	(738,467)

Net loss	$(7,518,925)	$(3,405,304)

Basic & diluted loss per share	$(0.05)	$(0.04)

Weighted-average number of shares outstanding – basic & diluted	137,686,070	93,172,293

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income	Total

	Preferred A Stock		Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	—	$—	86,166,626	$86,167	$6,905,469	$(13,831,382)	$(187,500)	$—	$(7,027,246)
Convertible note payable to related party converted to capital	—	—	—	—	23,700,000	23,700	1,421,300	—	—	—	1,445,000
Stock issued for services	—	—	—	—	145,000	145	19,755	—	—	—	19,900
Stock to be issued under employment agreement	—	—	—	—	—	—	43,500	—	—	—	43,500
Fair value of stock warrants	—	—	—	—	—	—	406,000	—	—	—	406,000
Net loss for the year	—	—	—	—	—	—	—	(3,405,304)	—	—	(3,405,304)
Balance, December 31, 2006	—	—	—	—	110,011,626	110,012	8,796,024	(17,236,686)	(187,500)	—	(8,518,150)
Convertible note payable to related party converted to capital	—	—	—	—	71,800,000	71,800	1,696,720	—	—	—	1,768,520
Stock issued for services	—	—	725,000	725	13,250,000	13,250	6,689,475	—	—	—	6,703,450
Cancellation of stock issued under employment agreement	—	—	—	—	—	—	(221,100)	—	—	—	(221,100)
Accrued salary for president converted to stock	—	—	—	—	5,400,000	5,400	188,100	—	—	—	193,500
Cancellation of treasury stock	—	—	—	—	(500,000)	(500)	(187,000)	—	187,500	—	—
Stock to be issued for services	—	—	—	—	—	—	168,000	—	—	—	168,000
Fair value of stock options issued to acquire equity interest in subsidiary	—	—	—	—	—	—	480,000	—	—	—	480,000
Fair value of stock issued to acquire equity interest in subsidiary	1,000,000	1,000	120,000	120	—	—	3,202,880	—	—	—	3,204,000
Other comprehensive income										(226,390)	(226,390)
Net loss for the year	—	—	—	—	—	—	—	(7,518,925)	—	—	(7,518,925)
Balance, December 31, 2007	1,000,000	$1,000	845,000	$845	199,961,626	$199,962	$20,813,099	$(24,755,611)	$—	$(226,390)	$(3,967,095)

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(7,518,925)	$(3,405,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,028	25,953
Allowance for doubtful accounts	5,917	58,152
Provision for obsolete inventory	4,138	185,163
Stock issued for services and compensation	6,853,000	19,900
Stock warrants issued under employment agreement	—	10,000
Stock issued under employment agreement	13,000	43,500
Stock issued under employment agreement – cancelled	(221,100)	—
Change in fair value of derivative liability	(662,899)	492,100
Stock warrants issued for services	—	396,000
Interest on convertible note payable - related party	201,583	246,367
Change in assets and liabilities net of effects from purchase of subsidiary
Decrease (increase) in accounts receivable	16,282	(65,687)
Decrease (increase) in accounts receivable - related party	600,000	(760,350)
Decrease in prepayments and other current assets	18,569	132,120
(Decrease) increase in accounts payable	(200,434)	936,754
Increase (decrease) in other accruals	18,622	(8,439)
Increase in accrued compensation	17,487	94,034
Net cash used in operating activities	(846,732)	(1,599,737)
Cash flows from investing activities:
Cash acquired on purchase of subsidiary	1,121,390	—
Purchases of property and equipment	—	(17,197)
Net cash provided by (used in) investing activities	1,121,390	(17,197)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	841,157	1,627,234
Proceeds from short term debt	—	6,929
Repayment of short term debt	(43,793)	—
Proceeds from shareholder loans	52,157	—
Repayment of shareholder loans	(4,000)	(16,900)
Net cash provided by financing activities	845,521	1,617,263
Net increase in cash	1,120,179	329
Cash at beginning of year	1,426	1,097
Cash at end of year	$1,121,605	$1,426
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$—	$—
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital - related party	$1,768,520	$1,445,000
Accrued compensation converted to capital - related party	$193,500	$—
Fair value of stock issued for services and compensation	$6,853,000	$19,900
Fair value of stock warrants issued under employment agreement	$—	$10,000
Fair value of stock issued under employment agreement	$13,000	$43,500
Fair value of stock issued under employment agreement – cancelled	$(221,100)	$—
Fair value of stock warrants issued for services	$—	$396,000

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

We were incorporated in the State of Florida, on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 22, 2006 the Company executed an Amendment to the Articles of Incorporation changing its name from Video Without Boundaries, Inc. to MediaREADY, Inc. The amendment was recorded by the State of Florida on August 31, 2006. On February 14, 2008 the Company executed an Amendment to the Articles of Incorporation changing its name from MediaREADY, Inc. to China Logistics Group, Inc. The amendment was recorded by the State of Florida on March 11, 2008.

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd (“Shandong Jiajia”) which is incorporated in the Peoples Republic of China.

Shandong Jiajia International Freight & Forwarding Co., Ltd. was formed in 1999 as a Chinese limited liability company.

Shandong Jiajia is an international freight forwarder and logistics management company. Shandong Jiajia, established in 1999, acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China. Shandong Jiajia obtained the approval for registration from China Ministry of Commerce (formerly known as “Ministry of Foreign Trade and Economic Cooperation”) in November 1999. On June 2, 2000 Shandong Jiajia received approval for customs clearance service from Customs General Administration of China.

Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai and Xiamen with two additional offices in Lianyungang and Rizhao. Shandong Jiajia has 87 employees in total and partner with agents in North America, Europe, Australia, Asia, and Africa. Branches and offices are registered with the government, however branches are entitled to transact business, while offices cannot.

Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines (RCL). Shandong Jiajia was recognized by China International Freight Forwarders Association as one of the top 100 Chinese international freight forwarders on June 23, 2004.

The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the requirements of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements". This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and stock based compensation, that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company authorized common stock and stock warrants to employees, shareholders and third parties. The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS No. 123 (R) “Share Based Payments”. The fair value of each stock warrant granted is estimated on the date of grant using the “Black Scholes” pricing model. The pricing model requires assumptions such as the expected life of the stock warrant and the expected volatility of the Company’s stock over the expected life, which significantly impacts the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by senior management on an account-by-account basis.

Property and Equipment

Property plant and equipment are carried at cost less accumulated depreciation and includes expenditures, which substantially increase the useful lives of property and equipment. Maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income.

Depreciation is computed using the straight-line method based on the estimated useful lives of the individual assets, which range from 3-5 years.

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

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants, stock options, derivative liability and notes convertible to common stock were not included in computing diluted earnings per share because their effects were antidilutive.

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

Intangible Assets

Intangible assets represent the excess of cost over the fair value of the net assets of the Company acquired at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets are amortized over their useful lives.

Customer Advances

Prepayments and advance deposits consist of prepayments by Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as customers take delivery of goods, in compliance with its revenue recognition policy. At December 31, 2007 and 2006 customer advances totaled $683,436 and $0, respectively.

Basis of Financial Statements

Shandong Jiajia maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in China. Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America.

Foreign Currencies

Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, “Foreign Currency Translation”, and are included in determining comprehensive income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currency into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

The reporting currency is the U.S. dollar. The functional currency of Shandong Jiajia is the local currency, the Chinese dollar or Renminbi (“RMB”).

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. Our U.S. operations have generated minimal revenue since inception and incurred net losses of approximately $24.8 million. Additionally, the Company has negative working capital totaling $7,156,577 at December 31, 2007, and cash used in operations totaling $846,732 during the year ended December 31, 2007. The Company’s ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party shareholder has been funding the Company’s operational needs. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. From January 1, 2008 through March 31, 2008 the Company has received approximately $138,000 as advances from the related party shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. Furthermore, pursuant to our agreement to acquire a 51% interest in Shandong Jiajia, we are committed to provide $1,040,816 on or before April 30, 2008.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Trade receivables	$4,451,800	$86,351
Less: allowance for doubtful accounts	(1,319,969)	(64,152)
	$3,131,831	$22,199

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006, consisted of the following:

	Useful Lives	2007	2006
Computer equipment	4 years	$228,707	$228,707
Software	3 years	361,861	361,861
Furniture and equipment	4-5 years	116,583	22,553
Total:		707,151	613,121
Less: accumulated depreciation		(660,529)	(600,807)
		$46,622	$12,314

For the years ended December 31, 2007, and 2006, depreciation expense totaled $8,028 and $25,953, respectively.

NOTE 6 – INVENTORY

During the year ended December 31, 2007 the allowance for slow moving inventory totaling $281,460 at December 31, 2006 has been utilized to write down the cost of inventory to its estimated net realizable value, which totals $10,956 at December 31, 2007 and is shown under prepayments and other current assets in the balance sheet.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2007 represents the excess of the cost over the fair value of net assets the Company acquired at the date of acquisition and consisted of the following:

	2007	2006
Non-contractual customer relationships	$3,912,301	$—
Amortization	—	—
	$3,912,301	$—

Intangible assets were incurred due to the acquisition of a 51% interest in Shandong Jiajia on December 31, 2007. There was no amortization in the year ended December 31, 2007. Amortization is computed on a straight line basis over the estimated useful life of the intangible assets which is 5 years.

NOTE 8 – DERIVATIVE LIABILITY

A note payable with a related party contains an embedded conversion option which allows the holder to convert up to 9% of the Company’s then issued and outstanding stock each quarter into common shares at 40% of the closing price of the stock on the date of conversion. The change in value is computed using mark to market. The Company adopted the provisions of SFAS No.123R to compute the estimated fair value of $3,856,416 and $4,519,315 at December 31, 2007 and 2006, respectively, using the “Black Scholes” model. The following assumptions were made in estimating fair value:

Risk-free rate	4.13%
Volatility	175%
Life	3 years
Dividend yield	0%
Exercise price	$0.008

NOTE 9 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company is obligated to a related party for $2,373,179 advanced to fund operations. The notes are collateralized by the assets of the Company, bear interest at 8% per annum and are repayable on demand. During the years ended December 31, 2007 and 2006 the Company incurred interest on this note totaling $201,583 and $246,367, respectively.

On March 28, 2008 the related party shareholder converted the full amount of his note payable into 2,864,606 shares of common stock.

NOTE 10 – STOCK OPTIONS

On December 31, 2007 the Company granted three-year stock options to purchase 2,000,000 shares of common stock at an exercise price of $.30 per share as partial consideration for the purchase of a 51% interest in Shandong Jiajia. The options are exercisable within 3 years of the date of grant at an exercise price of $0.0075 per share.

The Company has adopted the “Black Scholes” pricing model to book the estimated fair value of the stock options totaling $480,000 under the provisions of SFAS No. 123 (R).

The following assumptions were made in estimating fair value:

Risk-free rate	2.5%
Expected Volatility	175%
Life	3 years
Dividend yield	0%

At December 31, 2007 no options had been exercised.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of December 31, 2007, bank deposits in the United States did not exceed federally insured limits. At December 31, 2007, the Company had deposits of $1,100,000 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2007.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13 – BUSINESS COMBINATIONS

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd pursuant to an acquisition agreement. The acquisition was undertaken to allow the Company to diversify its operations, and to improve its financial condition and increase shareholder value. The statements of operations include only the results of MediaREADY, Inc.

The Company uses the purchase method of accounting for qualifying business combinations. Under the purchase method of accounting, the assets and liabilities of the acquired companies are recorded at their estimated fair values at the date of acquisition. The excess of cost over their fair values is recognized as intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, identified intangible assets are amortized over their estimated useful lives.

The purchase consideration is as follows:

Cash consideration	$1,040,816
Series A Preferred Stock (1,000,000 shares)	2,100,000
Series B Preferred Stock (120,000 shares)	1,104,000
Options to purchase common stock	480,000
$4,724,816

The value of the Series A Preferred Stock and Series B Preferred Stock were based on the fair value of the common stock to be issued upon conversion at December 31, 2007 as follows:

One share of Series A Preferred Stock converts into 100 shares of common stock

One share of Series B Preferred Stock converts into 400 shares of common stock

The cash consideration is payable on or before April 30, 2008 and is included within accounts payable.

On March 28, 2008 shareholders holding the Series A Preferred Stock converted into 2,500,000 shares of common stock, no Series A Preferred Stock remain outstanding. On March 28, 2008 shareholders holding the Series B Preferred Stock converted into 1,200,000 shares of common stock.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – BUSINESS COMBINATIONS (CONTINUED)

A condensed balance sheet showing the amount assigned to each major asset and liability caption of the acquired entity at December 31, 2007 (acquisition date) is as follows:

Assets
Cash	$1,121,390
Accounts receivable	3,131,831
Due from related parties	736,677
Other assets	140,158
$5,130,056
Liabilities
Accounts payable	$(3,477,392)
Customer advances	(683,436)
Due to related parties	(229,252)
Other liabilities	(412,404)
$(4,802,484)
Net assets	$327,572
Other comprehensive income	226,390
Capital infusion	1,040,816
Total assets after infusion	$1,594,778

Intangible assets arising on the acquisition totaled $3,912,301.

The unaudited condensed results of operations for the current and prior year assuming that the entities had been combined for those periods is as follows:

	2007	2006
Revenues	$35,298,453	$31,523,430
Cost of revenues	34,036,196	32,009,726

Gross profit (loss)	1,262,257	(486,296)
Operating expenses:
Selling, general and administrative	1,853,635	2,926,996
Provision for obsolete inventory	4,138	185,163
Fair value of convertible securities	—	406,000
Fair value of equity instruments	6,644,900	63,400
Other	370	65,517
Total operating expenses	8,503,043	3,647,076
Other income (expense):
Change in fair value of derivative liability	662,899	(492,100)
Interest expense	(201,583)	(246,143)
Total other income (expenses)	461,316	(738,243)
Income Tax	57,205	10,389
Net loss	$(6,836,675)	$(4,882,004)
Basic & diluted loss per share	$(0.05)	$(0.05)

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – STOCKHOLDERS’ EQUITY

On April 5, 2006 the Company increased its authorized common stock from 100 million to 200 million shares and on March 11, 2008 further increased its authorized common stock to 500 million shares and additionally combined the common stock on the basis of one share for each forty shares issued and outstanding.

During the year ended December 31, 2006 a related party converted $1,445,000 in convertible notes payable into 23,700,000 shares of common stock at prices ranging $.04 to $.09 per share.

During the year ended December 31, 2006 the Company issued 145,000 shares of common stock to third parties and employees for services rendered at prices ranging $0.10 to $0.14 per share, for a total of $19,900.

During the year ended December 31, 2006 the Company recognized the fair market value of 300,000 shares of common stock to be issued to an employee under an employment agreement and expensed a total of $43,500 at $0.145 per share. On April 11, 2007 the Company was released from all obligations under the employment agreement.

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

During the year ended December 31, 2007 the Company issued 1,000,000 of Series A Preferred Stock to finance the purchase of a 51% interest in a company incorporated in the People Republic of China at a fair value of $2.10 per share, for a total of $2,100,000.

During the year ended December 31, 2007 the Company issued 120,000 shares of Series B Preferred Stock to finance the purchase of a 51% interest in a company incorporated in the Peoples Republic of China at a fair value of $9.20 per share, for a total of $1,104,000.

During the year ended December 31, 2007 the Company issued 725,000 shares of Series B Preferred Stock to third parties for services rendered at a fair value of $8.40 per share, for a total of $6,090,000.

During the year ended December 31, 2007 a related party converted $1,768,520 in convertible notes payable into 71,800,000 shares of common stock at prices ranging $.007 to $.050 per share.

During the year ended December 31, 2007 the Company president converted $193,500 in accrued compensation into 5,400,000 shares of common stock at $.036 per share.

During the year ended December 31, 2007 the Company granted stock options to purchase 80,000,000 shares of common stock to finance the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, at a fair value of $480,000.

On April 11, 2007 the Company was released from an obligation to issue 720,000 shares of common stock to an employee under an employment agreement. Accordingly, during the year ended December 31, 2007 the Company reversed the amounts expensed for the fair market value of the stock during the years ended December 31, 2006, 2005 and 2004, respectively, for a total of $221,100.

During the year ended December 31, 2007 the Company recognized the fair market value of 8,000,000 shares of common stock to be issued to a third party for services rendered at $.021 per share, for a total of $168,000.

During the year ended December 31, 2007 the Company issued 100,000 shares of common stock to an employee for services rendered at $.065 per share, for a total of $6,500.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2007 the Company issued 13,150,000 shares of common stock to third parties for services rendered at prices ranging $.037 to $.110 per share, for a total of $606,950.

During the year ended December 31, 2007 the Company cancelled 500,000 shares held in treasury at $0.375 per share, for a total of $187,500.

On March 11, 2008 the Company increased its authorized preferred stock from 5 million to 10 million shares.

The number of shares of Series A Preferred Stock shall be limited to 1,000,000, with a par value of $.001 per share. In the event of any liquidation, dissolution or winding up of the Company the holders are entitled to receive, out of legally available assets, a liquidation preference of $.001 per share, and no more, before any payment or distribution is made to the holders of the Company’s common stock. Holders shall have 250 votes per share and will be entitled to vote on any and all matters brought to a vote of stockholders of Common Stock. Each share is convertible into 100 shares of Common Stock.

The number of shares of Series B Preferred Stock shall be limited to 1,295,000, with a par value of $.001 per share. In the event of any liquidation, dissolution or winding up of the Company the holders are entitled to receive, out of legally available assets, a liquidation preference other than to the Series A Preferred holdersof $.001 per share, and no more, before any payment or distribution is made to the holders of the Company’s common stock. Holders shall have no votes per share except as otherwise provided by law. Each share is convertible into 400 shares of common stock.

On March 28, 2008 all outstanding Series A Preferred Stock and Series B Preferred Stock were converted into common stock, no Series A Preferred Stock or Series B Preferred Stock remain outstanding.

NOTE 15 – RELATED PARTIES

During the year ended December 31, 2006 related party revenues totaled $1,061,350 and comprised 87.6% of total sales. Accounts receivable from the related party totaled $160,350 or 3.5% of gross receivables at December 31, 2007 and $760,350 or 89.8% of gross receivables at December 31, 2006.

During the years ended December 31, 2007 and 2006 the Company expensed $200,000 in each year for the salary of the President. At December 31, 2007 a total of $446,985 for the period January 1, 2002 through December 31, 2007 was unpaid and has been accrued under current liabilities. Additionally, during the year ended December 31, 2007 a total of $193,500 in accrued salary was converted into 5,400,000 shares of common stock.

During the years ended December 31, 2007 and 2006, the Company expensed $52,156 and $41,230, respectively, in overhead costs incurred and paid by the president/stockholder.

During the year ended December 31, 2007 and 2006, the Company expensed $185,336 and $151,004, respectively, in overhead costs incurred and paid by a related party/stockholder.

For the years ended December 31, 2007 and 2006, the Company expensed interest cost to a related party totaling $201,583 and $246,367, respectively.

On December 31, 2007, the Company was due $511,435 from Shandong Huibo Import & Export, Ltd., a 24.3% shareholder in Shandong Jiajia.The loans were unsecured, non-interest bearing and repayable on demand.

On December 31, 2007, the Company had an amount of $229,252 due to Xiangfen Chen who is the general manager of Shandong Jiajia Xiamen branch. The loans were unsecured, non-interest bearing and repayable on demand.

On December 31, 2007, the Company had commitments to a related party for the lease of property in the Peoples Republic of China, totaling $34,523, (see Note 18).

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – INCOME TAXES

The provision for federal and state income taxes as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Current expense (benefit)	$—	$—
Deferred expense (benefit)	—	—
	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant approximate components of the net deferred taxes, at December 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Federal net operating loss carry forward	$3,700,000	$3,500,000
State net operating loss carry forward	600,000	550,000
Provisions	—	545,000
Timing difference - Accrued compensation	167,000	246,000
	4,467,000	4,841,000
Valuation allowance	(4,467,000)	(4,841,000)
	$—	$—

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $4,467,000 and $4,841,000 at December 31, 2007 and 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during the years ended December 31, 2007 and 2006 was $374,000 and $970,000, respectively.

The Company has incurred net operating losses since inception. At December 31, 2007 the Company had a net operating loss carry forward for tax purposes amounting to approximately $11.2 million. Tax losses will begin expiring in the year 2019, and may be limited in offsetting future taxable income in the event of owner shifts pursuant to IRS section 382.

The federal statutory tax rate reconciled to the effective tax rate during the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Tax (benefit) at U.S. statutory rate	(35.0)%	(35.0)%
State tax rate, net of federal benefits	(3.5)%	(3.5)%
Derivative liability expenses	(3.3)%	5.5%
Other	—	4.5%
Fair value of equity instruments	34.0%	—
Change in valuation allowance	7.8%	28.5%
Effective tax rate	0.0%	0.0%

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS NO. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – INCOME TAXES (CONTINUED)

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2006 that would materially distort its financial statement. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company re-assesses the validity of its conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the year ended December 31, 2007 did not have any impact on its results of operations, financial conditions or liquidity.

NOTE 17 – COMMON STOCK WARRANTS

At December 31, 2007 and 2006, the Company had outstanding warrants to purchase 4,400,000 and 300,000 shares of common stock, at an exercise price of $0.17 and $1.30 per warrant share, respectively. The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $527,000 for the stock warrants using the “Black Scholes” model at December 31, 2007 and 2006 and reserved 4,700,000 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate   4.45%

Volatility        96%

The following table summarizes the stock warrant activity:

Number of Shares
2004
Warrants granted (five year term expiring April 2, 2009)	100,000
Warrants exercised	—

2005
Warrants granted (five year term expiring April 2, 2010)	100,000
Warrants exercised	—

2006
Warrants granted (three year term expiring May 15, 2009)	4,400,000
Warrants exercised	—

2006
Warrants granted (five year term expiring April 2, 2011)	100,000
Warrants exercised	—
4,700,000

NOTE 18 – COMMITMENTS

On March 27, 2006 the Company negotiated a one-year extension, on a lease for approximately 2,700 square feet of office space in Fort Lauderdale, FL, until May 31, 2007, with a minimum annual rental of $62,300 per annum. On June 1, 2007 the Company negotiated a further one-year extension until May 31, 2008 with a minimum annual rental of $67,225 per annum. Additionally, the landlord is entitled to sales tax and its pro-rata share of all real estate taxes. Rent expense for the year ended December 31, 2007 totaled $102,641.

On June 1, 2007 Shandong Jiajia entered into a one-year lease with a shareholder of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $37,585 per annum.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – COMMITMENTS (CONTINUED)

On November 1, 2003 the Company entered into a sixty-two month lease of a property in the Peoples Republic of China at a base rent of $18,863 per annum

The following is a schedule of minimum future rentals on the operating leases:

Year ending December 31, 2008	$62,533

On April 2, 2004 the Company entered into a three-year employment agreement with its Chief Technology Officer, with automatic one-year extensions after the expiry of the initial term. The terms of the agreement called for a minimum salary of $180,000 per annum. The agreement also provided for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further called for the issue of 100,000 shares of common stock upon the signing of the agreement and a further 150,000 shares of common stock to be vested and delivered in fifty thousand share lots in three equal installments through the first year following the execution of the agreement. Under the agreement 100,000 and 150,000 shares had been issued during the years ended December 31, 2005 and 2004, respectively. At each anniversary of the effective date the Company was required issue the executive five-year warrants to purchase at least 100,000 shares of common stock, with the exercise price being set within the 30 days prior to each anniversary. The Company elected not to renew the contract after the April 2007 expiration date.

On August 15, 2004 the Company entered into a three-year employment agreement with its Executive Vice-President – Sales and Marketing, with automatic one-year extensions after the expiration of the initial term. The terms of the agreement called for a minimum annual salary of $150,000 per annum. The agreement also provided for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further called for the issue of 120,000 shares of common stock upon signing of the agreement. At each anniversary of the effective date the Company was required to issue the executive 300,000 shares of common stock for the three-year period of his employment. On April 11, 2007 the Company was released from all obligations under the employment agreement.

On June 1, 2006 the Company entered into a one-year contract with an organization to develop and implement a proactive marketing program designed to create extensive financial market and investor awareness for the Company. The agreement calls for a monthly payment of $12,500 and an annual budget of not less than $200,000 for third party marketing costs. The agreement further calls for the issue of 110,000 Warrants, with each Warrant representing the right to purchase one share of Common Stock for $6.8 per share at any time through the third year following issuance. The Holder may not exercise Warrants to the extent that immediately following such exercise Holder would beneficially own 5% or more of the outstanding Common Stock of the Company. Notwithstanding any other provisions of the agreement the Holder is not permitted to effect a “net” exercise of the Warrants prior to one year from the date hereof. No Warrants have currently been issued under this agreement. The Warrants will expire on May 15, 2009. No services have been provided and the Company is currently in the process of negotiating a cancellation of the contract.

NOTE 19 – ADVERTISING

The Company expenses advertising costs as incurred. During the years ended December 31, 2007 and 2006, a total of $20,326 and $80,165 were expensed, respectively.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2007.

	Revenues	Net Assets
United States	$—	$(4,554,042)
Peoples Republic of China	—	1,368,388
	$—	$(3,185,654)

For the year ended December 31, 2006 all operations were within the United States.

NOTE 21 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a privately held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision.

Management has written off the deposit of $350,000 and the seller has informally agreed to forbear from any action at this time. Management anticipates, but cannot assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit. On December 31, 2007 a related party personally guaranteed any and all liabilities resulting from the stock purchase agreement.

The following pro forma combined financial information presented below, gives effect to the acquisitions of Shandong Jiajia International Freight & Forwarding Co., Ltd. under the purchase method of accounting prescribed by Accounting Principles Board Opinion No.16, Business Combinations, as if it occurred as of the beginning of Fiscal 2007 and the beginning of Fiscal 2006.

	For the Year Ended December 31, 2007
2007 (Unaudited)	China Logistics Group, Inc.	Shandong Jiajia	Proforma Adjustments	Total

Sales	$—	$35,298,453	$—	$35,298,453
Cost of Goods	—	34,036,196	—	34,036,196
Gross Profit	—	1,262,257	—	1,262,257
Operating Expenses	7,980,241	536,377	—	8,516,618
Operating Income (Loss)	(7,980,241)	725,880	—	(7,254,361)
Other Income (expenses)	461,316	13,575	—	474,891
Income tax refund (expenses)	—	(57,205)	—	(57,205)
Net Income (Loss)	$(7,518,925)	$682,250	$(334,303)	$(7,170,978)
Basic & diluted loss per share	$(0.05)			$(0.05)
Basic & diluted weighted average common shares	137,686,070			141,386,070

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 – SUBSEQUENT EVENTS

In March 2008 we issued Mr. Harrell, our CEO, 581,247 shares of our common stock in satisfaction of approximately $419,000 of accrued compensation due him. Mr. Harrell is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008 we also issued a related party/shareholder 2,864,606 shares of our common stock in satisfaction of approximately $2,310,000 due him under a convertible note and a loan. The related party/shareholder, a principal shareholder of our company, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008 the holders of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock converted those shares into shares of our common stock pursuant to the designations, rights and preferences of those securities, including:

•

three individuals, who included Messrs. Wei Chen and Hui Liu, minority shareholders, officers and directors of Shandong Jiajia, who owned 1,000,000 shares of our Series A Convertible Preferred Stock converted those shares into an aggregate of 2,500,000 shares of our common stock; and

•

three individuals and two entities, which included Mr. Chen, who owned 725,000 shares of Series B Convertible Preferred Stock converted those shares into an aggregate of 8,450,000 shares of our common stock.