Form 10-K/A
period 2007-12-31
China Logistics Group Inc
filed 2008-05-19
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, or any amendment to this Form.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form  (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

EXPLANATORY PARAGRAPH

We are amending our Annual Report on Form 10-K for the year ended December 31, 2007 to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statement of stockholders' deficit and consolidated statement of cash flows for the year ended December 31, 2007. On May 14, 2008, we concluded that the consolidated financial statements for the year ended December 31, 2007 appearing in our Annual Report on Form 10-K for year then ended as filed on April 15, 2008 could no longer be relied upon because of an error in the financial statements. Our management determined it was necessary to restate our financial statements to properly recognize the fair value of 450,000 shares of our Series B Preferred Stock totaling $3,780,000 which we are obligated to issue as partial compensation for consulting services rendered to us in connection with our acquisition of a majority interest in Shandong Jiajia in December 2007. Please see Note 3 - Restatement contained in the notes to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A which further describes the effect of this restatement.

The Items of this Form 10-K/A for the year ended December 31, 2007 which are amended and restated as a result of the restatement of our financial statements are as follows:

•

Part I:

•

Item 1.  Business,

•

Item 1.A.  Risk Factors,

•

Part II:

•

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations,

•

Item 8. Financial Statements and Supplementary Data, including:

•

Consolidated Balance Sheets at December 31, 2007,

•

Consolidated Statement of Operations for the year ended December 31, 2007.

•

Consolidated Statement of Stockholders' Deficit for the year ended December 31, 2007,

•

Consolidated Statement of Cash Flows for the year ended December 31, 2007, and

•

Notes to Consolidated Financial Statements as of December 31, 2007,

•

Item 9A(T)  Controls and Procedures, and

•

Part IV:

•

Item 15.  Exhibits, Financial Statement Schedules.

The remaining Items in this Form 10-K/A consist of all other Items originally contained in our Form 10-K for the year December 31, 2007 as filed on April 15, 2008. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and supercedes in its entirety the previously filed Form 10-K for the year ended December 31, 2007.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

Page No.
Part I

Item 1.             Business.

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

Item 7.             Management's Discussion And Analysis Of Financial Condition
And Results Of Operations

17

Item 7A.          Quantitative And Qualitative Disclosures About Market Risk.

20

Item 8.             Financial Statements And Supplementary Data.

20

Item 9A.(T)    Controls And Procedures.

21

Item 9B.          Other Information.

21

Part III

Item 10.           Directors, Executive Officers And Corporate Governance

22

Item 11.           Executive Compensation

24

Item 12.           Security Ownership Of Certain Beneficial Owners And
Management And Related Stockholder Matters.

26

Item 13.           Certain Relationships And Related Transactions, And Director Independence.

27

Item 14.           Principal Accountant Fees And Services.

28

Part IV

Item 15.           Exhibits, Financial Statement Schedules.

30

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

v

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

In connection with the transaction, we issued Capital One Resource Co., Ltd., a subsidiary of China Direct, Inc., 450,000 shares of Series B Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we issued an aggregate of 352,500 shares of Series B Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. Finally, we are obligated to issue China Direct Investments, Inc., a subsidiary of China Direct, Inc., an additional 450,000 shares of our Series B Preferred Stock, valued at $3,780,000, as compensation for its services to us in conjunction with the transaction pursuant to the terms of a consulting agreement entered into in December 2007. Upon issuance, these shares of Series B Preferred Stock will be immediately convertible into 4,500,000 shares of our common stock.

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

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2007. For the years ended December 31, 2007 and 2006, we reported net losses of $11,298,925 and $3,405,304, respectively, and at December 31, 2007, we had an accumulated deficit of $28,535,611. We acquired our majority interest in Shandong Jiajia on December 31, 2007. Our results of operations for 2007 do not include any results for Shandong Jiajia. Our operating results for future periods will include a significant increase in revenues which will be attributable to the operations of Shandong Jiajia, as well as significant increases in expenses related to that company. achieve profitability on a consolidated basis in the future.

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

Fair value of equity instruments

Fair value of equity instruments expense for 2007 was $10,424,900 compared to $63,400 for 2006. The fair value of equity instruments expense increased 10,361,500. The increase was due to significant issues of common stock for services rendered.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash of $1,121,605 and negative net working capital of $10,936,577. The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. As described elsewhere herein, under the terms of the Share Exchange Agreement we are required to contribute $1,040,816 in additional registered capital to Shandong Jiajia by April 30, 2008 and to make an additional $959,184 available to it for working capital by that date. We do not presently have the funds necessary to satisfy this contractual commitment and are reliant on our ability to raise the capital through a private placement of our securities. We are currently negotiating with investors and while we reasonably believe we will be able to close the transaction prior to April 30, 2008 any failure on our part to do so will result in a default under the terms of the Share Exchange Agreement. In addition, Shandong Jiajia's operations have not historically been profitable and it is likely we will need additional capital to fund our operating losses as well as any future operating losses at Shandong Jiajia. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included a statement in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

Please see our financial statements beginning on page F-1 of this amended annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses set forth below in “Management’s Annual Report on Internal Control Over Financial Reporting,” the Company’s disclosure controls and procedures were not effective as the Evaluation Date. Our evaluation included business activities which were part of our Company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded business is Shandong Jiajia which was acquired on December 31, 2007 and represents 0% of our consolidated net revenues and net loss for 2007 and approximately 55.5% of our consolidated assets at December 31, 2007.

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

Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective, due to the failure to properly record equity transactions which has resulted in two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. Also, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of Preferred B stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007. The first material weakness was reported in our December 31, 2007 Form 10-K filed on April 15, 2008. The second material weakness was not discovered until May 14, 2008, subsequent to the filing of our December 31, 2007 Form 10-K. We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur that would not be prevented or detected.

We plan to implement changes in internal control over financial reporting to correct these material weaknesses by the end of the second quarter of 2008. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For preferred stock to be issued for consulting services, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen *
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaREADY, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Ltd., and Messrs. Hui Liu and Wei Chen (11)
14.1	Code of Business Conduct and Ethics *
21.1	Subsidiaries of the Registrant *
31.1	Section 302 Certificate of Chief Executive Officer **
31.2	Section 302 Certificate of principal financial and accounting officer **
32.1	Section 906 Certificate of Chief Executive Officer and principal financial and accounting officer **

———————

*

previously filed

**

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

Date: May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ V. Jeffrey Harrell	Chief Executive Officer, President, Secretary,	May 19, 2008
V. Jeffrey Harrell	Treasurer and sole director

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficiency, a stockholders’ deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 31, 2008, except for Note 3, as to which the date is May 14, 2008.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS	Restated
Current assets:
Cash	$1,121,605	$1,426
Accounts receivable, net of allowance for doubtful accounts of $1,319,969 and $64,152 at December 31, 2007 and 2006, respectively	3,131,831	22,199
Accounts receivable - related party	160,350	760,350
Deferred expenses	5,450	—
Due from related parties	511,435	—
Prepayments and other current assets	338,895	39,359
Total current assets	5,269,566	823,334
Property and equipment, net	46,622	12,314
Other assets:
Intangible assets	3,912,301	—
Deposits	12,000	12,000
Total other assets	3,924,301	12,000
Total assets	$9,240,489	$847,648
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$12,633	$56,426
Accounts payable – trade	4,444,825	1,014,949
Accrued consulting fees	3,780,000	—
Accrued compensation – related party	446,985	622,998
Other accruals and other current liabilities	343,301	51,821
Convertible note payable/related party	2,373,179	3,098,959
Derivative liability	3,856,416	4,519,315
Advances from customers	683,436	—
Due to related parties	229,252	—
Foreign tax payable	36,116	—
Loans payable – shareholder	—	1,330
Total current liabilities	16,206,143	9,365,798
Minority interest	781,441	—
Stockholders' deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized.
1,000,000 and -0- shares Preferred A issued and outstanding at December 31, 2007 and 2006, respectively	1,000	—
845,000 and -0- shares Preferred B issued and outstanding at December 31, 2007 and 2006,respectively	845	—
Common stock - $.001 par value, 200,000,000 shares authorized, 199,961,626 and 110,011,626 shares issued and outstanding at December 31, 2007 and 2006, respectively	199,962	110,012
Additional paid-in capital	20,813,099	8,796,024
Accumulated deficit	(28,535,611)	(17,236,686)
Other comprehensive income	(226,390)	—
	(7,747,095)	(8,330,650)
Treasury stock – 500,000 shares at cost	—	(187,500)
Total stockholders' deficit	(7,747,095)	(8,518,150)
Total liabilities and stockholders' deficit	$9,240,489	$847,648

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Restated

Revenues (including related party sales totaling $1,061,350 in 2006)	$—	$1,211,506

Cost of sales	—	1,124,955

Gross profit	—	86,551

Operating expenses:
Selling, general and administrative	1,317,258	2,014,720
Provision for obsolete inventory	4,138	185,163
Depreciation	8,028	25,953
Fair value of convertible securities	—	406,000
Fair value of equity instruments	10,424,900	63,400
Bad debt expense	5,917	58,152

Total operating expenses	11,760,241	2,753,388

Operating loss	(11,760,241)	(2,666,837)

Other income (expense):
Change in fair value of derivative liability	662,899	(492,100)
Interest expense - related party	(201,583)	(246,367)

Total other income (expense)	461,316	(738,467)

Net loss	$(11,298,925)	$(3,405,304)

Basic & diluted loss per share	$(0.08)	$(0.04)

Weighted-average number of shares outstanding – basic & diluted	137,686,070	93,172,293

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Other Compre- hensive Income	Total

	Preferred A Stock		Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
								Restated
Balance, December 31, 2005	—	$—	—	$—	86,166,626	$86,167	$6,905,469	$(13,831,382)	$(187,500)	$—	$(7,027,246)
Convertible note payable to related party converted to capital	—	—	—	—	23,700,000	23,700	1,421,300	—	—	—	1,445,000
Stock issued for services	—	—	—	—	145,000	145	19,755	—	—	—	19,900
Stock to be issued under employment agreement	—	—	—	—	—	—	43,500	—	—	—	43,500
Fair value of stock warrants	—	—	—	—	—	—	406,000	—	—	—	406,000
Net loss for the year	—	—	—	—	—	—	—	(3,405,304)	—	—	(3,405,304)
Balance, December 31, 2006	—	—	—	—	110,011,626	110,012	8,796,024	(17,236,686)	(187,500)	—	(8,518,150)
Convertible note payable to related party converted to capital	—	—	—	—	71,800,000	71,800	1,696,720	—	—	—	1,768,520
Stock issued for services	—	—	725,000	725	13,250,000	13,250	6,689,475	—	—	—	6,703,450
Cancellation of stock issued under employment agreement	—	—	—	—	—	—	(221,100)	—	—	—	(221,100)
Accrued salary for president converted to stock	—	—	—	—	5,400,000	5,400	188,100	—	—	—	193,500
Cancellation of treasury stock	—	—	—	—	(500,000)	(500)	(187,000)	—	187,500	—	—
Stock to be issued for services	—	—	—	—	—	—	168,000	—	—	—	168,000
Fair value of stock options issued to acquire equity interest in subsidiary	—	—	—	—	—	—	480,000	—	—	—	480,000
Fair value of stock issued to acquire equity interest in subsidiary	1,000,000	1,000	120,000	120	—	—	3,202,880	—	—	—	3,204,000
Other comprehensive income										(226,390)	(226,390)
Net loss for the year	—	—	—	—	—	—	—	(11,298,925)	—	—	(11,298,925)
Balance, December 31, 2007	1,000,000	$1,000	845,000	$845	199,961,626	$199,962	$20,813,099	$(28,535,611)	$—	$(226,390)	$(7,747,095)

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Restated
Cash flows from operating activities:
Net loss	$(11,298,925)	$(3,405,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,028	25,953
Allowance for doubtful accounts	5,917	58,152
Provision for obsolete inventory	4,138	185,163
Stock issued for services and compensation	10,633,000	19,900
Stock warrants issued under employment agreement	—	10,000
Stock issued under employment agreement	13,000	43,500
Stock issued under employment agreement – cancelled	(221,100)	—
Change in fair value of derivative liability	(662,899)	492,100
Stock warrants issued for services	—	396,000
Interest on convertible note payable - related party	201,583	246,367
Change in assets and liabilities net of effects from purchase of subsidiary
Decrease (increase) in accounts receivable	16,282	(65,687)
Decrease (increase) in accounts receivable - related party	600,000	(760,350)
Decrease in prepayments and other current assets	18,569	132,120
(Decrease) increase in accounts payable	(200,434)	936,754
Increase (decrease) in other accruals	18,622	(8,439)
Increase in accrued compensation	17,487	94,034
Net cash used in operating activities	(846,732)	(1,599,737)
Cash flows from investing activities:
Cash acquired on purchase of subsidiary	1,121,390	—
Purchases of property and equipment	—	(17,197)
Net cash provided by (used in) investing activities	1,121,390	(17,197)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	841,157	1,627,234
Proceeds from short term debt	—	6,929
Repayment of short term debt	(43,793)	—
Proceeds from shareholder loans	52,157	—
Repayment of shareholder loans	(4,000)	(16,900)
Net cash provided by financing activities	845,521	1,617,263
Net increase in cash	1,120,179	329
Cash at beginning of year	1,426	1,097
Cash at end of year	$1,121,605	$1,426
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$—	$—
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to capital - related party	$1,768,520	$1,445,000
Accrued compensation converted to capital - related party	$193,500	$—
Fair value of stock issued for services and compensation	$10,633,000	$19,900
Fair value of stock warrants issued under employment agreement	$—	$10,000
Fair value of stock issued under employment agreement	$13,000	$43,500
Fair value of stock issued under employment agreement – cancelled	$(221,100)	$—
Fair value of stock warrants issued for services	$—	$396,000

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

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

The restatement was undertaken to record the fair value of securities to be issued for consulting services.

As a consequence of changes made in the statements of income, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As Filed	Adjustment to Restate	Restated
Balance sheet data as at December 31, 2007
Accrued consulting fees (a)	$—	$3,780,000	$3,780,000
Accumulated deficit	$(24,755,611)	$(3,780,000)	$(28,535,611)

———————

(a)

The Company recognized the fair market value of 450,000 shares of Series B Convertible Preferred Stock to be issued for consulting services rendered during the year ended December 31, 2007.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. Our U.S. operations have generated minimal revenue since inception and incurred net losses of approximately $28.5 million. Additionally, the Company has negative working capital totaling $10,936,577 at December 31, 2007, and cash used in operations totaling $846,732 during the year ended December 31, 2007. The Company’s ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party shareholder has been funding the Company’s operational needs. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. From January 1, 2008 through March 31, 2008 the Company has received approximately $138,000 as advances from the related party shareholder. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results. Furthermore, pursuant to our agreement to acquire a 51% interest in Shandong Jiajia, we are committed to provide $1,040,816 on or before April 30, 2008.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Trade receivables	$4,451,800	$86,351
Less: allowance for doubtful accounts	(1,319,969)	(64,152)
	$3,131,831	$22,199

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – PROPERTY AND EQUIPMENT

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

NOTE 7 – INVENTORY

During the year ended December 31, 2007 the allowance for slow moving inventory totaling $281,460 at December 31, 2006 has been utilized to write down the cost of inventory to its estimated net realizable value, which totals $10,956 at December 31, 2007 and is shown under prepayments and other current assets in the balance sheet.

NOTE 8 – INTANGIBLE ASSETS

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

NOTE 10 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

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

NOTE 11 – STOCK OPTIONS

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

NOTE 12 – CONCENTRATION OF CREDIT RISK

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

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 14 – BUSINESS COMBINATIONS

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

NOTE 14 – BUSINESS COMBINATIONS (CONTINUED)

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

The unaudited condensed results of operations for the current and prior year assuming that the entities had been combined for those periods is as follows:

	2007	2006
Revenues	$35,298,453	$31,523,430
Cost of revenues	34,036,196	32,009,726
Gross profit (loss)	1,262,257	(486,296)
Operating expenses:
Selling, general and administrative	1,853,635	2,926,996
Provision for obsolete inventory	4,138	185,163
Fair value of convertible securities	—	406,000
Fair value of equity instruments	10,424,900	63,400
Other	370	65,517
Total operating expenses	12,283,043	3,647,076
Other income (expense):
Change in fair value of derivative liability	662,899	(492,100)
Interest expense	(201,583)	(246,143)
Total other income (expenses)	461,316	(738,243)
Income Tax	57,205	10,389
Net loss	$(10,616,675)	$(4,882,004)
Basic & diluted loss per share	$(0.08)	$(0.05)

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – STOCKHOLDERS’ EQUITY

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

NOTE 15 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The number of shares of Series B Preferred Stock shall be limited to 1,295,000, with a par value of $.001 per share. In the event of any liquidation, dissolution or winding up of the Company the holders are entitled to receive, out of legally available assets, a liquidation preference other than to the Series A Preferred holders of $.001 per share, and no more, before any payment or distribution is made to the holders of the Company’s common stock. Holders shall have no votes per share except as otherwise provided by law. Each share is convertible into 400 shares of common stock.

On March 28, 2008 all outstanding Series A Preferred Stock and Series B Preferred Stock were converted into common stock, no Series A Preferred Stock or Series B Preferred Stock remain outstanding.

NOTE 16 – RELATED PARTIES

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

On December 31, 2007, the Company was due $511,435 from Shandong Huibo Import & Export, Ltd., a 24.3% shareholder in Shandong Jiajia.   The loans were unsecured, non-interest bearing and repayable on demand.

On December 31, 2007, the Company had an amount of $229,252 due to Xiangfen Chen who is the general manager of Shandong Jiajia Xiamen branch. The loans were unsecured, non-interest bearing and repayable on demand.

On December 31, 2007, the Company had commitments to a related party for the lease of property in the Peoples Republic of China, totaling $34,523, (see Note 19).

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 – INCOME TAXES

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

NOTE 17 – INCOME TAXES (CONTINUED)

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

NOTE 18 – COMMON STOCK WARRANTS

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

NOTE 19 – COMMITMENTS

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

NOTE 19 – COMMITMENTS (CONTINUED)

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

In December 2007 we entered into a consulting agreement with China Direct Investments, Inc., a subsidiary of China Direct, Inc., under which we are obligated to issue 450,000 shares of our Series B Preferred Stock, valued at $3,780,000, as compensation for its services to us in conjunction with the transaction pursuant to the terms of a consulting agreement entered into in December 2007.  Upon issuance, these shares of Series B Preferred Stock will be immediately convertible into 4,500,000 shares of our common stock.

NOTE 20 – ADVERTISING

The Company expenses advertising costs as incurred. During the years ended December 31, 2007 and 2006, a total of $20,326 and $80,165 were expensed, respectively.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2007.

	Revenues	Net Assets
United States	$—	$(8,334,042)
Peoples Republic of China	—	1,368,388
	$—	$(6,965,654)

For the year ended December 31, 2006 all operations were within the United States.

NOTE 22 – CONTINGENCIES

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

	For the Year Ended December 31, 2007
2007 (Unaudited)	China Logistics Group, Inc.	Shandong Jiajia	Proforma Adjustments	Total

Sales	$—	$35,298,453	$—	$35,298,453
Cost of Goods	—	34,036,196	—	34,036,196
Gross Profit	—	1,262,257	—	1,262,257
Operating Expenses	11,760,241	522,802	—	12,283,043
Operating Income (Loss)	(11,760,241)	739,455	—	(11,020,786)
Other Income (expenses)	461,316	—	—	461,316
Income tax refund (expenses)	—	(57,205)	—	(57,205)
Net Income (Loss)	$(11,298,925)	$682,250	$(334,303)	$(10,950,978)
Basic & diluted loss per share	$(0.08)			$(0.08)
Basic & diluted weighted average Common shares	137,686,070			141,386,070

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 – SUBSEQUENT EVENTS

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