Form 10-Q
period 2008-03-31
China Logistics Group Inc
filed 2008-05-20
CIK 1123493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM: _____________ TO _____________
COMMISSION FILE NUMBER: 001-33694

———————

CHINA LOGISTICS GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 East Las Olas Boulevard, Suite 710, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(954) 527-7780

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

———————

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
35,008,203 shares of common stock are issued and outstanding as of May 20, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

20

Item 4T.   Controls and Procedures.

20

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

22

Item 1A.   Risk Factors.

22

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.      Defaults Upon Senior Securities.

22

Item 4.      Submission of Matters to a Vote of Security Holders.

22

Item 5.      Other Information.

22

Item 6.      Exhibits.

22

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China (the "PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into our U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain web sites at www.mediareadyinc.com and www.shandongjiajia.com.cn. Information which appears on these web sites is not a part of this report.

All share and per share information contained in this report gives proforma effect to the 40 for 1 reverse stock split of our outstanding common stock effective at close of business on March 11, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•

"China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiary,

•

"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its wholly owned subsidiaries Shandong Jiajia International Freight & Forwarding Co., Ltd. (Shanghai Branch) and Shandong Jiajia International Freight & Forwarding Co., Ltd. (Xiamen Brunch),

•

"China" or the "PRC" refers to the People's Republic of China, and

•

"RMB" refers to the Renminbi, which is the currency of mainland PRC of which the Yuan is the principal currency.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31 2008	December 31 2007
	Unaudited	Restated
ASSETS
Current assets:
Cash	$1,276,113	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $980,228 and $1,319,969 at March 31,2008 and December 31, 2007, respectively	2,569,899	3,131,831
Accounts receivable - related party	154,049	160,350
Deferred costs	—	5,450
Due from related parties	576,380	511,435
Prepayments and other current assets	906,248	338,895
Total current assets	5,482,689	5,269,566
Property and equipment, net	44,888	46,622
Other assets:
Intangible assets	3,716,689	3,912,301
Deposits	12,000	12,000
Total other assets	3,728,689	3,924,301
Total assets	$9,256,266	$9,240,489
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$1,361	$12,633
Accounts payable - trade	3,592,921	4,444,825
Accrued consulting fees	3,780,000	3,780,000
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	103,113	343,301
Convertible note payable - related party	—	2,373,179
Derivative liability	—	3,856,416
Advances from customers	1,651,438	683,436
Due to related parties	219,959	229,252
Foreign tax payable	10,718	36,116
Total current liabilities	9,359,510	16,206,143
Minority interest	1,008,853	781,441
Stockholders' deficit:
Preferred stock - $.001 par value, 10,000,000 shares authorized -0- and 1,000,000 shares Preferred A issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	1,000
-0- and 845,000 shares Preferred B issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	845
Common stock - $.001 par value, 500,000,000 shares authorized, 19,395,199 and 4,999,041 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,395	199,962
Additional paid-in capital	27,747,944	20,813,099
Accumulated deficit	(28,676,367)	(28,535,611)
Other comprehensive income	(203,069)	(226,390)
Total stockholders' deficit	(1,112,097)	(7,747,095)
Total liabilities and stockholders' deficit	$9,256,266	$9,240,489

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Sales	$6,773,213	$—

Cost of sales	6,515,730	—

Gross profit	257,483	—

Operating expenses:
Selling, general and administrative	395,596	594,204
Provision for obsolete inventory	—	1,318
Depreciation and amortization	201,613	1,529
Bad debt expense	—	6,616
Fair value of equity instruments	5,450	8,225

Total operating expenses	602,659	611,892

Operating loss	(345,176)	(611,892)

Other income (expense)
Change in fair value of derivative liability	74,347	59,266
Realized exchange loss	(16,542)	—
Interest income	837	—
Bad debt recovery	380,978	—
Interest expense - related party	—	(56,689)

Total other income (expense)	439,620	2,577

Income (loss) before income taxes and minority interests	94,444	(609,315)

Foreign tax	7,788	—

Income (loss) before minority interests	86,656	(609,315)

Minority interest in income of consolidated subsidiary	227,412	—

Net loss	$(140,756)	$(609,315)

Other comprehensive income:
Foreign currency translation adjustment	23,321	—

Comprehensive loss	$(117,435)	$(609,315)

Basic and diluted loss per share	$(0.02)	$(0.21)

Weighted-average number of shares outstanding - basic and diluted	6,598,579	2,913,624

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(140,756)	$(609,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,613	1,529
Minority interest in income of consolidated subsidiary	227,412	—
Bad debt expense	—	6,616
Bad debt recovery	(380,978)	—
Provision for inventory write-offs	—	1,318
Change in fair value of derivative liability	(74,347)	(59,266)
Securities issued for services	5,450	8,225
Change in assets and liabilities
Decrease in accounts receivable	942,910	15,582
Decrease in accounts receivable - related party	6,301	230,000
Decrease in inventories	—	2,757
(Increase) in due from related parties	(64,945)	—
(Increase) decrease in prepayments and other assets	(567,353)	13,912
Decrease in accounts payable	(849,904)	(9,994)
Increase in accrued compensation - related party	—	11,000
Decrease in due to related parties	(9,293)	—
Increase in accrued advances from customers	968,002	—
Decrease in foreign tax payable	(25,398)	—
(Decrease) increase in other accruals	(240,188)	31,189
Net cash used in operating activities	(1,474)	(356,447)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,267)	—
Net cash used in investing activities	(4,267)	—
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	358,346
Proceeds from loans payable - shareholder	—	12,800
Repayment of short-term debt	(11,272)	(15,986)
Net cash provided by financing activities	136,928	355,160
Net increase (decrease) in cash	131,187	(1,287)
Foreign currency translation adjustment	23,321	—
Cash at beginning of year	1,121,605	1,426
Cash at end of period	$1,276,113	$139
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for foreign taxes	$33,186	$—
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,379	$538,000
Accrued compensation converted to common stock - related party	$448,985	$—

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd (“Shandong Jiajia”), a Chinese limited liability company.

Shandong Jiajia formed in 1999, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import and export merchandise from or into China. Shandong Jiajia obtained the approval for registration from China Ministry of Commerce (formerly known as “Ministry of Foreign Trade and Economic Cooperation”) in November 1999. On June 2, 2000 Shandong Jiajia received approval for customs clearance service from Customs General Administration of China.

Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai and Xiamen with two additional offices in Lianyungang and Rizhao. Shandong Jiajia has 87 employees in total and partners with agents in North America, Europe, Australia, Asia, and Africa. Branches and offices are registered with the government; however branches are entitled to transact business, while offices cannot.

Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines (RCL). Shandong Jiajia was recognized by the China International Freight Forwarders Association as one of the top 100 Chinese international freight forwarders on June 23, 2004.

The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three-month periods ended March 31, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the registrant’s Form 10-K/A, as amended, for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2007, included in the registrant’s Form 10-K/A, as amended, for the year then ended.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation (Continued)

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and stock based compensation that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions in the United States and China. As of March 31, 2008, bank deposits in the United States did not exceed federally insured limits. At March 31, 2008, the Company had deposits of $1,263,190 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2008.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. As of March 31, 2008, management estimated 100% allowance for all accounts receivable over one year.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants, stock options, derivative liability and notes convertible to common stock were not included in computing diluted earnings per share because their effects were antidilutive. At March 31, 2008 the Company had stock options and common stock warrants outstanding to purchase 2,000,000 and 4,700,000 shares of common stock, respectively.

Intangible Assets

Intangible assets represent the excess of cost over the fair value of the net assets of the Company acquired at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets are amortized over their useful lives.

Stock Based Compensation

The Company authorized the issuance of common stock and common stock purchase warrants to employees, shareholders and third parties. The expense for these equity-based incentives is based on their fair value at date of grant in accordance with SFAS No. 123 (R) “Share Based Payments”. The fair value of each stock warrant granted is estimated on the date of grant using the “Black Scholes” pricing model. The pricing model requires assumptions such as the expected life of the stock warrant and the expected volatility of the Company’s stock over the expected life, which significantly impacts the assumed value. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

Advances from Customers

Advances from customers consist of prepayments to Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as customers take delivery of goods, in compliance with its revenue recognition policy. Advances from customers were $1,651,438 and $683,436, at March 31, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment incurred for the quarter ended March 31, 2008 and 2007.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	March 31,
	2008	2007
Quarter end RMB : U.S. Dollar exchange rate	7.0222	7.7409
Average quarterly RMB : U.S. Dollar exchange rate	7.1757	7.7714

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, the Company shall be credited to the extent of such losses previously absorbed.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 14, 2008, we concluded that the consolidated financial statements for the year ended December 31, 2007 appearing in our Annual Report on Form 10-K for year then ended as filed on April 15, 2008 could no longer be relied upon because of an error in the financial statements. Our management determined it was necessary to restate our financial statements to properly recognize the fair value of 450,000 shares of our Series B Preferred Stock totaling $3,780,000 which we are obligated to issue as partial compensation for consulting services rendered to us in connection with our acquisition of a majority interest in Shandong Jiajia in December 2007. We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statement of stockholders' deficit and consolidated statement of cash flows for the year ended December 31, 2007. The restatement was undertaken to record the fair value of securities to be issued for consulting services.

As a consequence of changes made in the statements of income, the statements of cash flows have been restated accordingly.

The components of the restatement are explained in the notes below each table.

	As Filed	Adjustment to Restate	Restated
Balance sheet data as at December 31, 2007
Accrued consulting fees (a)	$—	$3,780,000	$3,780,000
Accumulated deficit	$(24,755,611)	(3,780,000)	$(28,535,611)

———————

(a)

The Company recognized the fair value of 450,000 shares of Series B Preferred Stock to be issued for consulting services rendered during the year ended December 31, 2007.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception until its acquisition of a majority interest in Shandong Jiajia in December 2007 and has an accumulated deficit of approximately $28.7 million. Additionally, the Company has negative working capital totaling $3,876,821 at March 31, 2008, and cash used in operations totaling $1,474 during the three months ended March 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses a related party/shareholder of the Company has been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

During April 2008 the Company received gross proceeds of $3,778,250 from an initial private placement of 15.113 units of its securities.

NOTE 5 –CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On March 20, 2008 the related party shareholder converted the full amount of his note payable into 2,864,606 shares of common stock at $0.88 per share, for a total of $2,521,379. The fair market value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

NOTE 6 –ACCRUED COMPENSATION – RELATED PARTY

On March 20, 2008 the related party/president converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985. The fair market value of the conversion totaled $377,811 or $0.65 per share and the excess was treated as a capital contribution totaling $71,174.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

China Logistics has 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A Convertible Preferred Stock in December 2007. In March 2008 all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock. In March 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock. At March 31, 2008 we have an obligation to issue 450,000 shares of our Series B Convertible Preferred Stock.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

During the three months ended March 31, 2008 a related party shareholder converted the full amount of his convertible note payable into 2,864,606 shares of common stock at $0.88 per share, for a total of $2,521,379. The fair value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

During the three months ended March 31, 2008 a derivative liability totaling $3,782,069 was reversed after conversion of the related party shareholder note payable.

During the three months ended March 31, 2008 a related party/president converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985. The fair value of the conversion totaled $377,811 or $0.65 per share and the excess value was treated as a capital contribution totaling $71,174.

Stock Options

A summary of the status of the stock options granted by the Company during the three months ended March 31, 2008 is as follows:

Shares
Outstanding at December 31, 2007	2,000,000
Granted	—
Exercised	—
Outstanding at March 31, 2008	2,000,000

Common Stock Purchase Warrants

A summary of the status of the common stock warrants granted by the Company during the three months ended March 31, 2008 is as follows:

Shares
Outstanding at December 31, 2007	4,700,000
Granted	—
Exercised	—
Outstanding at March 31, 2008	4,700,000

NOTE 8 – RELATED PARTIES

At March 31, 2008, accounts receivable related party totaled $154,049 or approximately 4.4% of gross receivables.

On March 20, 2008 we converted the full amount of accrued compensation due to our president into 581,247 shares of common stock. As well as on March 20, 2008 we converted the full amount of a convertible note - related party into 2,864,606 shares of common stock.

At March 31, 2008, the Company was due $576,380 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand. At March 31, 2008, our consolidated balance sheet reflects $219,959 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan is unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31, 2008.

	Revenues	Net Assets
United States	$—	$(1,959,059)
Peoples Republic of China	6,773,213	1,855,815
	$6,773,213	$(103,244)

NOTE 10 - CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has agreed to forbear from any action at this time. Management anticipates, but cannot assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit. On December 31, 2007 a related party personally guaranteed any and all liabilities resulting from the stock purchase agreement.

NOTE 11 – SUBSEQUENT EVENT

Between April 18, 2008 and April 24, 2008, the Company completed the initial private placement of 15.113 units of its securities at an offering price of $0.25 per unit to approximately 32 investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4 (2) of that act. Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. The purchasers of the units are certain accredited institutional and individual investors. We received gross proceeds of $3,778,250 in this offering. We paid fees relating to the offering totaling approximately $558,000 and received net proceeds of approximately $3,220,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K/A, as amended, for the year ended December 31, 2007 filed on April 15, 2008.

China Logistics is on a calendar year; as such the three months period ending March 31, is our first quarter.

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

In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value. On December 31, 2007 we acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd. During the three month period ended June 30, 2008 we will discontinue the historical operations of MediaREADY. Our business is now the business and operations of Shandong Jiajia.

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

During the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, we experienced dramatic growth in revenues and the size of our balance sheet. This growth is attributable to the business combination of Shandong Jiajia. The percentage growth rate during the three months ended March 31, 2008 represents the results of the acquisition. Accordingly, inter-period comparisons between 2008 and 2007 are of limited value and should not be viewed as an indication of our year-over-year sustainable growth rate potential.

Even though we are a U.S. company, our primary subsidiary, Shandong Jiajia is located in the PRC. As a result, we face certain risks associated with doing business in that country. These risks include risks associated with the ongoing transition from PRC government business ownership to privatization, operating in a cash based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in significant declines in our revenues and adversely affect our operations.

Impact of the 2008 Beijing Olympics

Even though we are a U.S. company, the operations of our subsidiary which represents substantially all of our business and operations is located in the PRC. We could be adversely impacted by various policies recently adopted by the PRC which seek to minimize pollution by limiting the operation of polluting agents in advance of the Beijing Olympics to be held during August 2008. While it is not clear how the recently adopted anti-pollution policies some of which go into effect commencing on June 1, 2008 apply to all industries, the policies could cause an interruption in the operations of our clients. Presently we have not been notified of any potential interruption of our operations as a result of these policies.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Sales

Sales for the three months ended March 31, 2008 were $6,773,213 as compared to $0 for the three months ended March 31, 2007. This dramatic increase of approximately $6.8 million was attributable to the acquisition of a majority interest in Shandong Jiajia in December 2007. During the three months ended March 31, 2008 we did not generate revenues from our U.S. operations. This growth is not sustainable, but rather reflects the acquisitions of Shandong Jiajia. Accordingly, we believe inter-period comparisons between 2008 and 2007 are of limited value and should not be viewed as an indication of our period-over-period sustainable growth rate potential.

Cost of sales and gross profit

Cost of sales for the three months ended March 31, 2008 is related to Shandong Jiajia's operations and represents the cost of cargo space obtained by Shandong Jiajia on behalf of its customers. We did not have any comparable expenses in the 2007 period. Gross profit for the three months ended March 31, 2008 was $257,483, or approximately 3.8% of sales, as compared to a loss of $0 for the three months ended March 31, 2007. As mentioned, the dramatic increase was attributable to the acquisition of a majority interest in Shandong Jiajia in December 2007 and this growth rate is not sustainable.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees. These expenses for the three months ended March 31, 2008 were $395,596 compared to $594,204 for the three months ended March 31, 2007. Selling, general and administrative expenses decreased $198,608 representing a 33.4% decrease. This decrease was due to reduced overhead expenses from our historical operations.

Other Income

Other income was $380,978 for the three months ended March 31, 2008 as compared to $0 for the three months ended March 31, 2007. This increase is related to the one time recovery of bad debt related to Shandong Jiajia.

Minority Interest

At March 31, 2008, our consolidated balance sheets reflect a total minority interest of $1,008,853, which represents the equity portion of Shandong Jiajia held by minority shareholders. We acquired a 51% interest in Shandong Jiajia in December 2007 and as such we reflect no minority interest at March 31, 2007.

Net Loss

During the three months ended March 31, 2008 the Company incurred a net loss of $140,756, mainly due to expenses related to our U.S. operations. During the three months ended March 31, 2008 our U.S. operations accounted for expenses of $248,960.

We reflect a comprehensive loss of $117,435 and $609,315, for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2008, the Company had cash of $1,276,113 and negative working capital of $3,876,821 due to accounts payable totaling $3,592,921, accruals for consulting fees totaling $3,780,000, and advances from customers totaling $1,651,438; offset by cash of $1,276,113, accounts receivable of $2,569,899, amounts due from related parties of $576,380 and prepayments and other current assets of $906,248. While subsequent to March 31, 2008, we raised approximately $3,778,250 from the proceeds of a private offering of our securities, we used

$2,000,000 of those proceeds to satisfy our commitments to Shandong Jiajia. The Company believes, however, that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the current year without the ability to attain profitable operations and/or obtain additional financing. The terms of the financing we entered into in April 2008 contain certain restrictive covenants which will hamper our ability to raise additional capital. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included as a footnote in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

The following table provides certain selected balance sheet comparisons between March 31, 2008 and December 31, 2007. This table is particularly reflective of the change in our Company following acquisitions made during 2008.

	March 31 2008 Unaudited	December 31 2007 Restated	Increase/ Decrease	%

Cash	$1,276,113	$1,121,605	$154,508	13.8%
Accounts receivable, net	2,569,899	3,131,831	(561,932)	-17.9%
Accounts receivable - related party	154,049	160,350	(6,301)	-3.9%
Due from related parties	576,380	511,435	64,945	12.7%
Prepayments and other current assets	906,248	338,895	567,353	167.4%
Total current assets	5,482,689	5,269,566	213,123	4.1%

Property and equipment, net	44,888	46,622	(1,734)	-3.7%

Total other assets	3,728,689	3,924,301	(195,612)	-5.0%

Total assets	$9,256,266	$9,240,039	$15,777	0.2%

Accounts payable - trade	3,592,921	4,444,825	(851,904)	-19.2%
Accrued consulting fees	3,780,000	3,780,000	—	0.0%
Accrued compensation - related party	—	446,985	(446,985)	-100.0%
Other accruals and other current liabilities	103,113	343,301	(240,188)	-70.0%
Convertible note payable - related party	—	2,373,179	(2,373,179)	-100.0%
Derivative liability	—	3,856,416	(3,856,416)	-100.0%
Advances from customers	1,651,438	683,436	968,002	141.6%
Due to related parties	219,959	229,252	(9,293)	-4.1%
Foreign tax payable	10,718	36,116	(25,398)	-70.3%

Total current liabilities	9,359,510	16,206,143	(6,846,633)	-42.2%

We maintain cash balances in the United States and China. At March 31, 2008 and December 31, 2007, our cash by geographic area was as follows:

	March 31, 2008		December 31, 2007

United States	$359	0.03%	$215	0.02%
China	1,275,754	99.97%	1,121,390	99.98%
	$1,276,113	100%	$1,121,605	100%

In future periods we anticipate a substantial portion of our cash balances will be held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at March 31, 2008 increased $213,123, or approximately 4.1%, from December 31, 2007 and reflects increases in prepayments and other current assets totaling $567,353 offset by a decrease in accounts receivable of $561,932. Our current liabilities decreased by $6,846,633, or approximately 42.2%, at March 31, 2008 from December 31, 2007; this reflects a decrease in accounts payable of $851,904, the conversion of $446,985 in accrued compensation – related party into common stock, the conversion of $2,373,179 in a convertible note payable – related party into common stock and the reversal of a derivative liability totaling $3,856,416 following the conversion of the convertible note payable – related party, offset by an increase in advances from customers totaling $968,002.

As with our discussion addressing our results of operations, due to our dramatic growth between periods resulting from the acquisition of Shandong Jiajia, inter-period comparisons between 2008 and 2007 are limited in value.

The reasons for significant changes in the value of assets and liabilities between March 31, 2008 and December 31, 2007 are as follows:

•

At March 31, 2008 we had accounts receivable of $2,569,899 compared to $3,131,831 at December 31, 2007. The decrease of $561,932 includes decrease in accounts receivable $942,910 and bad debt recovery of $380,978. This reflects an emphasis on cash collections within our subsidiary Shandong Jiajia, which resulted in an overall reduction in the carrying amounts of accounts receivable.

•

At March 31, 2008 we had prepayments and other assets of $906,248 compared to $338,895 at December 31, 2007. Prepayments consist of shipping charges to secure cargo space with various shipping companies related to Shandong Jiajia. The $567,353 increase reflects prepayments by Shandong Jiajia to obtain cargo space.

•

At March 31, 2008 we had accounts payable of $3,592,921 compared to $4,444,825 at December 31, 2007. The $851,904 decrease was related to payables satisfied by Shandong Jiajia.

•

At March 31, 2008 accrued compensation – related party was $0 compared to $446,985 at December 31, 2007. As stipulated in our agreement with Shandong Jiajia, we converted the accrued compensation due our president into common stock on March 20, 2008.

•

At March 31, 2008 we had a convertible note payable to a related party of $0 compared to $2,373,179 at December 31, 2007. As stipulated by our agreement with Shandong Jiajia we converted the note into common stock on March 20, 2008.

•

At March 31, 2008 we had a derivative liability of $0 compared to $3,856,416 at December 31, 2007. Once the conversion of the convertible note payable to a related party occurred, the derivative liability was reversed into equity.

•

At March 31, 2008 we reflect advances from customers of $1,651,438 related to Shandong Jiajia as compared to $683,436 at December 31, 2007, an increase of $968,002. The advances relate to payments for contracted cargo that has not yet been shipped to the recipient. These amounts are recognized as revenue as customers take delivery of goods, in compliance with our revenue recognition policy.

Due to Related Party

At March 31, 2008, the Company was due $576,380 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand. At March 31, 2008, our consolidated balance sheet reflects $219,959 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand.

Consolidated Statement of Cash Flows

Cash flows from operating activities

Net cash used in operating activities as $1,474 for the three months ended March 31, 208 as compared to $356,447 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash to fund an increase of $567,353 in prepayments and other assets, decrease accounts payable by $849,904 in, decrease amounts due to related parties by $9,293, a decrease of $25,398 in foreign tax payable, a decrease of $240,188 in other accruals and a decrease of $64,945 in amounts due from related parties to finance our net loss of $140,756. This was offset by a decrease of $942,910 in accounts receivable, a decrease of $6,301 in accounts receivable from a related party, and an increase of $968,002 in cash advanced by customers. During the three months ended March 31, 2007 we realized $230,000 from accounts receivable-related party to partially offset our net loss of $609,315.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $136,928 compared to $355,160 for the three months ended March 31, 2007, a decrease of $218,232 representing a 61.4% decrease. The decrease is primarily due to the decrease in convertible note payable from a shareholder.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

CRITICAL ACCOUNTING POLICIES

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Property, Plant and Equipment

We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from four to five years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1. Description of Business--Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2007:

The loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries; our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company; our acquisition efforts in the future may result in significant dilution to existing holders of our securities; difficulties in raising capital in the future as a result of the terms of our January 2007 financing; our ability to effectively integrate our acquisitions and manage our growth; the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States; our dependence upon advisory services provided by a U.S. company due to our management’s location in the Peoples Republic of China (“PRC”); intense competition in the packaging products and paperboard industries; the impact of economic downturn in the PRC on our revenues from our operations in the PRC; our lack of significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities; the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi; the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China; the impact of changes to the tax structure in the PRC; our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our internal control over financial reporting was not effective, due to the failure to properly record equity transactions which has resulted in two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. Also, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of Preferred B stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007. The first material weakness was reported in our December 31, 2007 Form 10-K. The second material weakness was not discovered until May 14, 2008, subsequent to the filing of our December 31, 2007 Form 10-K. We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur that would not be prevented or detected.

We plan to implement changes in internal control over financial reporting to correct these material weaknesses by the end of the second quarter of 2008. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that noted in the preceding paragraphs.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008

CHINA LOGISTICS GROUP, INC.

By:	/s/ V. Jeffrey Harrell
V. Jeffrey Harrell
Chief Executive Officer