Form 10-Q
period 2008-06-30
China Logistics Group Inc
filed 2008-08-19
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

COMMISSION FILE NUMBER: 000-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 Alondra Boulevard, Suite 108 Paramount, California	90723
(Address of principal executive offices)	(Zip Code)

562-408-3888
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
34,508,203 shares of common stock are issued and outstanding as of August 12, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

OTHER PERTINENT INFORMATION

We maintain a web site at www.chinalogisticsinc.com. Information which appears on this web site is not a part of this report.

All share and per share information contained in this report gives proforma effect to the 40 for 1 reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	"China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiary,

•
"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese limited liability company and a majority owned subsidiary of China Logistics, and its wholly owned subsidiaries Shandong Jiajia International Freight & Forwarding Co., Ltd. (Shanghai Branch) and Shandong Jiajia International Freight & Forwarding Co., Ltd. (Xiamen Brunch),

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the Renminbi, which is the currency of mainland PRC of which the Yuan is the principal currency.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	Restated
ASSETS
Current assets:
Cash	$3,435,950	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $977,102 and $1,319,969 at June 30, 2008 and December 31, 2007, respectively	2,342,814	3,131,831
Accounts receivable - related party	__	160,350
Deferred costs	—	5,450
Due from related parties	453,636	511,435
Prepayments and other current assets	961,866	338,895
Total current assets	7,194,266	5,269,566
Property and equipment, net	40,000	46,622
Other assets:
Intangible assets	3,520,332	3,912,301
Deposits	—	12,000
Total other assets	3,520,332	3,924,301
Total assets	$10,754,598	$9,240,489

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$12,633
Accounts payable - trade	879,619	4,444,825
Accrued consulting fees	50,082	3,780,000
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	233,230	343,301
Convertible note payable - related party	—	2,373,179
Derivative liability	—	3,856,416
Advances from customers	1,610,211	683,436
Due to related parties	174,075	229,252
Foreign tax payable	79,247	36,116
Total current liabilities	3,026,464	16,206,143
Minority interest	1,140,663	781,441
Stockholders' equity (deficit):
Series A convertible Preferred stock - $.001 par value, 10,000,000 shares authorized; -0- shares and 1,000,000 shares issued and outstanding at June 30,2008 and December 31, 2007, respectively	—	1,000
Series B convertible Preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares and 845,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	450	845
Common stock - $.001 par value, 500,000,000 shares authorized, 34,508,203 and 4,999,041 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	34,508	4,999
Additional paid-in capital	34,729,768	21,008,062
Accumulated deficit	(28,019,562)	(28,535,611)
Accumulated other comprehensive loss	(157,693)	(226,390)
Total stockholders' equity (deficit)	6,587,471	(7,747,095)
Total liabilities and stockholders' equity (deficit)	$10,754,598	$9,240,489

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Sales	$8,018,987	$-	$14,792,200	$-
Cost of sales	7,562,001	-	14,077,731	-
Gross profit	456,986	-	714,469	-
Operating expenses:
Selling, general and administrative	184,135	290,623	579,731	884,827
Provision for obsolete inventory	-	2,820	-	4,138
Depreciation and amortization	201,981	2,485	403,594	4,014
Bad debt expense	-	-	-	5,917
Fair value of equity instruments	-	(28,675)	5,450	(20,450)
Total operating expenses	386,116	267,253	988,775	878,446
Operating Income (loss)	70,870	(267,253)	(274,306)	(878,446)
Other income (expense)
Change in fair value of derivative liability	-	498,091	74,347	557,357
Realized exchange gain (loss)	4,135	-	(12,407)	-
Forgiveness of debt	764,220	699	764,220
Recovery of bad debts	20,765	-	401,743	-
Interest expense - related party	(1,504)	(51,780)	(667)	(108,469)
Total other income	787,616	447,010	1,227,236	448,888

Income (loss) before income taxes and minority interests	858,486	179,757	952,930	(429,558)
Foreign tax	69,870	-	77,658	-

Income (loss) before minority interest	788,616	179,757	875,272	(429,558)
Minority interest in income of consolidated subsidiary	131,811	-	359,223	-
Net income (loss)	656,805	179,757	516,049	(429,558)
Other comprehensive income:
Foreign currency translation adjustment	45,376	-	68,697	-
Comprehensive income (loss)	$702,181	$179,757	$584,746	$(429,558)
Earnings (losses) per share:
Basic	$0.04	$0.05	$0.03	$(0.14)
Diluted	$0.02	$0.05	$0.02	$(0.14)
Basic weighted averge shares outstanding	17,898,577	3,326,263	18,968,085	3,051,170
Diluted weighted average shares oustanding	34,572,859	3,326,263	29,109,526	3,051,170

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$516,049	$(429,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	403,594	4,014
Minority interest in income of consolidated subsidiary	359,223	--
Bad debt expense	--	5,917
Bad debt recovery	(401,743)	--
Forgiveness of debt	(764,220)	--
Provision for obsolete inventory	--	4,138
Interest on convertible note payable - related party	--	108,469
Change in fair value of derivative liability	(74,347)	(557,357)
Amortization of deferred cost	5,450	(20,450)
Change in assets and liabilities
Decrease in accounts receivable	1,061,815	16,282
Decrease in accounts receivable - related party	160,350	248,000
Decrease in inventories	--	2,757
(Increase) decrease in prepayments and other current assets	(622,971)	15,153
Decrease in deposit	12,000	--
Increase (decrease) in accounts payable	(2,940,986)	42,198
Increase in accrued consulting fee	50,082	--
Increase in accrued compensation	2,000	19,000
Increase in accrued advances from customers	926,775	--
Increase in foreign tax payable	43,131	--
Decrease in other accruals	(110,071)	(3,265)
Net cash used in operating activities	(1,373,869)	(544,702)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,824)	--
Net cash used in investing activities	(5,824)	--
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	561,118
Proceeds from loans payable - shareholder	2,622	25,163
Repayment of loan payable-shareholder	--	(4,000)
Proceeds from 2008 unit offering private placement	3,778,250	--
2008 unit offering expenses	(420,863)	--
Repayment of short-term debt	(12,633)	(37,882)
Net cash provided by financing activities	3,495,576	544,399
Net increase (decrease) in cash	2,115,883	(303)
Foreign currency translation adjustment	198,462	--
Cash at beginning of year	1,121,605	1,426
Cash at end of period	$3,435,950	$1,123
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$34,524	$--
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,379	$1,168,520
Accrued compensation converted to common stock - related party	$448,985	$--

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED JUNE 30, 2008, DECEMBER 31, 2007 AND 2006
(UNAUDITED)

							Additional		Stock		Accumulated other Compre-hensive
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Subscription	Treasury	Income/Loss
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Stock	Income	Total

Balance December 31, 2005	-	$-	-	$-	110,011,626	$110,012	$8,796,024	$(17,236,686)	$-	$(187,500)		$(8,518,150)
Convertible note payable to related party converted to capital	-	-	-	-	71,800,000	71,800	1,696,720	-	-	-		1,768,520
Stock issued for services	-	-	725,000	725	13,250,000	13,250	6,689,475	-	-	-		6,703,450
Cancellation of stock issued under employment agreement	-	-	-	-	-	-	(221,100)	-	-	-		(221,100)
Accrued salary for president converted to stock	-	-	-	-	5,400,000	5,400	188,100	-	-	-		193,500
Cancellation of treasury stock	-	-	-	-	(500,000)	(500)	(187,000)	-	-	187,500		-
Stock to be issued for services	-	-	-	-	-	-	168,000	-	-	-		168,000
Fair value of stock options issued to acquire equity interest in subsidiary	-	-	-	-	-	-	480,000	-	-	-		480,000
Balance December 31, 2006	-	-	-	-	2,750,291	2,750	8,903,286	(17,236,686)	-	(187,500)		(8,518,150)
Convertible note payable to related party converted to capital	-	-	-	-	1,795,000	1,795	1,766,725	-	-	-		1,768,520
Stock issued for services	-	-	725,000	725	331,250	331	6,702,394	-	-	-		6,703,450
Cancellation of stock issued under employment agreement	-	-	-	-	-	-	(221,100)	-	-	-		(221,100)
Accrued salary for president converted to stock	-	-	-	-	135,000	135	193,365	-	-	-		193,500
Cancellation of treasury stock	-	-	-	-	(12,500)	(13)	(187,488)	-	-	187,500		-
Stock to be issued for services	-	-	-	-	-	-	168,000	-	-	-		168,000
Fair value of stock options issued to acquire equity interest in subsidiary	-	-	-	-	-	-	480,000	-	-	-		480,000
Fair vaue of stock issued to acquire equity interest in subsidiary	1,000,000	1,000	120,000	120	-	-	3,202,880	-	-	-		3,204,000
Other comprehensive income											(226,390)	(226,390)
Net loss for the year	-	-	-	-	-	-	-	(11,298,925)	-	-	-	(11,298,925)
Balance December 31, 2007	1,000,000	1,000	845,000	845	4,999,041	4,999	21,008,062	(28,535,611)	-	-	(226,390)	(7,747,095)
Conversion of preferred A to common	(1,000,000)	(1,000)			2,500,000	2,500	(1,500)					-
Conversion of preferred B to common			(845,000)	(845)	8,450,000	8,450	(7,605)					-
Conversion of president's accrued compensation to common stock					581,247	581	448,404					448,985
Reversal of derivative liability							3,782,069					3,782,069
Conversion of note payable to common stock					2,864,606	2,865	2,518,514					2,521,379
Private placement					15,113,000	15,113	3,202,274					3,217,387
Issuance of preferred B for consulting services			450,000	450			3,779,550					3,780,000
Other comprehensive income - Foreign currency translation											68,697	68,697
Net income for the period								516,049				516,049
Balance June 30, 2008	-	$-	450,000	$450	34,507,894	$34,508	$34,729,768	$(28,019,562)	$-	$-	$(157,693)	$6,587,471

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated in the State of Florida, on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 22, 2006 the Company changed its name from Video Without Boundaries, Inc. to MediaREADY, Inc.  On February 14, 2008 the Company changed its name from MediaREADY, Inc. to China Logistics Group, Inc.

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd (“Shandong Jiajia”), a Chinese limited liability company.

Shandong Jiajia formed in 1999, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia does not own any containers, trucks, aircraft or ships, but does sell cargo space and arranges land, maritime, and air international transportation for clients seeking to import and export merchandise from or into China. Shandong Jiajia obtained the approval for registration from China Ministry of Commerce (formerly known as “Ministry of Foreign Trade and Economic Cooperation”) in November 1999 and on June 2, 2000, received approval for customs clearance service from the Customs General Administration of China.

Headquartered in Shanghai, Shandong Jiajia has branches in Qingdao and Xiamen. Shandong Jiajia has 87 employees in total and partners with agents in North America, Europe, Australia, Asia, and Africa. Branches and offices are registered with the government; however branches are entitled to transact business, while individual offices cannot.

Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines (RCL).

The accompanying unaudited consolidated financial statements include the accounts of the Company and its 51% owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 – GOING CONCERN, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

Due to our recurring losses from operations, net working capital deficiency and accumulated deficit, the report of our independent registered public accounting firm on our December 31, 2007 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amount or the amount and classification of liability that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited financial statements for the three-month and six-month periods ended June 30, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the Company’s Form 10-K/A, as amended, for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

All share and per share information contained in this report gives proforma effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007, included in the Company’s Form 10-K/A, as amended, for the year then ended.

Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008. It should be noted, the three month period and six month periods ended June 30, 2008 include one-time items, specifically the forgiveness of debt and recovery of bad debts previously considered uncollectable, which materially improved the Company's earnings for the three months ended June 30, 2008 and eliminated its operating loss for the six months ended June 30, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its 51% owned subsidiary, Shandong Jiajia. Inter-company transactions and balances have been eliminated in consolidation.

Shandong Jiajia maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in China. Certain adjustments and reclassifications have been incorporated in the accompanying financial statements to conform to accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

o	When the merchandise departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or C&F (cost and freight) basis, or

o	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and assumptions associated with stock based compensation recognized that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions in the United States and China. As of June 30, 2008, bank deposits in the United States exceeded federally insured limits by $453,307. At June 30, 2008, the Company had deposits of $2,882,643 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2008.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables.

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard (“SFAS”) No. 128 “Earnings per share”.

Intangible Assets

Intangible assets represent the excess of cost over the fair value of the net assets of the Company acquired at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets are amortized over their useful lives. At December 31, 2007, we recorded $3,912,301 in intangible assets in connection with our acquisition of a 51% interest in Shandong Jiajia which is being amortized over a five year period. Amortization expense related to the intangible assets amounted to $391,969 for the six months ended June 30, 2008.

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

Advances from Customers

Advances from customers consist of prepayments to Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,610,211 and $683,436, at June 30, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three months or six months period ended June 30, 2007 or 2008.

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the unaudited consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

A summary of the exchange rates used for the periods presented is as follows:

	June 30,
	2008	2007
June 30, 2008 and 2007 RMB : U.S. Dollar exchange rate	6.8718	7.7409
Average RMB : U.S. Dollar exchange rate	7.0726	7.7714

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, would absorb all losses applicable to a minority interest where applicable. If future earnings were then to materialize, the Company would be credited to the extent of such losses previously absorbed.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03 -6-1 as well as the impact of the adoption on our consolidated financial statements.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 14, 2008, we concluded that the consolidated financial statements for the year ended December 31, 2007 appearing in our Annual Report on Form 10-K for the year then ended as filed on April 15, 2008 could no longer be relied upon because of an error in the financial statements. Our management determined it was necessary to restate our financial statements to properly recognize the fair value of 450,000 shares of our Series B Convertible Preferred Stock totaling $3,780,000 which we were obligated to issue as partial compensation for consulting services rendered to us in connection with our acquisition of a majority interest in Shandong Jiajia in December 2007. We amended our Annual Report on Form 10-K for the year ended December 31, 2007 to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statement of stockholders' deficit and consolidated statement of cash flows for the year ended December 31, 2007. The restatement was undertaken to record the fair value of securities to be issued for consulting services.

The components of the restatement were as follows:

	As Filed	Adjustment to Restate	Restated
Balance sheet data as at December 31, 2007:
Accrued consulting fees (*)	$—	$3,780,000	$3,780,000
Accumulated deficit	$(24,755,611)	$(3,780,000)	$(28,535,611)
Net loss per share:
Basic and diluted	$(0.05)	$(0.03)	$(0.08)
———————
(*)
The Company recognized the fair value of 450,000 shares of Series B Convertible Preferred Stock. The 450,000 shares of the series B Convertible Preferred stock are convertible into 4,500,000 shares of common stock (post 1:40 reverse stock split) with a fair value of $0.84 per share.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company had generated minimal revenue since its inception until its acquisition of a majority interest in Shandong Jiajia in December 2007 and has an accumulated deficit of approximately $28 million as of June 30, 2008. It should be noted that while our operations reflected profit for the three month and six month periods ended June 30, 2008 the entire amount of profit resulted from one-time transactions including $764,220 for the forgiveness of debt and $401,743 in recovery of bad debts previously recognized as uncollectable. Additionally, the Company has a minimal level of working capital totaling $4,167,802 at June 30, 2008, and cash used in operations totaling $1,156,185 during the six months ended June 30, 2008. Our  ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 5 – EARNINGS (LOSSES) PER SHARE

Under the provisions of SFAS 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net Income (loss) applicable to common stockholders (A)	$656,805	$179,757	$516,049	$(429,558)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	17,898,577	3,326,263	18,968,085	3,051,170
Denominator for diluted earnings per share
Treasury Stock Method
Options	1,979,330	-	1,979,330	-
Warrants	9,588,616	-	4,909,170	-
Series B Preferred - unconverted	1,399,545	-	1,399,545	-
Series A and B Preferred	3,706,791	-	1,853,396	-
	16,674,282	-	10,141,441	-
Denominator for diluted
earnings per share-
adjusted weighted average shares outstanding (C)	34,572,859	3,326,263	29,109,526	3,051,170
Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.04	$0.05	$0.03	$(0.14)
Earnings per share- diluted (A)/(C)	$0.02	$0.05	$0.02	$(0.14)

NOTE 6 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On March 20, 2008 a principal shareholder of our company, Mr. David Aubel converted a $2,521,379 note payable into 2,864,606 shares of common stock at $0.88 per share. The fair market value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

NOTE 7 – ACCRUED COMPENSATION – RELATED PARTY

On March 20, 2008 our then president and CEO, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985. The fair market value of the conversion totaled $377,811 or $0.65 per share and the excess was treated as a capital contribution totaling $71,174.

NOTE 8 – STOCKHOLDERS’ EQUITY

2008 Unit Offering

In April 2008, we completed an offering of 15.113 units of our securities at an offering price of $250,000 per unit to 32 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act. Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. We received gross proceeds of $3,778,250 in this offering.

Skyebanc, Inc., a broker-dealer and a member of FINRA, acted as a selling agent for us in the offering.  As compensation for its services, we paid Skyebanc, Inc. a cash commission of $25,938 and issued that firm Class A warrants to purchase 207,500 shares of our common stock. In addition, we paid due diligence fees to an advisor to our company as well as to two advisors to investors in the offering in connection with this offering which included an aggregate of $315,625 in cash and Class A warrants to purchase 1,125,000 shares of our common stock.  The Company also paid legal fees for both investors' counsel and our counsel. After payment of these fees and costs associated with this offering we received net proceeds of approximately $3.3 million. Approximately $2.0 million of the net proceeds were used by us as a contribution to the registered capital of our subsidiary Shandong Jiajia and as additional working capital for that company, approximately $140,000 was used to pay accrued professional fees and the balance of the net proceeds from the transaction are being used for working capital purposes. Subsequently, we have provided an additional $500,000 to Shandong Jiajia as working capital.

We agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. While we filed the registration statement prior to 60 days from the closing date, we are unable to predict if the registration statement will be declared effective within 180 days of the closing date, April 24, 2008.  The transaction documents also provide for the payment of liquidated damages to the investors if we should fail to be a current reporting issuer and/or to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the Class A and B warrants.

The subscription agreement for the offering provides that while the purchasers own any securities sold in the offering such securities are subject to anti-dilution protections afforded to the purchasers. In the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering, or less than the exercise price per warrant share, respectively, without the consent of the subscribers then holding securities issued in this offering, the purchaser is given the right to apply the lowest such price to the purchase price of share purchased and still held by the purchaser and to shares issued upon exercise of the warrants and still held by the purchaser (which will result in the issuance of additional shares to the purchaser) and to the exercise price of any unexercised warrants. In the event we enter into a transaction which triggers these anti-dilution rights, we will:

o
issue additional shares to the purchasers to take into account the amount paid by the purchaser as of the closing date for the shares included in the units so that the per share price paid by the purchaser equals the lower price in the subsequent issuance,

o	reduce the warrant exercise price of any unexercised warrants then held by the purchaser to such lower price, and

o
if necessary, issue additional shares to purchaser to take into account the amount paid, whether in cash or by cashless exercise, by the purchaser if the purchaser has exercised any warrants so that the per share exercise price and to the exercise price for the exercised warrants equals the lower price of the subsequent issuance.

In addition, until eight months after the effective date of the registration statement, purchasers will have a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations. The anti-dilution provisions and the right of first refusal do not apply in limited exceptions, including:

o	strategic license agreements or similar partnering arrangements provided that the issuances are not for the purpose of raising capital and there are no registration rights granted,

o
strategic mergers, acquisitions or consolidation or purchase of substantially all of the securities or assets of a corporation or other entity provided that we do not grant the holders of such securities registration rights, and

o
the issuance of common stock or options pursuant to stock option plans and employee purchase plans at exercise prices equal to or higher than the closing price of our common stock on the issue/grant date or as a result of the exercise of warrants issued either in the unit offering or which were outstanding prior to the unit offering.

Finally, under the terms of the subscription agreement for the offering we agreed that:

o
until the earlier of the registration statement having been effective for 240 days or the date on which all the shares of common stock sold in the offering, including the shares underlying the warrants, have been sold we will not file any additional registration statements, other than a Form S-8, and

o
until the earlier of two years from the closing date or the date on which all shares of common stock sold in the offering, including the shares underlying the warrants, have been sold or transferred we agreed we would not:

o	amend our articles of incorporation or bylaws so as to adversely affect the rights of the investors,

o	repurchase or otherwise acquire any of our securities or make any dividends or distributions of our securities, or

o	prepay any financing related or other outstanding debt obligations.

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A Convertible Preferred Stock in December 2007. In March 2008 all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock. In March 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock.

Common Stock

On March 20, 2008 a principal shareholder of our company, David Aubel, converted the full amount of a $2,521,379 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then president and CEO and a principal shareholder of our company, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

A summary of common shares issued during the six month period ended June 30, 2008 is as follows:

Shares

Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A convertible preferred stock	2,500,000
Conversion of 845,000 shares of Series B convertible preferred stock	8,450,000
2008 Unit offering	15,113,000
29,508,853

Common Stock Options

A summary of our stock options activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000	$0.0075	2.5	$985,000
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2008	2,000,000	$0.0075	2.5	$985,000

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,700,000	$1.23
Granted *	31,558,500	0.43
Exercised	—	—
Outstanding at June 30, 2008	36,258,500	$0.53

*Issued in connection with our 2008 Unit Offering completed in April, 2008.

NOTE 9 – RELATED PARTIES

On March 20, 2008, our then president and CEO, V. Jeffrey Harrell, converted the full amount due him in accrued compensation into 581,247 shares of common stock, at 0.77 per share, totaling $448,985. The fair value of shares issued totaled $377,811 or $0.65 per share. The difference of $71,174 was treated as a contribution to capital.

On March 20, 2008 a principal shareholder of our Company, David Aubel, converted the full amount of his $2,521,379 convertible note payable into 2,864,606 shares of common stock at $0.88 per share. The fair value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385. As a result of this conversion the related derivative liability totaling $3,782,069 was reversed to equity.

On June 1, 2008, Shandong Jiajia entered into a lease with Mr. Chen, our Chief Executive Officer, for a term of one year for office space for its Shanghai Branch in the PRC. Shandong Jiajia will pay Mr. Chen base annual rent of approximately $43,700 for the use of such office space plus a management fee of approximately $20,440.

At June 30, 2008, the Company was due $453,636 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand. At June 30, 2008, our unaudited consolidated balance sheet reflects $174,075 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan is unsecured, non-interest bearing and repayable on demand.

NOTE 10 – FOREIGN OPERATIONS

The table below presents information by operating region for the six months ended June 30, 2008.

	Revenues	Assets
United States	$—	$553,307
People’s Republic of China	14,792,200	10,201,291
	$14,792,200	$10,754,598

NOTE 11 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with the sole shareholder of a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 shares of the Company’s restricted common stock. Additional consideration included in the stock purchase agreement required the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at the time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. The Company has expensed the initial deposit of $350,000 and is in discussions with the seller regarding a possible settlement of its claim in connection with the termination of this agreement. The Company is also seeking indemnification from Mr. David Aubel in connection with his agreement to guarantee any and all liabilities resulting from this transaction. The Company anticipates, but cannot assure that a settlement will be forthcoming and is unable to ascertain its potential loss exposure at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K/A, as amended, for the year ended December 31, 2007 filed on April 15, 2008 and our registration statement on Form S-1 (File No.333-151783) filed June 19, 2008, both of which may be amended from time to time.

OVERVIEW

Beginning in 2003, we sought to position our company within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. We were, however, unable to successfully penetrate these markets, due in great part to our limited financial resources. We did not report any revenues from our historical operations during 2007. In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value.

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Since completion of this transaction, the business and operations of Shandong Jiajia represent all of our operations. We used a substantial portion of the proceeds from the 2008 unit offering of our common stock and warrants to provide the required funds to satisfy the financial commitments related to the Shandong Jiajia acquisition. Our business focus is on expanding the business and operations of Shandong Jiajia and we do not intend to use any of the remaining funds of our 2008 unit offering for our historical operations.

Shandong Jiajia will seek to develop new business opportunities by utilizing new shipping routes and expanding its scope of services to provide a full suite of comprehensive logistics management solutions. Shandong Jiajia management believes that as they expand their logistics management solutions business and gain market share they will be able to obtain more container space thereby increasing potential revenues. The Company believes that due to the larger volume of products to be shipped they can negotiate a more favorable rate from their vendors and suppliers and ultimately increase its profit margins.

The additional investment in Shandong Jiajia will be applied as registered capital and will be utilized for general working capital purposes and for expanded operations, new business development for new shipping routes, and the development of new logistics services as well as negotiating favorable pricing from their suppliers based on a greater capacity of shipping volumes.

In expanding these operations, Shandong Jiajia faces the challenges of:

o	effective consolidation of resources among relatively independent affiliates;
o	·maintaining the balance between the collection of accounts receivable and the extension of longer credit terms offered to its current and prospective clients in an effort to boost sales; and
o	the company’s ability to effectively handle the increases in costs due to soaring fuel prices and the weak U.S. dollar.

Additionally, Shandong Jiajia also faces the challenges related to the management and streamlining of the logistical aspect of the new shipping routes that the company plans to undertake and the possibility that the company’s new routes will not be met with acceptance by its present and prospective clients. To accomplish their growth goals, Shandong Jiajia will utilize a portion of the additional registered capital to invest in an information sharing and personnel training system among its affiliates, to recruit highly qualified professionals to join the company; and to promote new shipping routes and new services. In addition, Shandong Jiajia will rely upon its long-term partnerships with shipping companies, storage management companies, inland transportation companies, and port logistics companies in its efforts to develop a comprehensive logistics solution that it does not believe is currently available on the market today.

As all of our growth reflected in comparing our 2008 operations to our 2007 operations resulted from our acquisition of Shandong Jiajia on December 31, 2007, we believe that a comparison of our results of operations in 2008 to our results in 2007 have little value as an indication of period over period trends or in evaluating the sustainable growth levels of our ongoing operations.

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K/A for the year ended December 31, 2007 contains explanatory paragraph raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

All revenues for the three month and six month periods ended June 30, 2008 relate to the operation of Shandong Jiajia from their freight forwarding and logistics management business. We generated no revenue for the comparable periods of the previous year from our MediaReady operations, which prior to our acquisition of a majority interest in Shandong Jiajia was our sole business in 2007.

Revenues for the second quarter 2008 totaled approximately $8,020,000, an 18% increase over the first quarter of 2008. This increase was due in part to an expansion in operations made possible and funded through our 2008 Unit Offering completed in April 2008 with net proceeds of approximately $3,360,000.  The 2008 Unit Offering is discussed in more detail in Part II, Item 2.

Cost of sales for the three month and six month periods ended June 30, 2008 totaled approximately $7,562,001 and approximately $14,077,731 respectively, remaining relatively stable between the periods as a percentage of related revenues. Gross profits totaled 5.7% and 4.8% for the quarter and six month ended June 30, 2008. Given the very competitive nature of our business, we believe our gross profit will remain relatively constant between approximate 4.5% and 7.0% for the foreseeable future.

Operating expenses, consisting primarily of selling, general and administrative expense and depreciation and amortization expense totaled approximately $386,000 and $989,000 for the three months and six months periods ended June 30, 2008 compared to approximately $267,000 and $878,000 for the comparable periods in 2007. Components of our operating expense changed significantly between the periods as a result of our acquisition of Shandong Jiajia and included:

o
A significant drop in selling, general and administrative expense due in part to the reduction in personnel cost at our MediaReady operations. Selling general and administrative expenses declined 37% to approximately $184,000 for the second quarter 2008 compared to the second quarter 2007. For the six months ended June 30, 2008 selling, general and administrative expenses declined 34% from the prior year period.

o
The sharp increase in depreciation and amortization expense in 2008 and 2007. This increase was due to the recognition of amortization expense on the intangibles recognized upon the acquisition of Shandong Jiajia completed on December 31, 2007. Concurrent with the acquisition of Shandong Jiajia, we valued and recorded intangible assets of approximately $3.9 million attributable to Shandong Jiajia’s customer lists and relationships. These intangible assets are being amortized over a period of five years. Accordingly, we will incur similar expenses going forward until these costs are fully amortized.

o
Other income increased significantly during the three months and six month periods ended June 30, 2008 over the comparable periods in 2007. The changes in components of this increase consisted primarily of two one-time items:

o	Approximately $764,200 in the forgiveness of debt relating to two former vendors of our MediaReady operations, and

o	Approximately $402,000 in recovery of bad debts previously recognized as uncollectible stemming from Shandong Jiajia .

These two one-time items, totally approximately $1.17 million, accounted for substantially all of our net income for the three months and all of our net income six months periods ended June 30, 2008. Without these one-time items, we would have recognized losses of approximates $128,000 and $650,000 for the three months and six months ended June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2008, the Company had cash on-hand of approximately $3,436,000 and working capital of approximately $4,167,802 as compared to cash on hand of $1,121,605 and a working capital deficit of $10,936,577 at December 31, 2007. This significant increase in working capital was attributable primarily to  (1) the completion of our private placement of units consisting of common shares and warrants completed in April 2008 with net proceeds of approximately $3.3 million and (2) the issuance of 450,000 shares of our Series B convertible preferred stock having a fair value of approximately $3,780,000, previously reflected as a current liability.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 unit offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital. We believe our current level of working capital and cash generated from operations will not be sufficient to meet our cash requirements for the current year without the ability to attain profitable operations and/or obtain additional financing.

The terms of our 2008 unit offering contain certain restrictive covenants which could hinder our ability to raise additional capital. If we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that we will be able to raise the required capital necessary to achieve our targeted growth rates on favorable terms or at all.

The following table provides certain selected balance sheet comparisons between June 30, 2008 and December 31, 2007.

	June 30, 2008 Unaudited		December 31, 2007 Restated	Increase/ Decrease		%

Cash		$3,435,950	$1,121,605	$2,314,345		206
Accounts receivable, net		2,342,814	3,131,831	(789,017)		(25)
Accounts receivable - related party		-	160,350	(160,350)		(100)
Deferred costs			5,450	(5,450)		(100)
Due from related parties		453,636	511,435	(57,799)		(11)
Prepayments and other current assets		961,866	338,895	622,971		184
Total current assets		7,194,266	5,269,566	1,924,700		37

Property and equipment, net		40,000	46,622	(6,622)		(14)

Total other assets		3,520,332	3,924,301	(403,969	) )	(10)

Total assets		$10,754,598	$9,240,489	$1,514,109		16

Bank over draft	$	---	$12,633	$(12,633)		(100)
Accounts payable - trade		879,619	4,444,825	(3,565,206)		(80)
Accrued consulting fees		50,082	3,780,000	(3,729,918)		(99)
Accrued compensation - related party		—	446,985	(446,985)		(100)
Other accruals and other current liabilities		233,230	343,301	(110,071)		(32)
Convertible note payable - related party		—	2,373,179	(2,373,179)		(100)
Derivative liability		—	3,856,416	(3,856,416)		(100)
Advances from customers		1,610,211	683,436	926,775		136
Due to related parties		174,075	229,252	(55,177)		(24)
Foreign tax payable		79,247	36,116	43,131		119

Total current liabilities		$3,026,464	$16,206,143	$(13,179,679)		(81)

We maintain cash balances in the United States and China. At June 30, 2008 and December 31, 2007, our cash by geographic area was as follows:

	June 30, 2008		December 31, 2007

United States	$553,307	16%	$215	-- %
China	2,882,643	84%	1,121,390	100%
	$3,435,950	100%	$1,121,605	100%

In future periods we anticipate a substantial portion of our cash balances will continue to be held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. While the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB, restrictions still remain, including but not limited to, restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets increased approximately $1,924,700 or 37% at June 30, 2008 over December 31, 2007. This increase was due primarily to our completion of a unit offering of our securities in April 2008 with net proceeds of approximately $3,360,000. Current assets also reflected a decline in accounts receivable of approximately 25% due to increased collection efforts within Shandong Jiajia during the period. The increase in prepayments and other assets of approximately $623,000 resulted from our making payments in advance to various freight shipping firms to secure cargo space for our customers which reflect our overall efforts in increase the level of operations.

Trade accounts payable declined substantially at June 30, 2008 from our year end balances. This decline, totaling approximately $3.6 million, was due in part from the forgiveness of debt from two of our vendors relating to our MediaReady operations totaling approximately $764,000 as well as satisfaction of obligations using funds made available from our April 2008 unit offering.

Advances from customers totaled $1.6 million at June 30, 2008, an increase of approximately $927,000 over the year end balance. This sharp increase is due to an increase in our overall level of operations and represents advance payment by our customers for contracted cargo shipments that have not been shipped as of June 30, 2008. Upon shipment of these goods and compliance with the related contract terms, these advances will be taken into income in accordance with our revenue recognition policy.

Typically we recognize  revenue when the payment terms are as follows:

o	When the merchandise departs the shipper’s destination if the trade pricing term is on a CIF (cost, insurance and freight) or C&F (cost and freight) basis, or

o	When the merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

On March 20, 2008 under the terms of our agreement with Shandong Jiajia:

o	We satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock.

o	We converted a $2,521,379 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

These transactions had the effect of reducing our liabilities at June 30, 2008 as compared to December 31, 2007.

Net cash used in operating activities was $1,373,869 for the six months ended June 30, 2008 as compared to $544,702 for the six months ended June 30, 2007.  In the 2008 period we used cash to reduce our accounts receivable, including accounts receivable related parties.

Net cash used in investing activities for the six months ended June 30, 2008 represented the purchase of certain fixed assets related to Shandong Jiajia's operations.  We did not have any comparable expenses in the 2007 period.

Net cash provided by financing activities for the six months ended June 30, 2008 was primarily attributable to proceeds from our unit offering of securities.  During the comparable period in 2007, proceeds from financing activities was attributable to loans made to us by a principal shareholder, Mr. David Aubel, which such amounts were satisfied in full during the 2008 period through the issuance of 2,864,606 shares of our common stock as described elsewhere herein.

Due from /to Related Parties

At June 30, 2008, the Company was due $453,636 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand. At June 30, 2008, our consolidated balance sheet reflects $174,075 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that we are required to disclose. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03 -6-1 as well as the impact of the adoption on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:
•           the loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiary;
•           our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company;
•           our acquisition efforts in the future may result in significant dilution to existing holders of our securities;
•           liabilities related to prior acquisitions,
•           continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
•           difficulties in raising capital in the future as a result of the terms of our April 2008 financing;
•           our ability to effectively integrate our acquisitions and manage our growth;
•           the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;
•           our dependence upon advisory services provided by a U.S. company due to our management’s location in the PRC;

•           intense competition in the freight forwarding and logistics industries;
•            the impact of economic downturn in the PRC on our revenues from our operations in the PRC;
•           our lack of significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities;
•           the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•           the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China;
•           the impact of changes to the tax structure in the PRC;
•           our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and
•           the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

These factors are discussed in greater detail under Item 1. Description of Business--Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2007 and Risk Factors included in our registration statement on Form S-1(File No. 333-151783)filed on June 19, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting due to the failure to properly record equity transactions which has resulted in two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. Also, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of our Series B Convertible Preferred Stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007. The first material weakness was reported in our December 31, 2007 Form 10-K. The second material weakness was not discovered until May 14, 2008, subsequent to the filing of our December 31, 2007 Form 10-K. We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements could occur that would not be prevented or detected.

These material weaknesses at December 31, 2007 continue at June 30, 2008.  To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses by the end of the third quarter of 2008.  Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.

Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and their U.S. GAAP knowledge was limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 and Risk Factors included in our registration statement on Form S-1(File No. 333-151783)filed on June 19, 2008 and any amendments to these documents. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K/A or registration statement on Form S-1.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2008 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

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

Date: August 19, 2008

CHINA LOGISTICS GROUP, INC.

By:	/s/ Wei Chen
Wei Chen
Chief Executive Officer, Principal Financial and Accounting Officer