Form 10-Q
period 2008-09-30
China Logistics Group Inc
filed 2008-12-22
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

COMMISSION FILE NUMBER: 000-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 Alondra Boulevard, Suite 108,Paramount, California	90723
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  34,507,894 shares of common stock are issued and outstanding as of December 19, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) will be amending its Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on May 19, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the year ended December 31, 2007 (the “December 31, 2007 Financial Statements”).

The First Amendment to Form 10-K

On May 14, 2008, our management concluded that the December 31, 2007 Financial Statements included in our Form 10-K filed on April 15, 2008, could no longer be relied upon due to an error in these financial statements.  On May 19, 2008, we restated the December 31, 2007 Financial Statements to recognize the fair value of 450,000 shares of Series B preferred stock totaling $3,780,000 which we were obligated to issue as partial compensation for consulting services rendered to us in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) which was effective on December 31, 2007.  The restated financial statements were included in our Form 10-K/A filed on May 19, 2008.  The accounting recognition given these fees in the restated financial statements included in our Form 10-K/A was subsequently further amended to recognize these fees more properly as a direct cost of the transaction with Shandong Jiajia, within the provision of Statement of Financial Accounting Standards No.141, Business Combinations, rather than an expense item as initially recorded.

The Second Amendment to Form 10-K/A

Subsequent to the receipt of comments from the staff of the Securities and Exchange Commission received in connection with our pending registration statement on Form S-1, on October 13, 2008 our management concluded that the consolidated financial statements for the year ended December 31, 2007, as amended, and quarterly periods ended March 31, 2008 and June 30, 2008 could no longer be relied upon due to errors in these financial statements including related disclosures.

The December 31, 2007 financial statements included in our Form 10-K filed on April 15, 2008 and the Form 10-K/A filed on May 19, 2008 incorrectly accounted for our acquisition of a 51% interest in Shandong Jiajia using the purchase method of accounting.  The December 31, 2007 financial statements included in this report have been restated to account for the transaction as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and our company being recognized as the accounting acquiree.  Accordingly, the cost basis of the assets and liabilities of Shandong Jiajia were maintained in our consolidated financial statements and the assets and liabilities when we were named MediaReady, Inc. prior to the transaction are accounted for under the purchase method.  The historical records presented in the financial statements included in this report include the consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows of Shandong Jiajia.

Upon further review, we also determined that we did not meet the definition of a business under the guidance of EITF Issue 98-3 prior to our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007 but were a public shell company as of the transaction date.  Under these guidelines, no goodwill or other intangibles were recognized in the transaction.  Further, as the transaction for accounting purposes was considered the merger of a private operating company into a public shell company, the transaction was viewed and treated as a capital transaction rather than a business combination.

In addition, for the year ended December 31, 2007, we incorrectly classified as expenses certain costs related to the acquisition of a 51% interest in Shandong Jiajia, with the fair value of these items recorded in the statements of operations as fair value of equity instruments.  These costs, totaling $6,644,900 set forth in the December 31, 2007 financial statements included in our Form 10-K filed on April 15, 2008 and $10,418,000 set forth in our December 31, 2007 financial statements included in our Form 10-K/A filed on May 19, 2008, have been reclassified as costs directly associated with our acquisition of a 51% interest in Shandong Jiajia under the provisions of Statement of Financial Accounting Standard No.141.

For all periods presented, we have restated the commitment date and the accounting and valuation methodology related to a convertible note payable to David Aubel, a principal shareholder of our company.  The calculations and disclosures related to this convertible note were restated to recognize, on a fair value basis, the intrinsic value of shares issued by us to Mr. Aubel as repayment of the note.  The restatement treats the intrinsic value recognized by us as a receivable from Mr. Aubel due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of the shares of our common stock to Mr. Aubel.  The receivable recorded was subsequently expensed as impaired.

On March 11, 2008, we changed our name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a one-for-forty (1:40) reverse stock split of our common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of our December 31, 2007 financial statements, we should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the 1 for 40 reverse stock split.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Restated (Unaudited)	Restated
ASSETS
Current assets:
Cash	$3,871,973	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $451,848 and $794,715 at September 30, 2008 and December 31, 2007, respectively	3,784,505	3,131,831
Accounts receivable - related party	__	160,350
Deferred costs	—	5,450
Due from related parties	484,915	511,435
Prepayments and other current assets	736,738	338,895
Total current assets	8,878,131	5,269,566
Property and equipment, net	49,927	46,622
Other assets:
Intangible assets	663	821
Deposits	—	12,000
Total other assets	663	12,821
Total assets	$8,928,721	$5,329,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$12,633
Accounts payable - trade	1,862,472	4,444,825
Accrued consulting fees	72,273	-
Accrued compensation - related party	—	446,985
Other accruals and current liabilities	610,555	343,301
Convertible note payable - related party	—	2,373,179
Advances from customers	1,600,592	683,436
Due to related parties	154,083	229,252
Foreign tax payable	321,021	36,117
Total current liabilities	4,620,996	8,569,728
Minority interest	1,326,510	670,510
Stockholders' equity (deficit):
Series A convertible preferred stock - $.001 par value, 10,000,000 shares authorized; -0- shares and 1,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	1,000
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares and 1,295,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value, 500,000,000 shares authorized, 34,507,894 and 4,999,041 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	34,508	4,999
Additional paid-in capital	2,781,038	(3,379,049)
Accumulated retained earnings (deficit)	331,180	(313,084)
Accumulated other comprehensive loss	(165,961)	(226,390)
Total stockholders' equity (deficit)	2,981,215	(3,911,229)
Total liabilities and stockholders' equity (deficit)	$8,928,721	$5,329,009

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Sales	$12,961,259	$10,781,536	$27,753,459	$24,575,206
Cost of sales	12,072,099	9,681,560	26,149,830	23,584,744
Gross profit	889,160	1,099,976	1,603,629	990,462
Operating expenses:
Selling, general and administrative	544,034	155,153	1,129,215	438,343
Depreciation and amortization	4,814	4,563	17,260	13,690
Total operating expenses	548,848	159,716	1,146,475	452,033
Operating Income	340,312	940,260	457,154	538,429
Other income (expense)
Realized exchange gain	37,648	-	25,241	-
Forgiveness of Debt	-	-	764,220	-
Recovery of bad debts	(4,434)	-	397,309	-
Interest income (expense)	(43,608)	(8,443)	(44,275)	10,580
Total other income (expense)	(10,394)	(8,443)	1,142,495	10,580

Income (loss) before income taxes and minority interests	329,918	931,817	1,599,649	549,009
Foreign tax	279,784	17,311	357,442	47,036

Income before minority interest	50,134	914,506	1,242,207	501,973
Minority interest in income of consolidated subsidiaries	238,710		597,943	-
Net income (loss)	(188,586)	914,506	644,264	501,973
Other comprehensive income:
Foreign currency translation adjustment	47,156	1,850	115,853	5,549
Comprehensive income (loss)	$(141,430)	$916,356	$760,117	$507,522
Earnings (losses) per share:
Basic	$(0.01)	$0.23	$0.03	$0.16
Diluted	$(0.01)	$0.06	$0.02	$0.04
Basic weighted average shares outstanding	34,507,894	3,989,874	24,190,006	3,228,230
Diluted weighted average shares outstanding	34,507,894	14,939,874	34,257,798	14,178,230

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$644,264	$501,973
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,260	13,690
Minority interest in income of consolidated subsidiaries	597,943	-
Bad debt expense	--	67,584
Bad debt recovery	(401,743)	--
Securities issued for services	5,450	--
Change in assets and liabilities
Increase in accounts receivable	(401,531)	(598,560)
Decrease in accounts receivable - related party	160,350	--
Increase in prepayments and other current assets	(397,843)	(54,258)
Decrease in deposit	12,000	2,700
Decrease in accounts payable	(2,582,353)	(599,948)
Increase in accrued consulting fee	57,273	--
Increase in accrued advances from customers	917,156	625,669
Decrease in due to related parties	(75,169)	(53,060)
Increase in foreign tax payable	284,905	12,818
Increase in other accruals	267,254	(3,232)
Net cash used in operating activities	(894,784)	(84,624)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,646)	(7,301)
Net cash used in investing activities	(25,646)	(7,301)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	--
Repayment of loan payable-shareholder	--	--
Proceeds from 2008 unit offering private placement	3,778,250	--
2008 unit offering private placement expenses	(420,863)	--
Repayment of short-term debt	(12,633)	--
Net cash provided by financing activities	3,492,954	--
Net increase (decrease) in cash	2,572,524	(91,925)
Foreign currency translation adjustment	177,844	6,791
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$3,871,973	$737,774
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$34,524	$13,058
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,379	$--
Accrued compensation converted to common stock - related party	$448,985	$--

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED SEPTEMBER 30, 2008, DECEMBER 31, 2007 AND 2006
(UNAUDITED)

									Other
							Additional		Compre-
							Paid-In	Accumulated	hensive
	Preferred A Stock		Preferred B Stock		Common Stock		Capital	Deficit	Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Restated	Restated	(Loss)	Restated

Balance December 31, 2006	1,000,000	$1,000	120,000	$120	2,750,291	$2,750	$863,175	$(995,334)	$2,586	$(125,703)

Stock issued for acquisition	-	-	1,175,000	1,175	450,000	450	10,398,825	-	-	10,400,450

Recapitalization for reverse merger	-	-	-	-	1,798,750	1,799	(14,641,049)	-	-	(14,639,250)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,975)	(228,975)

Net loss for the year	-	-	-	-	-	-	-	682,250	-	682,250

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,041	$4,999	$(3,379,049)	$(313,084)	$(226,389)	$(3,912,228)

Convertible note payable to related
party converted to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	2,521,379

Conversion of Series A preferred stock to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-

Conversion of Series B preferred stock to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-

Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	11,894	11,894

Net loss for the period	-	-	-	-	-	-	-	(19,529)	-	(19,529)

Balance March 31, 2008	-	$-	450,000	$450	19,394,894	$19,395	$(421,236)	$(332,613)	$(214,495)	$(949,500)

2008 Unit Offering	-	-	-	-	15,113,000	15,113	3,202,274	-	-	3,217,387

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	23,142	23,142

Net loss for the period	-	-	-	-	-	-	-	852,379	-	852,379

Balance June 30, 2008	-	$-	450,000	$450	34,507,894	$34,508	$2,781,038	$519,766	$(191,354)	$3,143,408

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	25,392	25,392

Net loss for the period	-	-	-	-	-	-	-	(188,586)	-	(188,586)

Balance September 30, 2008	-	$-	450,000	$450	34,507,894	$34,508	$2,781,038	$331,180	$(165,961)	$2,981,215

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is a Florida corporation and was incorporated on March 19, 1999 under the name of ValuSALES.com, Inc. We changed our name to Video Without Boundaries, Inc. on November 16, 2001. On August 31, 2006 we changed our name from Video Without Boundaries, Inc. to MediaREADY, Inc. and on February 14, 2008, we changed our name from MediaREADY, Inc. to China Logistics Group, Inc.

On December 31, 2007 we entered into an acquisition agreement to acquire a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd (“Shandong Jiajia”) which was a private company incorporated in the Peoples Republic of China (the “PRC”).  Prior to the acquisition of a 51% interest in Shandong Jiajia, we were unable to successfully penetrate the market for the production and distribution of interactive consumer electronics equipment that provided streaming digital media and video on demand (VOD) services.

The accompanying unaudited consolidated financial statements including the audited balance sheet at December 31, 2007, statement of operations and  statements of stockholders’ equity (deficit) up through June 30, 2008 have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the statements of operation, statement of stockholders’ equity (deficit) and statements of cash flows, are those of Shandong Jiajia.

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia, acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai and Xiamen with two additional offices in Lianyungang and Rizhao. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines.

The accompanying unaudited consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives proforma effect to the 1 for 40 reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The financial statements for the year ended December 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

On May 19, 2008 we amended our Annual Report on Form 10-K/A for the year ended December 31, 2007.  On May 14, 2008, our management concluded that the consolidated financial statements for the year ended December 31, 2007, as initially filed on April 15, 2008, could no longer be relied upon due to an error in these financial statements.  On May 19, 2008, we restated our December 31, 2007 financial statements to recognize the fair value of 450,000 shares of Series B preferred stock totaling $3,780,000 which we were obligated to issue as partial compensation for consulting services rendered to us in connection with the acquisition of a 51% interest in Shandong Jiajia which was effective on December 31, 2007.

Components of this initial restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

	As Filed	Adjustment to Restate	Restated
Accrued consulting fees	$-	$3,780,000	$3,780,000
	$-	$3,780,000	$3,780,000

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

Consolidated statements of operations for the year ended December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Fair Value of equity instruments	$6,644,900	$3,780,000	$10,424,900
	$6,644,900	$3,780,000	$10,424,900

Net loss per common share	$(.05)	$(.03)	$(.08)

The accounting recognition given these fees in the initial amendment, filed on May 19, 2007, was subsequently further amended to recognize these fees as a direct cost of the transaction with Shandong Jiajia, within the provision of Statement of Financial Accounting Standards No.141, Business Combinations, rather than an expense item as initially recorded.

On October 13, 2008 our management concluded that the consolidated financial statements for the year ended December 31, 2007, as amended, and quarterly periods ended March 31, 2008 and June 30, 2008 could no longer be relied upon due to errors in these financial statements including related disclosures.

The December 31, 2007 financial statements included in our Form 10-K filed on April 15, 2008 and the Form 10-K/A filed on May 19, 2008 incorrectly accounted for our acquisition of a 51% interest in Shandong Jiajia using the purchase method of accounting.  The December 31, 2007 Financial Statements included in this report have been restated to account for the transaction as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and our company being recognized as the accounting acquiree.  Accordingly, the cost basis of the assets and liabilities of Shandong Jiajia were maintained in the consolidated financial statements and the assets and liabilities of our company then named MediaReady, Inc. prior to the transaction are accounted for under the purchase method.  The historical records presented in the financial statements included in this report include the consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows of Shandong Jiajia.

Upon further review, we also determined that we did not meet the definition of a business under the guidance of EITF Issue 98-3 prior to our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007 but were a public shell company as of the transaction date.  Under these guidelines, no goodwill or other intangibles were recognized in the transaction.  Further, as the transaction for accounting purposes was considered the merger of a private operating company into a public shell company, the transaction was viewed and treated as a capital transaction rather than a business combination.

In addition, for the year ended December 31, 2007, we had incorrectly classified as expenses certain costs related to the acquisition of a 51% interest in Shandong Jiajia, with the fair value of these items recorded in the statements of operations as fair value of equity instruments.  These costs, totaling $6,644,900 set forth in the December 31, 2007 Financial Statements included in our Form 10-K filed on April 15, 2008 and $10,418,000 set forth in our December 31, 2007 Financial Statements included in our Form 10-K/A filed on May 19, 2008, have been reclassified as costs directly associated with our acquisition of a 51% interest in Shandong Jiajia under the provisions of Statement of Financial Accounting Standard No.141.

For all periods presented, we have restated the commitment date and the accounting and valuation methodology related to a convertible note payable to David Aubel, a principal shareholder of our company.  The calculations and disclosures related to this convertible note were restated to recognize, on a fair value basis, the intrinsic value of shares issued by us to Mr. Aubel as repayment of the note.  The restatement treats the intrinsic value recognized by us as a receivable from Mr. Aubel due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired.

On March 11, 2008, we changed our name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a one-for-forty (1:40) reverse stock split of our common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of our December 31, 2007 Financial Statements, we should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the reverse stock split.

NOTE 3 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from our Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

All share and per share information contained in this report gives proforma effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2007, included in our Form 10-K/A (Amendment No. 2), for the year then ended to be filed by us with the Securities and Exchange Commission.

Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008. It should be noted, the nine month period ended September 30, 2008 includes one-time items specifically recorded during the second quarter, the forgiveness of debt and recovery of bad debts previously considered uncollectable, which materially improved our earnings for the nine months ended September 30, 2008 and eliminated our operating loss for the nine months ended September 30, 2008.

The accompanying consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. Inter-company transactions and balances have been eliminated in consolidation.

Shandong Jiajia maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in China. Certain adjustments and reclassifications have been incorporated in the accompanying unaudited consolidated financial statements to conform to accounting principles generally accepted in the United States of America.

Revenue Recognition

We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers’ freight on prearranged contracted transport.

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis,
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. As of September 30, 2008, bank deposits in the United States exceeded federally insured limits by $43,125. At September 30, 2008, we had deposits of $3,578,848 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables.  During the three months ended September 30, 2008, we reduced our allowance for doubtful accounts with a corresponding entry to accounts receivable by approximately $525,000 for receivables specifically identified as uncollectable.

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard (“SFAS”) No. 128 “Earnings per share”.  Earnings per share have retroactively restated to reflect the shares issued in connection with our acquisition of a 51% interest in Shandong Jiajia.

Stock Based Compensation

We authorized the issuance of common stock and common stock purchase warrants to employees, shareholders and third parties. The expense for these equity-based incentives is based on their fair value on the date of grant in accordance with SFAS No. 123 (R) “Share Based Payments”. The fair value of each stock warrant granted is estimated on the date of grant using the “Black Scholes” pricing model. The pricing model requires assumptions such as the expected life of the stock warrant and the expected volatility of our stock over the expected life, which significantly impacts the assumed value. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. Fair value for stock issued was determined at the closing price as of the date of issuance.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,600,592 and $683,436, at September 30, 2008 and December 31, 2007, respectively.

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three month or nine month periods ended September 30, 2007 or September 30, 2008, respectively.

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

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. We, therefore, would absorb all losses applicable to a minority interest where applicable. If future earnings were then to materialize, we would be credited to the extent of such losses previously absorbed.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

NOTE 4 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. We had generated minimal revenue since our inception until we acquired of a 51% interest in Shandong Jiajia in December 2007. It should be noted that while our operations reflect profit for the nine month period ended September 30, 2008, the entire amount of profit resulted from one-time transactions including $764,220 for the forgiveness of debt and approximately $400,000 in recovery of bad debts previously recognized as uncollectable. Additionally, we have a minimal level of working capital totaling $4,257,135 at September 30, 2008, and cash used in operations totaling approximately $895,000 during the nine months ended September 30, 2008. Our  ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Potentially issuable shares for the three months ended September 30, 2008 were anti-dilutive and not included in diluted earnings per share.

Earning per share presented for the three month and nine months ended September 30, 2008 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on our average number of weighted-average shares outstand for the periods presented in 2007, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(188,586)	$914,506	$644,264	$(501,973)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	34,507,894	3,989,874	24,190,006	3,228,230
Denominator for diluted earnings per share
Treasury Stock Method
Options	-	-	1,109,264	-
Warrants	-	-	6,738,308	-
Series B preferred - unconverted	-	-	1,159,739	-
Series A and B preferred	-	10,950,000	1,060,481	10,950,000
	-	10,950,000	10,067,792	10,950,000
Denominator for diluted
earnings per share-
adjusted weighted average shares outstanding (C)	34,507,894	14,939,874	34,257,798	14,178,230
Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.01)	$0.23	$0.03	$(0.16)
Earnings per share- diluted (A)/(C)	$(0.01)	$0.06	$0.02	$(0.04)

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

NOTE 6 – STOCKHOLDERS’ EQUITY

2008 Unit Offering

In April 2008, we completed an offering of 15.113 units of our securities at an offering price of $250,000 per unit to 32 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act (the “2008 Unit Offering”). Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. We received gross proceeds of $3,778,250 in this offering.

Skyebanc, Inc., a broker-dealer and a member of FINRA, acted as a selling agent for us in the 2008 Unit Offering.  As compensation for its services, we paid Skyebanc, Inc. a cash commission of $25,938 and issued that firm Class A warrants to purchase 207,500 shares of our common stock. In addition, we paid due diligence fees to an advisor to our company as well as to two advisors to investors in the 2008 Unit Offering in connection with this offering which included an aggregate of $315,625 in cash and Class A warrants to purchase 1,125,000 shares of our common stock.  We also paid legal fees for both investors' counsel and our counsel. After payment of these fees and costs associated with this offering we received net proceeds of approximately $3.3 million. Approximately $2.0 million of the net proceeds were used by us as a contribution to the registered capital of our subsidiary Shandong Jiajia and as additional working capital for that company, approximately $140,000 was used to pay accrued professional fees and the balance of the net proceeds from the transaction are being used for working capital purposes. Subsequently, we have provided an additional $500,000 to Shandong Jiajia as working capital.

We agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the 2008 Unit Offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the 2008 Unit Offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, it has not declared effective.  We are unable to predict when we will obtain effectiveness of the registration statement and are subject to liquidated damages under the terms of the warrants.  The transaction documents also provide for the payment of liquidated damages to the investors if we should fail to be a current reporting issuer and/or to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the Class A and B warrants.

The subscription agreement for the 2008 Unit Offering provides that while the purchasers own any securities sold in the 2008 Unit Offering such securities are subject to anti-dilution protections afforded to the purchasers. In the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering, or less than the exercise price per warrant share, respectively, without the consent of the subscribers then holding securities issued in this offering, the purchaser is given the right to apply the lowest such price to the purchase price of share purchased and still held by the purchaser and to shares issued upon exercise of the warrants and still held by the purchaser (which will result in the issuance of additional shares to the purchaser) and to the exercise price of any unexercised warrants. In the event we enter into a transaction which triggers these anti-dilution rights, we will:

•
issue additional shares to the purchasers to take into account the amount paid by the purchaser as of the closing date for the shares included in the units so that the per share price paid by the purchaser equals the lower price in the subsequent issuance,

•	reduce the warrant exercise price of any unexercised warrants then held by the purchaser to such lower price, and

•
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

In addition, until eight months after the effective date of the registration statement, purchasers will have a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations. The anti-dilution provisions and the right of first refusal do not apply in limited exceptions, including:

•	strategic license agreements or similar partnering arrangements provided that the issuances are not for the purpose of raising capital and there are no registration rights granted,

•
strategic mergers, acquisitions or consolidation or purchase of substantially all of the securities or assets of a corporation or other entity provided that we do not grant the holders of such securities registration rights, and

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

•
the issuance of common stock or options pursuant to stock option plans and employee purchase plans at exercise prices equal to or higher than the closing price of our common stock on the issue/grant date or as a result of the exercise of warrants issued either in the unit offering or which were outstanding prior to the unit offering.

Finally, under the terms of the subscription agreement for the 2008 Unit Offering we agreed that:

•
until the earlier of the registration statement having been effective for 240 days or the date on which all the shares of common stock sold in the 2008 Unit Offering, including the shares underlying the warrants, have been sold we will not file any additional registration statements, other than a Form S-8, and

•
until the earlier of two years from the closing date or the date on which all shares of common stock sold in the 2008 Unit Offering, including the shares underlying the warrants, have been sold or transferred we agreed we would not:

•	amend our articles of incorporation or bylaws so as to adversely affect the rights of the investors,

•	repurchase or otherwise acquire any of our securities or make any dividends or distributions of our securities, or

•	prepay any financing related or other outstanding debt obligations.

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A convertible preferred stock in December 2007. In March 2008 all 1,000,000 shares of our Series A convertible preferred stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B convertible preferred stock. In March 2008, 845,000 shares of our Series B convertible preferred stock were converted into 8,450,000 shares of our common stock.

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

A summary of common shares issued during the nine month period ended September 30, 2008 is as follows:

No. of Shares

Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A convertible preferred stock	2,500,000
Conversion of 845,000 shares of Series B convertible preferred stock	8,450,000
2008 Unit Offering	15,113,000
29,508,853

Common Stock Options

A summary of our stock option activity during the nine month period ended September 30, 2008 is as follows:

	No. of Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000	$0.30	2.25	$260,000
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2008	2,000,000	$0.30	2.25	$260,000

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the nine month period ended September 30, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	4,700,000	$1.23
Granted *	31,558,500	0.43
Exercised	—	—
Outstanding at September 30, 2008	36,258,500	$0.53

*Issued in connection with our 2008 Unit Offering completed in April, 2008.

NOTE 7 – RELATED PARTIES

Up until March 2008, we relied heavily on advances from Mr. David Aubel, a principal shareholder of our company, to fund our operations.  Mr. Aubel has never held a position as an officer or director of our company.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments, provided for the repayment of these obligations through the issuance of our common stock at substantial discounts from the then prevailing market price.

On December 3, 2005, we entered into an argument with Mr. Aubel which provided for the conversion of his obligation:

•	For the first and second quarters of 2005 at $0.01 per share;
•	For the third quarter 2005 at 20% of the closing price on the date of conversion; and
•	For the fourth quarter 2005 and beyond at 40% of the closing price on the date of conversion.

Under the provision of Emerging Issue Task Force (“EITF”) 98-5 and EITF 00-27, we determined that the agreement with Mr. Aubel contained an embedded conversion feature which should be valued separately at issuance.  Further, as Mr. Aubel’s December 3, 2005 agreement with us contained no stated redemption date (due on demand) and the notes were convertible at the option of the investor, the resulting discount from market was recognized immediately.

A summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of our common stock on the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
Totals	$2,764,332	$4,146,497

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
September 30, 2008

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for the years ended December 31, 2005, 2006 and 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	32,100,000	$698,000	$14,829,000
2006	23,700,000	1,442,000	2,319,000
2007	71,800,000	1,751,720	2,821,280
	127,600,000	$3,894,720	$19,969,280

Based on our review of the facts and circumstances surrounding the agreements with Mr. Aubel and in connection with the restatement of our financial statements, we believe the appropriate accounting treatment was to record a receivable due from Mr. Aubel for the intrinsic value of the shares tendered due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired as collection was not reasonably assured.

During the first quarter of 2008, we issued Mr. Aubel 2,864,606 shares of our common stock in full payment of the then $2,521,379 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement.

On June 1, 2008, Shandong Jiajia entered into a lease with Mr. Chen, our Chief Executive Officer, for a term of one year for office space for its Shanghai Branch in the PRC. Shandong Jiajia will pay Mr. Chen base annual rent of approximately $43,700 for the use of such office space plus a management fee of approximately $20,440.

At September 30, 2008, we were due $484,915 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand. At September 30, 2008, our unaudited consolidated balance sheet reflects $154,083 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan is unsecured, non-interest bearing and repayable on demand.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the nine months ended September 30, 2008.

	Revenues	Assets
United States	$—	$293,125
People’s Republic of China	27,753,459	8,635,596
Totals	$27,753,459	$8,928,721

NOTE 9 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for us to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 shares of our restricted common stock. Additional consideration included in the stock purchase agreement required us to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. We, at the time of closing, gave our initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. We have has expensed the initial deposit of $350,000.  In October, 2008, we obtained a general release from Mr. Joachimczyk and Graphics Distribution, Inc. releasing us from any and all liability and causes of action that Mr. Joachimczyk and Graphics Distribution, Inc. had or may have against us as of October 14, 2008.

Under the terms and conditions of the Class A and Class B warrants we issued in connection with our 2008 Unit Offering, we are required to pay liquidated damages to the warrant holders of $257,000 per month up to a maximum of $3,084,000 (an amount equal to 2% for each 30 days of the $12,850,000 aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants) in the event a registration statement covering the common stock underlying the warrants was not declared effective by October 25, 2008, 180 days following the closing date of the April 2008 Offering.  Although we filed a registration statement covering the common stock under the warrants on June 19, 2008 and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, it has not declared effective.  We are unable to predict when we will obtain effectiveness of the registration statement.  While we will seek to reduce or eliminate the amount of the liquidated damages through a mutual agreement with the investors in the April 2008 Offering, we cannot predict the ultimate outcome of our efforts or the actual amount of liquidated damages we may ultimately be obligated to pay.  Imposition of liquidated damages would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the September 24, 2008 complaint filed by the Securities and Exchange Commission against us and Messrs. Harrell and Aubel as described in Item 1, “Legal Proceedings” of this Form 10-Q, we have agreed in principle to entry of a consent order granting the Commission the injunctive relief it seeks against us. We have been cooperating with the Commission in this proceeding and are still in settlement discussions with the Commission regarding disgorgement and prejudgment interest sought by the Commission.  In the event we are unable to reach an agreement with the Commission with respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety of such amounts, if any.  In addition, the pending lawsuit with the Commission may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the Commission injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Securities and Exchange Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K/A (Amendment No. 2), for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission.

We are on a calendar year, as such the nine month period ending September 30, is our third quarter. The year ended December 31, 2007 is referred to as “2007”, the year ended December 31, 2006 is referred to as “2006”, and the coming year ending December 31, 2008 is referred to as “2008”.

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

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Since completion of this transaction, the business and operations of Shandong Jiajia represent all of our operations. We used a substantial portion of the proceeds from the 2008 Unit Offering to provide the required funds to satisfy the financial commitments related to the Shandong Jiajia acquisition. Our business focus is on expanding the business and operations of Shandong Jiajia and we do not intend to use any of the remaining funds of our 2008 Unit Offering for our historical operations.

Shandong Jiajia will seek to develop new business opportunities by utilizing new shipping routes and expanding its scope of services to provide a full suite of comprehensive logistics management solutions. Shandong Jiajia management believes that as they expand their logistics management solutions business and gain market share they will be able to obtain more container space thereby increasing potential revenues. We believe that due to the larger volume of products to be shipped they can negotiate a more favorable rate from their vendors and suppliers and ultimately increase our profit margins.

The additional investment in Shandong Jiajia will be applied as registered capital and will be utilized for general working capital purposes and for expanded operations, new business development for new shipping routes, and the development of new logistics services as well as negotiating favorable pricing from their suppliers based on a greater capacity of shipping volumes.

In expanding these operations, Shandong Jiajia faces the challenges of:

•	effective consolidation of resources among relatively independent affiliates;
•	maintaining the balance between the collection of accounts receivable and the extension of longer credit terms offered to our current and prospective clients in an effort to boost sales; and
•	our ability to effectively handle the increases in costs due to soaring fuel prices and the weak U.S. dollar.

Additionally, Shandong Jiajia also faces the challenges related to the management and streamlining of the logistical aspect of the new shipping routes that our company plans to undertake and the possibility that our new routes will not be met with acceptance by our present and prospective clients. To accomplish their growth goals, Shandong Jiajia will utilize a portion of the additional registered capital to invest in an information sharing and personnel training system among our affiliates, to recruit highly qualified professionals to join us; and to promote new shipping routes and new services. In addition, we will rely upon our long-term partnerships with shipping companies, storage management companies, inland transportation companies, and port logistics companies in our efforts to develop a comprehensive logistics solution that we do not believe is currently available on the market today.

During the remainder of 2008 and beyond, we face a number of challenges in growing our business as a result of the weak global economy. We cannot predict when global economic conditions will improve. We forecast continued weak demand within our shipping business due to reduced levels of exports from China until global economic conditions improve.

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, and for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	$ Change	% Change

Net Sales	$27,753,459	$24,575,206	$3,178,253	12.93%
Cost of Sales	26,149,830	23,584,744	2,565,086	10.88%
Gross Profit	1,603,629	990,462	613,167	61.91%
Total Operating Expenses	1,146,475	452,033	694,442	153.63%
Income (Loss) from Operations	457,154	538,429	(81,275)	(15.09%)
Total Other Income	1,142,495	10,580	1,153,075	108.98%
Net Income (Loss)	$644,264	$501,973	$142,291	28.35%

	Three months ended September 30, 2008	Three months ended September 30, 2007	$ Change	% Change

Net Sales	$12,961,259	$10,781,536	$2,179,723	20.22%
Cost of Sales	12,072,099	9,681,560	2,390,539	24.69%
Gross Profit	889,160	1,099,976	(210,816)	19.17%
Total Operating Expenses	548,848	159,716	389,132	243.64%
Income (Loss) from Operations	340,312	940,260	(599,948)	63.81%
Total Other Income	(10,394)	(8,443)	(1,951)	23.11%
Net Income (Loss)	$(188,586)	$914,506	$(601,899)	65.82%

OTHER KEY INDICATORS

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Other Key Indicators:
Cost of Sales as a percentage of Revenues	94%	96%
Gross Profit Margin	6%	4%
Total Operating Expenses as a percentage of Revenues	4%	2%

	Three months ended September 30, 2008	Three months ended September 30, 2007
Other Key Indicators:
Cost of Sales as a percentage of Revenues	93%	90%
Gross Profit Margin	7%	10%
Total Operating Expenses as a percentage of Revenues	4%	1%

Net Sales

Our consolidated revenues for the nine months ended September 30, 2008 were up $3,178,253 or approximately 12.9%, increasing from $24,575,206 for the nine months ended September 30, 2007 to $27,753,459 for the nine months ended September 30, 2008.  This increase was due to increased shipping and freight volume and favorable pricing fluctuations.

Our consolidated revenues for the three months ended September 30, 2008 were up $2,179,723 or approximately 20.2%, increasing from $10,781,536 for the three months ended September 30, 2007 to $12,961,259 for the three months ended September 30, 2008.  This increase was due to increased shipping and freight volume and favorable pricing fluctuations.

Cost of Sales and Gross Profit

Our consolidated cost of sales increased $2,565,086, or 10.9%, from $23,584,744 during the nine months ended September 30, 2007 to $26,149,830 during the nine months ended September 30, 2008.  Cost of sales as a percentage of net revenues decreased between periods, from 96% for the nine months ended September 30, 2007 to 94% for the nine months ended September 30, 2008.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during the current year and positive net income.

Consolidated gross profit increased $613,167, from $990,462 for the nine months ended September 30, 2007 to $1,603,629 for the nine months ended September 30, 2008.  Gross profit as a percentage of sales increased from 4% for the nine months ended September 30, 2007 to 6% for the nine months ended September 30, 2008.

Our consolidated cost of sales increased $2,390,539, or 24.7%, from $9,681,560 during the three months ended September 30, 2007 to $12,072,099 during the three months ended September 30, 2008.  Cost of sales as a percentage of net revenues increased between periods, from 90% for the three months ended September 30, 2007 to 93% for the three months ended September 30, 2008.   This increase was primarily due to increased fuel costs between periods.

Consolidated gross profit decreased $210,816, from $1,099,976 for the three months ended September 30, 2007 to $889,160 for the three months ended September 30, 2008.  Gross profit as a percentage of sales decreased from 10% for the three months ended September 30, 2007 to 7% for the three months ended September 30, 2008.

Total Operating Expenses

Total operating expenses increased $694,442, or 153.6%, from $452,033 for the nine months ended September 30, 2007 to $1,146,475 for the nine months ended September 30, 2008.  Operating expense as a percentage of revenue increased from 2% the in the prior year to 4% during the current year.

Total operating expenses increased $389,132, or 243.6%, from $159,716 for the three months ended September 30, 2007 to $548,848 for the three months ended September 30, 2008.  Operating expense as a percentage of revenue increased from 1% the in the prior fiscal year to 4% during the current year.

Total Other Income

Total other income increased $1,131,915 from $10,580 for the nine months ended September 30, 2007 to $1,142,495 for the nine months ended September 30, 2008.  It should be noted that this increase is primarily due to one-time items specifically recorded during the second quarter, the forgiveness of debt and recovery of bad debts previously considered uncollectable. These items materially improved our earnings for the nine months ended September 30, 2008 and eliminated what would have resulted in a loss for the nine months ended September 30, 2008.

Total other expense increased $1,951, or 23% from $8,443 for the three months ended September 30, 2007 to $10,394 for the three months ended September 30, 2008.

Net Income (Loss)

As a result of favorable fluctuations in our gross profit, management and more efficient use of general and administrative expenses, we generated net income of $644,264 in the current year, this represents a $142,291 increase over the nine months ended September 30, 2007 loss of $501,973.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations and otherwise operate on an ongoing basis.

At September 30, 2008, we had working capital of approximately $4,257,135 including cash of approximately $3,871,973 as compared to cash of $1,121,605, as restated, at December 31, 2007. This significant increase in working capital was attributable primarily to the completion of our 2008 Unit Offering completed in April 2008 with net proceeds of approximately $3.3 million.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 Unit Offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital. We believe our current level of working capital and cash generated from operations may not be sufficient to meet our cash requirements for the 2009 year without the ability to attain profitable operations and/or obtain additional financing.

The terms of our 2008 Unit Offering contain certain restrictive covenants which could hinder our ability to raise additional capital. If we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be diluted. There can be no assurance that we will be able to raise the required capital necessary to achieve our targeted growth rates on favorable terms or at all.

Cash used from operating activities totaled $894,784 for the nine months ended September 30, 2008 compared to cash used in operating activities of $83,382 for the nine months ended September 30, 2007.  This overall increase in cash used by operating activities of $811,402 was primarily attributable to paying down accounts payable during the current year.  The largest sources of cash include funding from the following: $917,156 from an increase in advances from customers, $284,905 from an increase in taxes payable, and $267,254 from an increase in other accruals; these sources of cash were offset primarily by the following uses of cash: $2,582,353 from an decrease in accounts payable, $401,531 from an increase in accounts receivable, and $397,843 in prepayments and other current assets.

We used $25,646 of cash for investing activities during the period, all of which were for capital expenditures.

Cash from financing activities totaled $3,495,576 for the nine months ended September 30, 2008, the majority of this cash inflow came from proceeds of the 2008 Unit Offering less related expenses and the proceeds from a convertible note payable issued to a related party.

We maintain cash balances in the United States and China. At September 30, 2008 and December 31, 2007, our cash by geographic area was as follows:

	September 30, 2008		December 31, 2007

United States	$293,125	8%	$215	--%
China	3,578,848	92%	1,121,390	100%
	$3,871,973	100%	$1,121,605	100%

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

Total current assets increased approximately $3,608,565 or 68% at September 30, 2008 over December 31, 2007. This increase was due primarily to our completion of our 2008 Unit Offering in April 2008 with net proceeds to us of approximately $3,360,000. Current assets also reflected a decline in accounts receivable of approximately 21% due to increased collection efforts within Shandong Jiajia during the period. The increase in prepayments and other assets of approximately $397,843 resulted from our making payments in advance to various freight shipping firms to secure cargo space for our customers which reflect our overall efforts in increase the level of operations.

Trade accounts payable declined substantially at September 30, 2008 from our 2007 year end balances. This decline, totaling approximately $2.6 million, was due in part from the forgiveness of debt from two of our vendors relating to our MediaReady operations totaling approximately $764,000 as well as satisfaction of obligations using funds made available from our April 2008 Unit Offering.

Advances from customers totaled $1.6 million at September 30, 2008, an increase of approximately $917,000 over the year end balance. This sharp increase is due to an increase in our overall level of operations and represents advance payment by our customers for contracted cargo shipments that have not been shipped as of September 30, 2008. Upon shipment of these goods and compliance with the related contract terms, these advances will be taken into income in accordance with our revenue recognition policy.

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis,
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

On March 20, 2008 under the terms of our agreement with Shandong Jiajia:

•	We satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock.

•	We converted a $2,521,379 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

These transactions had the effect of reducing our liabilities at September 30, 2008 as compared to December 31, 2007.

Net cash used in operating activities totaled $894,784 for the nine months ended September 30, 2008 as compared to $83,382 for the nine months ended September 30, 2007.  In the 2008 period we used cash to reduce our accounts payable by approximately $2.6 million.

Net cash used in investing activities for the nine months ended September 30, 2008 represented the purchase of fixed assets related to Shandong Jiajia's operations.  We expended $7,301 for equipment in the 2007 period.

Net cash provided by financing activities for the nine months ended September 30, 2008 was primarily attributable to proceeds from our 2008 Unit Offering.  During the comparable period in 2007, proceeds from financing activities was attributable to loans made to us by a principal shareholder, Mr. David Aubel, which such amounts were satisfied in full during the 2008 period through the issuance of 2,864,606 shares of our common stock as described elsewhere herein.

Due from /to Related Parties

At September 30, 2008, we were due $484,915 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand. At September 30, 2008, our unaudited consolidated balance sheet reflects $154,083 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand.

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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	risks from Securities and Exchange Commission litigation;
•	risks from liquidated damages related to warrants sold in our April 2008 offering;
•	the loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries;
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

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission, Part II, Item 1A - Risk Factors of This Form 10-Q and Risk Factors included in our registration statement on Form S-1(File No. 333-151783) filed on June 19, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting due to the failure to properly record equity transactions which has resulted in two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. This material weakness was reported in our December 31, 2007 Form 10-K. Also, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of our Series B Convertible preferred stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007.  This material weakness was not discovered until May 14, 2008, subsequent to the filing of our December 31, 2007 Form 10-K/A.

Subsequent to the filing of the December 31, 2007 Form 10-K/A on May 19, 2008, we discovered  that,  as of December 31, 2007,  we did not have appropriate policies and procedures in place to ensure that the Company: (i) account for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia acquisition, and (iii) account for certain costs related to the Shandong Jiajia acquisition as costs directly associated with the acquisition under the provisions of Statement of Financial Accounting Standard No.141.

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of our annual or interim financial statements could occur that would not be prevented or detected.

These material weaknesses at December 31, 2007 continue at September 30, 2008.  To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses before the filing date of the December 31, 2008 Form 10-K.  Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 24, 2008, the U.S. Securities and Exchange Commission (the “Commission”) filed a civil complaint in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, David Aubel, previously our largest shareholder and formerly a consultant to us, and the company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.  The Commission’s complaint alleges that Mr. Harrell, filed annual and quarterly reports with the Commission that, among other things, materially overstated our revenues and assets and understated our net losses.  The complaint also alleges that Mr. Harrell falsely certified numerous annual and quarterly reports we filed with the Commission that he knew, or was severely reckless in not knowing, contained material misstatements and omissions. The complaint further alleges that from November 2003 to September 2006, Mr. Harrell and Mr. Aubel issued a series of false and misleading press releases announcing our acquisition of another company, the availability of large credit facilities, and an international operating subsidiary. Taking advantage of our artificially inflated stock price, the complaint alleges that Mr. Aubel dumped millions of shares of our stock, acquired at steep discount from us, into the public market in transactions that were not registered under federal securities laws.  The complaint alleges that the conduct of Messrs. Harrell and Aubel and our company constituted violations of various sections of the Securities Act of 1933 ("Securities Act") and the Securities Exchange Act of 1934 ("Exchange Act"). The complaint seeks, among other things, to permanently enjoin the Messrs. Harrell and Aubel and us from engaging in the wrongful conduct alleged in the complaint, disgorgement, civil monetary penalties, and a penny stock bar against Mr. Aubel, civil monetary penalties, a penny stock bar, and an officer and director bar against Mr. Harrell and disgorgement against us.

Our current management had no knowledge of Messrs. Harrell and Aubel’s improper conduct as alleged in the complaint which relate to their actions prior to 2007 involving us when our company was known as Video Without Boundaries, Inc. In December 2007, control of our company, which at the time had changed our name to MediaREADY, Inc., was acquired by principals and other parties unrelated to Messrs. Harrell and Aubel in connection with the acquisition and financing of Shandong Jiajia. After the acquisition of a 51% interest in Shandong Jiajia, we changed our name to China Logistics Group, Inc. Messrs. Harrell and Aubel remain minority shareholders of our company.

We have been cooperating with the Commission in this proceeding and, despite our lack of knowledge of any wrongdoing, agreed in principle with the Commission to settle certain aspects of the lawsuit.  Under the terms of the agreement in principle, we will consent, without admitting or denying the allegations in the Commission's complaint, to the entry of a final judgment of permanent injunction enjoining us from violating certain provisions of the Securities Act and the Exchange Act.  With respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety and amount of disgorgement and prejudgment interest, if any, against us in the event we are unable to reach a mutual agreement with the Commission on such amounts.  While we cannot predict the ultimate outcome of the issue of disgorgement and prejudgment interest, continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are evaluating filing a separate lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission and Risk Factors included in our registration statement on Form S-1(Commission File No. 333-151783) filed on June 19, 2008 and any amendments to these documents. In addition to these risk factors, investors should consider carefully the following additional risk factors before deciding to invest in our common stock.

Risks from SEC Litigation

As a result of the September 24, 2008 complaint filed by the Commission against us and Messrs. Harrell and Aubel as described in Item 1, “Legal Proceedings” of this Form 10-Q, we have agreed in principle to entry of a consent order granting the Commission the injunctive relief it seeks against us. We have been cooperating with the Commission in this proceeding and are still in settlement discussions with the Commission regarding disgorgement and prejudgment interest sought by the Commission.  In the event we are unable to reach an agreement with the Commission with respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety of such amounts, if any.  In addition, the pending lawsuit with the Commission may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the Commission injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

Risks from Liquidated Damages

In connection with our April 2008 offering in which we raised gross proceeds of $3,778,250 (the “April 2008 Offering”), we sold 15.113 units at an offering price of $250,000 per unit.  Each unit consisted of 1,000,000 shares of our common stock, five year Class A warrants to purchase 1,000,000 shares of our common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share.  The terms of the warrants and subscription agreement that were part of the April 2008 Offering provided that in the event a registration statement covering the common stock underlying the warrants was not declared effective by October 25, 2008, 180 days following the closing date of the April 2008 Offering, we are required to pay liquidated damages to the warrant holders of $257,000 per month up to a maximum of $3,084,000 (an amount equal to 2% for each 30 days of the $12,850,000 aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants).  Although we filed a registration statement covering the common stock under the warrants on June 19, 2008 and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, the registration statement was not declared effective.  We are unable to predict when we will obtain effectiveness of the registration statement.  In addition, the transaction documents also provide for the payment of liquidated damages to the investors if we should fail to be a current reporting issuer and/or to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the Class A and B warrants. While we will seek to reduce or eliminate the amount of the liquidated damages through a mutual agreement with the investors in the April 2008 Offering, we cannot predict the ultimate outcome of our efforts.  Consequently, continued delays in obtaining effectiveness of our registration statement will result in significant expenses, management distraction and liquidated damages, which will have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

No.	Description
4.3	Form of warrant (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company’s Form 8-K filed with the Commission on April 24, 2008 (Commission File No. 000-31497)).
10.11	Promissory Note in the principal amount of $561,517.27 dated January 1, 2003 between Video Without Boundaries, Inc. and David Aubel
10.12	Security Agreement made as of May 23, 2001 between ValuSales.com, Inc. and David Aubel.
10.13
Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 8-K filed with the Commission on April 24, 2008 (Commission File No. 000-31497)).

10.14	Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel.
10.15	Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 22, 2008

CHINA LOGISTICS GROUP, INC.

By:	/s/ Wei Chen
Wei Chen
Chief Executive Officer, Principal Financial and Accounting Officer