Form 10-K/A
period 2007-12-31
China Logistics Group Inc
filed 2008-12-24
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A (AMENDMENT NO. 2)
———————
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____
Commission file number: 000-31497
———————
CHINA LOGISTICS GROUP, INC.
(Name of registrant as specified in its charter)
———————

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 Alondra Boulevard, Suite 108, Paramount, California	90723
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (562) 408-3888

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,394,894 shares of common stock are issued and outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form   (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 2 to amend its Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on May 19, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the year ended December 31, 2007 (the “December 31, 2007 Financial Statements”).

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

On March 11, 2008, we changed our name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a 1 for 40 reverse stock split of our common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of our December 31, 2007 financial statements, we should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the 1 for 40 reverse stock split.

This Form 10-K/A (Amendment No. 2) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 2) consist of all other Items originally contained in our Form 10-K for the year December 31, 2007 as filed on April 15, 2008 and our Form 10-K/A as filed on May 19, 2008.  This Form 10-K/A (Amendment No. 2) supersedes in its entirety our Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008 and our Form 10-K/A filed on May 19, 2008.  Subsequent to the filing of our Form 10-K/A on May 19, 2008, Mr. V. Jeffrey Harrell resigned as our sole officer and director in July 2008 and Messrs. Wei Chen and Hui Lu were appointed executive officers and directors of the Company.  Accordingly, this Form 10-K/A (Amendment No. 2) does not reflect the change in our management or other events occurring after the filing of the Form 10-K/A, except as may be specifically required as a result of the restatement of the financials described above.  This Form 10-K/A (Amendment No. 2) also does not disclose the pending action against the Company by the Securities and Exchange Commission as described in its Current Reports on Form 8-K filed on October 1, 2008 and October 15, 2008.  Readers are cautioned to review all of the Company’s filings made with the Securities and Exchange Commission for additional information about the Company which occurred subsequent to the date of the filing of the Form 10-K for the year ended December 31, 2007 filed on April 15, 2008.

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

OTHER PERTINENT INFORMATION

All share and per share information contained in this annual report, as amended, gives proforma effect to the 1 for 40 reverse stock split of our outstanding common stock effective at close of business on March 11, 2008.

AVAILABLE INFORMATION

Our principal executive offices are located at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723, and our telephone number at this location is (562) 408-3888.  We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 Fifth Street N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission. We maintain a website with the address www.chinalogisticsinc.com. We are not including information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K/A (Amendment No. 2). We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to successfully transition the internal operations of a privately held Chinese company to a subsidiary of a U.S. publicly held company, our ability to continue as a going concern due to our weak financial condition, continuing weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial condition, our dependence on third parties for equipment and services essential to operate our business, our reliance on overseas cargo agents to provide services to us and our customers, the impact of credit risks in the operation of our business and our operating profits, intense competition in the freight forwarding and logistics industries, the impact of a worldwide economic downturn and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in "Item 1A. - Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.          BUSINESS.

Historically, since 2003 we provided products and services in the home entertainment media-on-demand marketplace to produce and distribute interactive consumer electronics equipment to provide streaming digital media and video on demand (VOD) services.  While we devoted significant time and resources to the development of our business model, our success was limited due in part to the significant competition in our target segment. Like many small public companies, we encountered significant difficulties in raising adequate capital and the professional fees associated with our reporting obligations under Federal securities laws continued to increase.

On December 31, 2007 we entered into a transaction with the owners of Shandong Jiajia, whereby we acquired a 51% interests in that entity in exchange for a combination of cash and equity.  For accounting purposes, the transaction, which is described in greater detail later in this section under “History of our Company,” was treated as a reverse acquisition with Shandong Jiajia being the accounting acquirer and our company the legal survivor.  Shandong Jiajia, operating since 1999, is a non-asset based international freight forwarder and logistics manager located in the People’s Republic of China (the “PRC”).  Shandong Jiajia’s operations now constitute all the operations of our company. The decision to enter into the transaction with Shandong Jiajia was heavily influenced on its geographic location.  Our management believed that a freight forwarder based in China would be in a position to take advantage of economic growth while our status as a U.S. public company could provide access to the capital markets for funds to expand its operations and enable it to compete more effectively.  There are no assurances, however, that these assumptions will prove correct.

Overview

Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard International Standards Organization, or ISO , shipping containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owning these assets to provide transportation services required for shipping freight on behalf of its customers.

Headquartered in Qingdao, China, Shandong Jiajia has branches in Shanghai, Xiamen and TianJin with two additional offices in Lianyungang and Rizhao. Shandong Jiajia has 87 employees and partners with agents in North America, Europe, Australia, Asia, and Africa. Typically approximately 60% of Shandong Jiajia's revenues are generated from existing, repeat customers and the remaining 40% are from new customers. Of the new customers, Shandong Jiajia salesmen generate approximately 20%, the remaining 20% are referrals from third party agents.

The Chinese Freight Forwarding Industry

In China, the freight forwarding industry began to develop in the early 1980s following the China Reform policy. In 1983, Sinotrans Ltd. was the only international freight forwarder registered with the China Ministry of Foreign Trade and Economic Cooperation. By 2006, China had approximately 6,000 international freight forwarders registered with China Ministry of Commerce and approximately 30,000 unregistered freight forwarders operated by individuals or small businesses. The industry boom is attributed to increasing international trade and relaxed regulation by the Chinese government. China surpassed the United States as the world's second-largest exporter in the middle of 2006, according to figures released by the World Trade Organization.[1] For the full year of 2007, the international trade has hit $2,173.8 billion in 2007 an increase of 23.5% from 2006[2], which finished above the US in the 2007 totals. The value of exports was US $1,218 billion up by 25.7%, while that of imports went up by 20.8% to touch US $955.8 billion[3]. Since it joined the WTO in 2002, China has enjoyed an annual increase rate above 20% for the successively six years[4] At current growth rates, China is projected to overtake Germany as the world's biggest exporter in 2008[5] ..

———————
[1]           http://www.chinadaily.com.cn/china/2007-04/12/content_849420.htm
[2]           http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
[3]           http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
[4]           http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
[5]           http://www.chinadaily.com.cn/china/2007-04/12/content_849420.htm

Shandong Jiajia's services

The typical freight forwarding service package provided by Shandong Jiajia includes goods reception, space reservation, transit shipment, consolidate traffic, storage, multimodal transport and large scale transport such as export of large mechanical equipment. Shandong Jiajia provides freight forwarding services for a wide variety of merchandise and it has experience in handling various types of freight such as refrigerated merchandise, hazardous merchandise and perishable agricultural products.

To accommodate Shandong Jiajia's customers shipping needs, it can either facilitate the shipment of a full container or, if the shipment is less than a full container-load, it will co-load a customer's merchandise with other customers or freight forwarders to create a full container. Containers are in sizes of either 20 foot or 40 foot, each are used for ocean freight, and a 20 foot container can carry 17.5 metric tons of merchandise while a 40 foot container can carry 22 metric tons of merchandise. For full container loads, as part of its normal services, Shandong Jiajia will deliver the empty container to a customer’s factory and the customer loads the merchandise. Shandong Jiajia then transports the container to the port of departure for customs clearance. Once the clearance is obtained, Shandong Jiajia loads the containers on to the ship and issues the bill of lading and service invoice to its customer.

For shipment of less than full container loads merchandise which will be co-loaded with merchandise from other customers or freight forwarders, Shandong Jiajia's customers may either request that the merchandise be picked up at its factory or deliver the merchandise directly to a warehouse in Shanghai. Upon receipt at the warehouse, Shandong Jiajia will store the merchandise until a sufficient quantity of other merchandise is received to fill the particular container. Generally, the merchandise is in storage for 30 days or less. An unrelated third party owns the warehouse and Shandong Jiajia pays for space on an as-used basis depending upon the size, quantity and duration. The cost is included in the amount charged the customer for the shipment. Thereafter, the procedure for completing the shipment is similar to that which is described above for full container load shipments from a customer.

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

Once the ship departs port, Shandong Jiajia tracks the status utilizing web-based tracking software provided by each particular shipping agency and provides periodic updates to customers on both the shipping and receiving end of the transaction. Typically payment is delineated in the initial order. Shandong Jiajia will either collect payment for its services from:

•	the shipper when the merchandise departs if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis, or
•	from the recipient when merchandise arrives at destination port if the trade pricing term is on a FOB (free on board) basis.

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

Shandong Jiajia does not require a deposit to engage its services. Sales of its freight forwarding services are generally made on credit. Fees are denominated in the Chinese Reminbi, the functional currency of the PRC, and shipping costs charged by the various shipping companies are denominated in U.S. dollars. Historically, Shandong Jiajia's existing customers generally settle their accounts receivable within 30 days after they receive a commercial invoice. In the pricing terms of CIF and CFR, new customers are required to make the payment in order to obtain one original copy of bill of lading from Shandong Jiajia. The customer submits the bill of lading to the bank to settle the foreign exchange in its account. In FOB pricing term, Shandong Jiajia issues a delivery order to its agent at the port of destination.

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

Government Regulation

Shandong Jiajia is required to comply with the Customs Law established by the People's Republic of China, which establishes regulations related to import/export of merchandise from or to China. The regulations define the criteria of supervision and monitoring in the transport of merchandise to and from China.

Previously, each year Shandong Jiajia was required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as Shandong Jiajia, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. Shandong Jiajia completed the required registrations since enactment of the new regulation..

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations and could cause our company to cease operations.

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

History Of Our Company

We were incorporated in the State of Florida on March 19, 1999 originally under the name ValuSALES, Inc. to create a single-source Internet solutions company providing internet and technology products and services to various sized customers.  We had no operations until July 20, 1999 when we purchased assets consisting of property and equipment and inventory for an aggregate purchase price of $75,000. On December 1, 1999, we sold shares of our common stock and used the proceeds to acquire September Project II Corp., an inactive entity. For accounting purposes, the acquisition was treated as a capital transaction rather than a business combination. In conjunction therewith, we merged with September Project II Corp. with that entity as the surviving entity named ValuSALES.com, Inc. Following this transaction, we provided Internet and technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our divisions included e-business solutions, marketing and advertising, streaming video technology, and Internet mortgage banking.  In November 2001 we changed our name to Video Without Boundaries, Inc.

In 2001 we began operating in only one segment.  During 2002 we discontinued our previous operations and began to reposition our company within the home entertainment media-on-demand marketplace to become a producer and distributor of interactive consumer electronics equipment to provide streaming digital media and video on demand (VOD) services.

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electronic products. The principal terms of the agreement provided that we would acquire all of the issued and outstanding shares of Graphics Distribution, Inc. for a purchase price of $1,500,000 plus the issuance of 25,000 shares of our common stock. Additional consideration included in this stock purchase agreement required our company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the payment terms under the stock purchase agreement. At closing, we tendered our initial deposit of $350,000, but thereafter we defaulted on the remaining balance due and as well as the collateralization provision.

In August 2006 we changed our name to MediaREADY, Inc. in an effort to provide better corporate branding for our company.

In September 2007, we engaged Capital One Resource Co., Ltd. to provide introductions and advice to us as it related to general business activities, including mergers and acquisitions, business combinations and financial management.  Capital One Resource Co., Ltd., a subsidiary of China Direct, Inc. (NasdaqGM: CDS), provides consulting services to both Chinese entities seeking access to the U.S. capital markets and North American entities seeking business opportunities in the PRC.  As a result of the advisory services provided to our management, we determined to concentrate our focus on a potential business combination with a Chinese company as a means of benefiting from the then continued economic expansion of the PRC in general and of businesses in various industries within that country.

Shandong Jiajia was initially identified as a PRC based company in search of capital to expand its operations by Mr. Weidong Wang.  Mr. Wang, who had a business relationship with Dragon Venture (Shanghai) Capital Management Co., Ltd., brought the company to the attention of that entity that in turn brought it to the attention of Capital One Resource Co., Ltd.  Thereafter, China Direct, Inc. assisted us with the negotiations with Messrs. Chen and Liu, including providing translation services as well as advice on the restructure of our balance sheet, and coordinated the efforts of legal, accounting and auditing service providers related to the completion of the acquisition of Shandong Jiajia.  The definitive terms of the transaction were reached after negotiations by us with Messrs. Chen and Liu.  Messrs. Chen and Liu, who were unrelated parties to us prior to the transaction, are unrelated parties to both China Direct, Inc. and Capital One Resource Co., Ltd.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia and its sole shareholders Messrs. Hui Liu and Wei Chen, pursuant to which we acquired a 51% interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A preferred stock and we agreed contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:

·           the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and

·           the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of our agreement to acquire a 51% interest in Shandong Jiajia, Mr. David Aubel, a principal shareholder of the Company, agreed to personally assume any and all liabilities which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc. Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the Shangdong Jiajia acquisition agreement as Messrs. Liu and Chen who were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the acquisition of Graphics Distribution, Inc.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 will be converted into shares of our common stock at conversion rates of $.018 and $.02 per share (before giving effect to the 1 for 40 reverse stock split), respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities, which are to be converted, is approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our CEO and President, and $2,521,379 due to Mr. David Aubel under a convertible note and a loan. At the time of the agreement with Shandong Jiajia, we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions

Pursuant to the terms of the December 31, 2007 Shandong Jiajia acquisition agreement, Mr. V. Jeffrey Harrell, then our CEO and President, converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition, pursuant to the December 31, 2007 Shandong Jiajia acquisition agreement Mr. Aubel converted a $2,521,379 loan due him from the Company into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The Company entered into conversion agreements with Messrs. Harrell and Aubel effective March 20, 2008 to memorialize these conversions.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

This number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on the Company’s books owed to Mr. Aubel in the amount of $2,291,685 divided by an agreed upon prior to the 1 for 40 reverse stock split price of $0.02 per share ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,379, an increase in the amount owed from September 20, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,379 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of the Company’s common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

In connection with the Shandong Jiajia acquisition, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B preferred stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B preferred stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B preferred stock valued at $2,016,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares of Dragon Capital Group Corp. Finally, we are obligated to issue China Direct Investments, Inc., a subsidiary of China Direct, Inc., an additional 450,000 shares of our Series B preferred stock, valued at $3,780,000, as compensation for its services to us in conjunction with the transaction pursuant to the terms of a consulting agreement entered into in December 2007. Upon issuance, these shares of Series B preferred stock will be immediately convertible into 4,500,000 shares of our common stock.

On January 28, 2008 we amended the acquisition agreement with Shandong Jiajia to issue Mr. Chen 120,000 shares of our Series B preferred stock with a fair value of $960,000 and three year options to purchase an additional 80,000,000 shares of our common stock with a fair value of $480,000 at an exercise price of $0.0075 per share as additional consideration for the acquisition of a 51% interest in Shandong Jiajia. We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for Shandong Jiajia was more favorable to us.  Mr. Chen, Shandong Jiajia’s principal owner prior to our acquisition of Shandong Jiajia, is also its general manager and his continued active involvement in the operations of that company was crucial to the integration of its operations with us.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represent all of our business and operations following the transaction.

In order to facilitate the approval by the Chinese authorities of our acquisition of Shandong Jiajia, we entered into another amendment to the acquisition agreement effective on March 13, 2008 that provided for:

•           instead of contributing all $2,000,000 to Shandong Jiajia's registered capital, we agreed to contribute $1,040,816 to increase the registered capital and the remaining $959,184 will be made available to Shandong Jiajia for working capital purposes, and

•           the date by which Shandong Jiajia is required to satisfy certain conditions to the delivery of such funds has been extended to April 30, 2008.

We will be required to raise capital from the sale of our securities to provide the funds necessary to meet this obligation. While we do not presently have any firm commitments to provide such capital, we reasonably believe we will be able to raise such funds prior to April 30, 2008.

On January 28, 2008 we also amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. whereby we reduced the finder’s fee payable to it from 352,500 shares of the Company’s Series B preferred stock to 240,000 shares.

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

Risks Relating to Overall Business Operations

WE HAVE RECENTLY EXPANDED OUR BUSINESS THROUGH THE ACQUISITION OF A MAJORITY OWNERSHIP INTEREST IN SHANDONG JIAJIA WHICH IS LOCATED IN THE PRC. OUR MANAGEMENT, WHO ARE ALSO LOCATED IN THE PRC, MAY NOT BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF A PRIVATELY HELD CHINESE COMPANY TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY.

On December 31, 2007 we entered into an agreement to acquire a 51% interest in Shandong Jiajia. The original owners of Shandong Jiajia continue to own the remaining 49% interest and since July 2008 have served as our sole executive officers and directors. Our acquisition of Shandong Jiajia provides certain challenges for our company, including, among others:

·           none of the members of our management have any experience in operating a U.S. public company and the costs associated therewith may adversely impact our operating results, and,

·           we will need to upgrade the internal accounting systems at Shandong Jiajia, as well as educating its staff as to the proper collection and recordation of financial data to ensure that we can continue to file our annual, quarterly and other reports with the Securities and Exchange Commission on a timely basis.

 There can be no assurance that there will not be substantial costs associated with upgrading of the accounting systems at Shandong Jiajia and the establishment of disclosure controls necessary to ensure that the reports we file with the Securities and Exchange Commission are filed on a timely basis, either of which could have a material adverse effect on our future operating results. If we are unable to properly and timely upgrade the disclosure and accounting operations of Shandong Jiajia, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board, which could adversely affect a shareholder's ability to resell their investment in our company.

In addition, the acquisition by us of a 51% interest in Shandong Jiajia requires the approval of the Chinese government. While we believe that the structure of the transaction in which we agreed to contribute registered capital to Shandong Jiajia in an amount equal to the membership interests we acquired will be approved by the proper governmental agency, there are no assurances we are correct. If the transaction were not approved we would be required to unwind the acquisition. As it is anticipated that Shandong Jiajia will represent the sole portion of our operations in future periods, if we were required to unwind the transaction the result on our future operations would be materially adverse. In addition, under the terms of the transaction with Shandong Jiajia we agreed to provide an aggregate of $1,040,816 to that company by April 30, 2008 as partial consideration for our purchase of a controlling interest. We do not presently have such funds. While we do not presently have any firm commitments to provide such capital, we reasonably believe we will be able to raise such funds prior to April 30, 2008. We have begun preliminary discussions with potential investors and expect we will be able to secure investment capital prior to April 30, 3008. In the event we are unable to secure sufficient resources we will need to revise the terms of our agreement with Shandong Jiajia. This may include a reduced investment resulting in a reduced interest in Shandong Jiajia.

HISTORICALLY OUR WEAK FINANCIAL CONDITION RAISED SUBSTANTIAL DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THERE ARE NO ASSURANCES THAT THE RESULTS FROM SHANDONG JIAJIA WILL BE SUFFICIENT IN FUTURE PERIODS TO PAY OUR OPERATING EXPENSES.

We have incurred substantial operating and net losses, as well as negative operating cash flows, since our inception through December 31, 2007. We acquired a 51% interest in Shandong Jiajia on December 31, 2007. Our results of operations for 2007 do not include any results for the operations of Media Ready. Our operating results for future periods will include a significant increase in revenues which will be attributable to the operations of Shandong Jiajia, as well as significant increases in expenses related to that company. Although the resignation in July 2008 of our former CEO substantially reduced our overhead expenses, there are no assurances that our revenues will be sufficient in future periods to pay our operating expenses or that we will ever achieve profitability on a consolidated basis in the future.

WE HAVE MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH HAVE LEAD TO A RESTATEMENT OF OUR 2007 FINANCIAL STATEMENTS. THERE IS MORE THAN A REMOTE LIKELIHOOD THAT OUR FINANCIAL STATEMENTS WILL CONTAIN ERRORS IN FUTURE PERIODS.

Upon completion of an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as well as management's assessment of the effectiveness of our internal control over financial reporting at December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002 our management concluded that neither our disclosure controls and procedures nor our internal control over financial reporting were effective. In addition, management's assessment of the effectiveness of our internal control over financial reporting at December 31, 2007 excluded the operations of Shandong Jiajia. Given that those operations are in the PRC it is likely that had Shandong Jiajia been included in the assessment our management would have determined we had additional material weaknesses in our internal control over financial reporting. Subsequent to December 31, 2007 we were required to restate our December 31, 2007 financial statements because of an error in those financial statements.

Neither our sole officer and director at the time of the restatement nor our current executive officers and directors are accountants and we have historically relied upon the services of outside accountants. In addition, Shandong Jiajia has an inadequate number of personnel with the requisite expertise in U.S. generally accepted accounting principles to ensure the proper application thereof. PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Until such time as we are able to supplement the accounting staff at Shandong Jiajia, it is possible that accounting errors will occur which are not prevented or detected. Accordingly, due to the nature of the material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that additional material misstatements of our annual or interim financial statements could occur.

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

All of Shandong Jiajia's assets and operations are in China and these assets represent all of our assets. In addition, all of Shandong Jiajia's executive officers and directors reside within China. As a result, it may not be possible to effect service of process within the United States upon these executive officers or directors, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions under U.S. federal securities laws or applicable state securities laws. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

FLUCTUATION IN THE VALUE OF THE RENMINBI (RMB) MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Shandong Jiajia's revenues and costs and its assets are denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position in future periods. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to Shandong Jiajia, to the extent that it might need to convert U.S. dollars into RMB for such purposes. These increased costs would result in greater operating expenses to us and could increase our operating loss in future periods.

ALL OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

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

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Shandong Jiajia.

A SLOWDOWN IN THE CHINESE ECONOMY OR AN INCREASE IN ITS INFLATION RATE MAY ADVERSELY IMPACT OUR REVENUES.

The Chinese economy has grown at an approximately 9% rate for more than 25 years, making it the fastest growing major economy in recorded history. In 2007, China’s economy grew by 11.4%, the fastest pace in 11 years. While China’s economy has grown, inflation has also recently become a major issue of concern. In March 2007, China’s central bank, the People’s Bank of China, announced that the bank reserve ratio would rise half a percentage point to 15.5% in an effort to reduce inflation pressures hours after Premier Wen Jiabao highlighted inflation as a major concern for the government. China’s consumer price index growth rate reached 8.7% year over year in 2008.

We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on Shandong Jiajia's business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of a variety of industries in China that use or would be candidates to use Shandong Jiajia's services.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

·           quarantines or closures of some of our offices, which would severely disrupt Shandong Jiajia's operations,

·           the sickness or death of its key officers and employees, or

·           a general slowdown in the Chinese economy.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

Because all of our revenues in future periods will be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

At March 31, 2008 we had 19,394,894 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into shares of our common stock, were outstanding:

·           up to 4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible preferred stock which we are obligated to issue under the terms of an agreement; and

·           2,000,000 shares of our common stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.30 per share.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted a Code of Business Conduct and Ethics, none of the members of our board of directors are considered independent directors and we have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. It is possible that if we were to expand our board of directors to include independent directors and adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, because our current board of directors is comprised of our executive officers, subject to their fiduciary duty obligations, these individuals have the ability to make decisions regarding their compensation packages, transactions with related parties and corporate actions that could involve conflicts of interest.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few broker or dealers are likely to undertake these compliance activities.  Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                PROPERTIES.

We lease 668 square feet of office space from an unrelated third party at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723 for a two-year term expiring April 30, 2010. This office serves as our United States office.  The monthly rate for the facility is $5,000, which includes office furniture, supplies, equipment and utility services.

Shandong Jiajia’s China headquarters occupy approximately 1,776 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on December 31, 2008. The annual rent is approximately $20,346 (RMB 150,562). Shandong Jiajia expects to renew this lease upon expiration upon similar terms.

Shandong Jiajia's branches and offices also rent various office spaces throughout China as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Expiration of Lease
Shanghai Branch Shanghai	7,008	$64,140 (RMB 674,063)	May 31, 2009
Xiamen Branch Xiamen City, Fujian Province	1,026	$1,459 (RMB 10,800)	December 31, 2008
Lianyuangang office Lianyuangang City, Jiangsu Province	1,184	$4,054 (RMB 30,000)	March 15, 2009
Rizhao office Rizhao City, Shandong Province	1,076	$1,054 (RMB 7,800)	October 11, 2008

Shandong Jiajia expects to renew the lease for the Shanghai Branch at expiration upon similar terms. The leases for the Xiamen Branch and Lingyuangag City office are with unrelated third parties

ITEM 3.          LEGAL PROCEEDINGS.

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

In March 2008 we also issued Mr. David Aubel 2,864,606 shares of our common stock in satisfaction of $2,521,379 due him under a convertible note and a loan. Mr. Aubel, a principal shareholder of our company, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Finally, in March 2008 the holders of shares of our Series A Convertible preferred stock and Series B Convertible preferred stock converted those shares into shares of our common stock pursuant to the designations, rights and preferences of those securities, including:

·           three individuals, who included Messrs. Wei Chen and Hui Liu, minority shareholders, officers and directors of Shandong Jiajia, who owned 1,000,000 shares of our Series A Convertible preferred stock converted those shares into an aggregate of 2,500,000 shares of our common stock; and three individuals and two entities, which included Mr. Chen, who owned 725,000 shares of Series B Convertible preferred stock converted those shares into an aggregate of 8,450,000 shares of our common stock.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are on a calendar year, as such the year ended December 31, 2006 is referred to as “2006” and the year ended December 31, 2007 is referred to as “2007”.

Overview

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

In the fourth quarter of 2007, because our management did not believe the outlook for either our ability to generate any significant revenues or our ability to raise adequate capital would improve, our management elected to pursue a business combination with a private Chinese based operating company in an effort to improve shareholder value.  Our management believed the best way to improve both the long-term market price of our common stock and our overall long-term business prospects would be through the acquisition of a company with historical operations and revenues in an industry with growth potential.  On December 31, 2007, we acquired a 51% interest in Shandong Jiajia, a non-asset based international freight forwarding and logistics manager located in the PRC. The business and operations of Shandong Jiajia now represent all of our business and operations.

For accounting purposes, the transaction with Shandong Jiajia was treated as a reverse acquisition with Shandong Jiajia being the accounting acquirer and our company being the legal survivor.  All revenues for 2006 and 2007 relate to the operations of Shandong Jiajia from its freight forwarding and logistics management business. All historical data of our operations prior to the acquisition of Shandong Jiajia on December 31, 2007 have been excluded.

Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard International Shipping Organization ("ISO") shipping containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owing these assets to provide transportation services required for shipping freight on behalf of its customers.

Results Of Operations

The following table provides certain comparative information based on our consolidated results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006	$ Change	% Change

Sales	$35,298,453	$30,311,924	$4,986,529	16.5%
Cost of Sales	34,036,196	30,884,771	3,151,425	10.2%
Gross Profit	1,262,257	(572,847)	1,835,104	320.3%
Selling Expenses	37,546	35,350	2,196	6.2%
General and Administrative Expenses	498,831	876,926	(378,095)	(43.1)%
Total Operating Expenses	536,377	912,276	(375,899)	(41.2)%
Income (loss) from Operations	725,880	(1,485,123)	2,211,003	148.9%
Total Other Income	13,575	18,812	(5,237)	(27.8)%
Net Income (Loss)	$347,948	$(1,476,700)	$1,824,648	123.6%

Other Key Indicators

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Other Key Indicators:
Cost of Sales as a percentage of Sales	96%	102%
Gross Profit Margin	4%	(2)%
Selling Expenses as a percentage of Sales	0%	0%
General and Administration Expenses as a percentage of Sales	1%	3%
Total Operating Expenses as a percentage of Sales	2%	3%

Sales

Our consolidated sales for the year ended December 31, 2007 were up $4,986,529 or approximately 16.5%, increasing from $30,311,924 for the year ending December 31, 2006 to $35,298,453 for the year ending December 31, 2007.  This increase was due to an overall increase in shipping and freight volume between the periods.

Cost of Sales and Gross Profit

Our consolidated cost of sales increased $3,151,425, or 10.2%, from $30,884,771 during the year ended December 31, 2006 to $34,036,196 during the year ended December 31, 2007.  Cost of sales as a percentage of net revenues decreased between periods, from 102% for the year ended December 31, 2006 to 96% for the year ended December 31, 2007.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during 2007 and positive net income.

Consolidated gross profit increased $1,835,104, from a gross loss of $572,847 for the year ended December 31, 2006 to a gross profit of $1,262,257 for the year ended December 31, 2007.  Gross profit as a percentage of sales increased from a loss of 2% for the year ended December 31, 2006 to a profit of 4% for the year ended December 31, 2007.

Total Operating Expenses

Total operating expenses decreased $375,899, or 41.2%, from $912,276 for the year ended December 31, 2006 to $536,377 for the year ended December 31, 2007.  Operating expense as a percentage of revenue decreased from 3% during 2006 compared to 2% in 2007.

Total Other Income

Total other income decreased $5,237, or 27.8% from $18,812 for the year ended December 31, 2006 to $13,575 for the year ended December 31, 2007.

Net Income (Loss)

As a result of favorable fluctuations in our gross profit margin and the reduction in general and administrative expenses, we generated net income of $347,948 in 2007, this represents a $1,824,648 increase over the loss of $1,476,700 in 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007, we operated under a working capital deficit of $3,300,162 as compared to a deficit of $180,695 at December 31, 2006.

At December 31, 2007, we had $1,121,605 in unrestricted cash and an accumulated deficit since inception of $313,084.

Cash provided from operating activities totaled $255,903 for the  year ended December 31, 2007 compared to cash used in operating activities of $199,473 for the  year ended December 31, 2006.  This overall increase in cash provided by operating activities of $455,376 was primarily attributable to positive income for the current year.  The largest sources of cash include funding from the following: $532,859 from an increase in accrued liabilities and $421,333 from an increase in advances from customers; these sources of cash were offset primarily by the following uses of cash: $1,029,756 from an increase in accounts receivable, $419,940 from an increase in due from related parties, and $162,440 to pay down other payables.

We used $13,504 of cash for investing activities during 2007, all of which were for capital expenditures.

The Company believes that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. As described elsewhere herein, under the terms of the December 31, 2007 agreement to acquire a 51% interest in Shandong Jiajia (the "Share Exchange Agreement") we are required to contribute $1,040,816 in additional registered capital to Shandong Jiajia by April 30, 2008 and to make an additional $959,184 available for working capital by that date. We do not presently have the funds necessary to satisfy this contractual commitment and are reliant on our ability to raise the capital through a private placement of our securities. We are currently negotiating with investors and while we reasonably believe we will be able to close the transaction prior to April 30, 2008 any failure on our part to do so will result in a default under the terms of the Share Exchange Agreement. In addition, Shandong Jiajia's operations have not historically been profitable and it is likely we will need additional capital to fund our operating losses as well as any future operating losses at Shandong Jiajia. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent registered public accounting firm has included a statement in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain Securities and Exchange Commission rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Potentially issuable shares for the year ended December 31, 2006 were anti-dilutive and not included in diluted earnings per share.

Earning per share presented for the years ended December 31, 2007 and 2006 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 and Topic 13 in our revenue recognition policy.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is filed or determinable, and collectability is reasonably assured.

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 103) “Reporting Comprehensive Income” to recognize the elements of comprehensive income.  Comprehensive income is comprised of net income and all changes to the statement of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive income included net income and foreign currency translation adjustments.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses.  We, therefore, absorbed all losses applicable to a minority interest where applicable.  If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

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

Off Balance Sheet Arrangements

Under Securities and Exchange Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

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

 ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses set forth below in “Management’s Annual Report on Internal Control Over Financial Reporting,” the Company’s disclosure controls and procedures were not effective as the Evaluation Date.  Our evaluation included business activities which were part of our Company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded business is Shandong Jiajia which was acquired on December 31, 2007 and represents 100% of our consolidated net revenues and net income for 2007. Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective, due to the failure to properly record equity transactions which has resulted in several material weaknesses.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Subsequent to the filing of the December 31, 2007 Form 10-K/A on May 19, 2008, we discovered  that,  as of December 31, 2007,  we did not have appropriate policies and procedures in place to ensure that we: (i) account for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia acquisition, and (iii) account for certain costs related to the Shandong Jiajia acquisition as costs directly associated with the acquisition under the provisions of Statement of Financial Accounting Standard No.141.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

·           compliance with laws, rules and regulations,
·           conflicts of interest,
·           insider trading,
·           corporate opportunities,
·           competition and fair dealing,
·           discrimination and harassment,
·           health and safety,
·           record keeping,
·           confidentiality,
·           protection and proper use of company assets,
·           payments to government personnel,
·           waivers of the Code of Business Conduct and Ethics,
·           reporting any illegal or unethical behavior, and
·           compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

·           disclosures made in our filings with the Securities and Exchange Commission,

·           deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,

·           conflicts of interests, and

·           knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 7300 Alondra Boulevard, Suite 108, Paramount, California 90723, Attention: Corporate Secretary.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

·           understands generally accepted accounting principles and financial statements,

·           is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

·           has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

·           understands internal controls over financial reporting, and

·           understands audit committee functions.

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

 ITEM 11.           EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed year for

·           our principal executive officer or other individual serving in a similar capacity,

·           our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. In the case of our company this includes the executive officers of our Shandong Jiajia subsidiary, and

·           up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

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

———————
(1)           During 2007 Mr. Harrell converted $193,500 of accrued but unpaid compensation into 135,000 shares of our common stock. At December 31, 2007 we owed Mr. Harrell an aggregate of approximately $419,000 of accrued but unpaid compensation. Pursuant to the terms of the Share Exchange Agreement, on March 20, 2008 he converted all amounts due him into 581,247 shares of our common stock in full satisfaction of those obligations.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2008, there were 19,394,894  shares of our common stock issued and outstanding after giving effect to our 1 for 40 reverse stock split. Our common stock is our only class of voting security. The following table sets forth information known to us as of April 2, 2008 relating to the beneficial ownership of shares of our voting securities by:

·           each person who is the beneficial owner of more than 5% of the outstanding shares of voting securities;

·           each director;

·           each named executive officer; and

·           all named executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of 7300 Alondra Boulevard, Suite 108, Paramount, California 90723.

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

4           The shares of our common stock shown beneficially owned by China Direct, Inc. includes:

·           4,750,000 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of China Direct, Inc.,

·           62,500 shares of common stock held of record by China Direct Investments, Inc., a wholly owned subsidiaries of China Direct, Inc., and

·           450,000 shares of Series B preferred stock to be issued to China Direct Investments, Inc. which has no voting rights but is convertible at the option of the holder into 4,500,000 shares of common stock. Under the terms of the consulting agreement entered into with China Direct, Inc. in December 2007, we agreed to issue it 450,000 shares of our Series B preferred stock as compensation for services to be rendered, which such shares are to be issued on or before June 30, 2008. However, as pursuant to the terms of the agreement even if the agreement should be terminated prior to its expiration such compensation will be payable, under the rules of the Securities and Exchange Commission, China Direct Investments, Inc. is deemed to beneficially own such securities.

China Direct, Inc.'s address is 431 Fairway Drive, Deerfield Beach, Florida 33441. Dr. James Wang and Mr. Marc Siegel, executive officers of China Direct, Inc., hold voting and dispositive control over securities owned by China Direct, Inc. in their capacities of Chief Executive Officer and President, respectively.

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

6           Mr. Aubel's address is 4901 NW 17th Way, Fort Lauderdale, FL 33309.

7           Ms. Gong's address is Room 501, No. 19 Lane, Tianshan Road, Shanghai, 20051

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time Mr. David Aubel, a principal shareholder of our company, has provided funds to us to pay our operating costs. During 2007 Mr. David Aubel, a principal shareholder of our company, paid $185,336 in our overhead costs. At December 31, 2007 we owed him $2,373,179 under a note. The note, which bore interest at 8% per annum, was due on demand and collateralized by all of our assets. In 2007 we recorded interest of $201,583 on this note. During the first quarter of 2008 he advanced us an additional approximate $138,000 for working capital. Pursuant to the terms of the Share Exchange Agreement, on March 28, 2008 Mr. Aubel converted all amounts due him under the note as well as the subsequent advances into 2,864,606 shares of our common stock.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable.

From time to time Shandong Jiajia enters into transactions with related parties, including:

At December 31, 2007 Shandong Jiajia was owed $511,435  from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder of Shandong Jiajia.  This loan is unsecured, non-interest bearing and due on demand.

At December 31, 2007 Shandong Jiajia owed Mr. Xiangfen Chen, the general manager of its Xiamin branch, $229,252 representing amounts loaned to it. This loan is unsecured, non-interest bearing and due on demand. Shandong Jiajia used the funds for general working capital.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

On December 31, 2007, the Company had a commitment to Xiangfen Chen for the lease of the Company's branch office in Xiamin City, China, totaling $1,459 per year.

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

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

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
10.11
Promissory Note dated January 1, 2003 between Video Without Boundaries, Inc. and David Aubel in the principal amount of $561,517.27 (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 10-Q filed with the Commission on December 22, 2008 (Commission File No. 000-31497)).

10.12
Security Agreement dated May 23, 2001 between ValuSales.com, Inc. and David Aubel (incorporated herein by reference to Exhibit 10.12 filed as a part of the Company’s Form 10-Q filed with the Commission on December 22, 2008 (Commission File No. 000-31497)).

10.14
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q filed with the Commission on December 22, 2008 (Commission File No. 000-31497)).

10.15
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell (incorporated herein by reference to Exhibit 10.15 filed as a part of the Company’s Form 10-Q filed with the Commission on December 22, 2008 (Commission File No. 000-31497)).

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

(2)           Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.

(3)           Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.

(4)           Incorporated by reference to the Annual Report on Form 10-KSB for the  year ended December 31, 2004.

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

CHINA LOGISTICS GROUP, INC.

Date: December 23, 2008	By:	/s/ Wei Chen
Wei Chen, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chief Executive Officer, Principal Financial and Accounting Officer and director	December 23, 2008
Wei Chen

/s/ Hui Liu	Director	December 23, 2008
Hui Liu

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARIES

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

The accompanying financial statements have been restated to give effect to the correction of an accounting error relating to the reverse acquisition on December 31, 2007 (see Note 2).

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 31, 2008, except for Note 2, as to which the date is December 19, 2008.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS	Restated	Restated
Current assets:
Cash	$1,121,605	$822,908
Accounts receivable, net of allowance for doubtful accounts of $794,715 and $1,262,902 at December 31, 2007 and 2006, respectively	3,131,831	1,903,884
Accounts receivable - related party	160,350	-
Deferred expenses	5,450	-
Other receivables	-	181,060
Due from related parties	511,435	282,559
Prepayments and other current assets	338,895	14,828
Total current assets	5,269,566	3,205,239
Property and equipment, net	46,622	50,309
Other assets:
Intangible assets	821	-
Deposits	12,000	4,683
Total other assets	12,821	4,683
Total assets	$5,329,009	$3,260,231
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$12,633	$-
Accounts payable – trade	4,444,825	2,733,055
Accrued compensation – related party	446,985	-
Other accruals and current liabilities	343,301	319,237
Convertible note payable/related party	2,373,179	-
Advances from customers	683,436	110,559
Due to related parties	229,252	214,211
Foreign tax payable	36,117	8,872
Total current liabilities	8,569,728	3,385,934
Minority interest	670,510	-
Stockholders' deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized
Series A preferred stock - 1,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,000	1,000
Series B preferred stock - 1,295,000 and 120,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,295	120
Common stock - $.001 par value, 200,000,000 shares authorized, 4,999,041 and 2,750,291 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,999	2,750
Additional paid-in capital	(3,379,049)	863,175
Accumulated deficit	(313,084)	(995,334)
Accumulated other comprehensive (loss) income	(226,390)	2,586

Total stockholders' deficit	(3,911,229)	(125,703)
Total liabilities and stockholders' deficit	$5,329,009	$3,260,231

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Restated	Restated
Sales	$35,298,453	$30,311,924
Cost of sales	34,036,196	30,884,771
Gross profit (loss)	1,262,257	(572,847)

Operating expenses:
Selling expenses	37,546	35,350
General administrative	498,831	617,432
Bad debt expense	-	259,494
Total operating expenses	536,377	912,276
Income (loss) from operations	725,880	(1,485,123)

Other income:
Other income	13,575	18,588
Interest income	-	224
Total other income	13,575	18,812
Income (loss) before income taxes and minority interest	739,455	(1,466,311)
Foreign taxes	(57,205)	(10,389)
Income (loss) before minority interest	682,250	(1,476,700)
Minority interest in income of consolidated income	334,302	-
Net income (loss)	347,948	(1,476,700)
Other comprehensive income (loss):
Foreign currency translation adjustments	(228,976)	12,754
Comprehensive income (loss)	$118,972	$(1,463,946)
Earnings (loss) per share:
Basic	$0.10	$(0.63)
Diluted	$0.04	$(0.63)
Weighted-average number of shares outstanding
Basic	3,442,152	2,329,307
Diluted	9,421,336	2,329,307

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

									Accumulated
								Accumulated	Other
	Series A		Series B				Additional	Retained	Comprehensive
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Earnings	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Total
							Restated	Restated	Restated	Restated
Balance December 31, 2005	1,000,000	1,000	120,000	120	2,750,291	2,750	863,175	481,366	(10,168)	1,338,243

Net loss for the year	-	-	-	-	-	-	-	(1,476,700)	-	(1,476,700)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	12,754	12,754

Balance December 31, 2006	1,000,000	1,000	120,000	120	2,750,291	2,750	863,175	(995,334)	2,586	(125,703)

Stock issued in reverse acquisition	-	-	1,175,000	1,175	450,000	450	10,398,825	-	-	10,400,450

Recapitalization for reverse acquisition	-	-	-	-	1,798,750	1,799	(14,641,049)	334,302	-	(14,304,948)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,976)	(228,976)

Net income for the year	-	-	-	-	-	-	-	347,948	-	347,948

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,041	$4,999	$(3,379,049)	$(313,084)	$(226,390)	$(3,911,229)

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Year Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$347,948	$(1,476,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	18,406	1,129
Minority interest	334,302	-
Allowance for doubtful accounts	68,149	341,503
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,029,756)	148,724
Decrease (increase) in other receivables	114,158	(62,468)
(Increase) decrease in other assets	(419)	3,642
Decrease in prepaid expenses and other current assets	5,458	6,014
(Increase) in due to/from related parties	(419,940)	(44,775)
Increase in accounts payable and accrued expenses	532,859	807,279
(Decrease) in other payables	(162,440)	(37,138)
Increase in taxes payable	25,845	3,713
Increase in advances from customers	421,333	109,604

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	255,903	(199,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,504)	-
Retirement of property and equipment	-	4,743

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13,504)	4,743

EFFECT OF EXCHANGE RATE ON CASH	56,298	12,754

NET INCREASE (DECREASE) IN CASH	298,697	(181,976)

CASH - beginning of year	822,908	1,004,884

CASH - end of year	$1,121,605	$822,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$31,361	$10,389

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is a Florida corporation and was incorporated on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 31, 2006 the Company changed our name from Video Without Boundaries, Inc. to MediaREADY, Inc. and on February 14, 2008, the Company changed its name from MediaREADY, Inc. to China Logistics Group, Inc.

On December 31, 2007 the Company entered into an acquisition agreement to acquire a 51% interest in Shandong Jiajia International Freight & Forwarding Co., Ltd (“Shandong Jiajia”) which was a private company incorporated in the Peoples Republic of China (the “PRC”).  Prior to the acquisition of a 51% interest in Shandong Jiajia, the Company was unable to successfully penetrate the market for the production and distribution of interactive consumer electronics equipment that provided streaming digital media and video on demand (VOD) services.

The accompanying consolidated financial statements including the audited balance sheet at December 31, 2007, statement of operations and  statements of stockholders’ equity (deficit) have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the statements of operation, statement of stockholders’ equity (deficit) and statements of cash flows, are those of Shandong Jiajia.

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

The accompanying consolidated financial statements include accounts of the Company and its 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives proforma effect to the 1 for 40 reverse stock split of the Company’s outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The financial statements for the year ended December 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

On May 19, 2008 the Company amended its Annual Report on Form 10-K/A for the year ended December 31, 2007.  On May 14, 2008, the Company’s management concluded that the consolidated financial statements for the year ended December 31, 2007, as initially filed on April 15, 2008, could no longer be relied upon due to an error in these financial statements.  On May 19, 2008, we restated our December 31, 2007 financial statements to recognize the fair value of 450,000 shares of Series B preferred stock totaling $3,780,000 which we were obligated to issue as partial compensation for consulting services rendered to us in connection with the acquisition of a 51% interest in Shandong Jiajia which was effective on December 31, 2007.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of this initial restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Accrued consulting fees	$-	$3,780,000	$3,780,000
	$-	$3,780,000	$3,780,000

Consolidated statements of operations for the year ended December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Fair Value of equity instruments	$6,644,900	$3,780,000	$10,424,900
	$6,644,900	$3,780,000	$10,424,900
Net loss per common share	$(.05)	$(.03)	$(.08)

The accounting recognition given these fees in the initial amendment to the Company's Form 10-K/A, filed on May 19, 2007, was subsequently further amended to recognize these fees as a direct cost of the transaction with Shandong Jiajia, within the provision of Statement of Financial Accounting Standards No.141,  Business Combinations,  rather than an expense item as initially recorded.

On October 13, 2008 the Company’s management concluded that the consolidated financial statements for the year ended December 31, 2007, as amended, and quarterly periods ended March 31, 2008 and June 30, 2008 could no longer be relied upon due to errors in these financial statements including related disclosures.

The December 31, 2007 financial statements included in the Company’s Form 10-K filed on April 15, 2008 and the Form 10-K/A filed on May 19, 2008 incorrectly accounted for the Company’s acquisition of a 51% interest in Shandong Jiajia using the purchase method of accounting.  The December 31, 2007 Financial Statements included in this report have been restated to account for the transaction as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and the Company being recognized as the accounting acquiree.  Accordingly, the cost basis of the assets and liabilities of Shandong Jiajia were maintained in the consolidated financial statements and the assets and liabilities of the Company then named MediaReady, Inc. prior to the transaction are accounted for under the purchase method.  The historical records presented in the financial statements included in this report include the consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows of Shandong Jiajia.

Upon further review, the Company also determined that we did not meet the definition of a business under the guidance of EITF Issue 98-3 prior to the Company’s acquisition of a 51% interest in Shandong Jiajia on December 31, 2007 but were a public shell company as of the transaction date.  Under these guidelines, no goodwill or other intangibles were recognized in the transaction.  Further, as the transaction for accounting purposes was considered the merger of a private operating company into a public shell company, the transaction was viewed and treated as a capital transaction rather than a business combination.

In addition, for the year ended December 31, 2007, the Company had incorrectly classified as expenses certain costs related to the acquisition of a 51% interest in Shandong Jiajia, with the fair value of these items recorded in the statements of operations as fair value of equity instruments.  These costs, totaling $6,644,900 set forth in the December 31, 2007 Financial Statements included in the Company’s Form 10-K filed on April 15, 2008 and $10,418,000 set forth in the Company’s December 31, 2007 Financial Statements included in the Company’s Form 10-K/A filed on May 19, 2008, have been reclassified as costs directly associated with the Company’s acquisition of a 51% interest in Shandong Jiajia under the provisions of Statement of Financial Accounting Standard No.141.

For all periods presented, the Company has restated the commitment date and the accounting and valuation methodology related to a convertible note payable to David Aubel, a principal shareholder of the Company.  The calculations and disclosures related to this convertible note were restated to recognize, on a fair value basis, the intrinsic value of shares issued by us to Mr. Aubel as repayment of the note.  The restatement treats the intrinsic value recognized by us as a receivable from Mr. Aubel due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired.

On March 11, 2008, the Company changed its name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a 1 for 40 reverse split of its common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of the Company’s December 31, 2007 Financial Statements, the Company should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the 1 for 40 reverse stock split.

All share and per share information contained in this report gives retroactive effect to a 1 for 40 reverse stock split of the Company's outstanding common stock which took place on March 11, 2008.

The presentation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception until it acquired of a 51% interest in Shandong Jiajia in December 2007. It should be noted that while the Company’s operations reflect profit for the nine month period ended September 30, 2008, the entire amount of profit resulted from one-time transactions including $764,220 for the forgiveness of debt and approximately $400,000 in recovery of bad debts previously recognized as uncollectable. Additionally, the Company has a minimal level of working capital totaling $4,257,135 at September 30, 2008, and cash used in operations totaling approximately $895,000 during the nine months ended September 30, 2008. The Company’s  ability to continue as a going concern is dependent upon the Company’s ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 in our revenue recognition policy.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is filed or determinable, and collectability is reasonably assured.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.”

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain Securities and Exchange Commission rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Potentially issuable shares for the year ended December 31, 2006 were anti-dilutive and not included in diluted earnings per share.

Earning per share presented for the years ended December 31, 2007 and 2006 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

	Year ended
	December 31,
	2007	2006
Numerator:
Net Income (loss) applicable to common stockholders (A)	$347,948	$(1,476,700)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	3,442,152	2,329,307
Denominator for diluted earnings per share
Treasury Stock method
Warrants	279,184	--
Series B preferred – unconverted	5,700,000	--

Adjusted weighted average shares outstanding (C)	9,421,336	2,329,307

Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.10	$0.63
Earnings per share- diluted (A)/(C)	$0.04	$0.63

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

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Customer Advances

Prepayments and advance deposits consist of prepayments by Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as customers take delivery of goods, in compliance with its revenue recognition policy. At December 31, 2007 and 2006 customer advances totaled $683,436 and $110,559, respectively.

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

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 103) “Reporting Comprehensive Income” to recognize the elements of comprehensive income.  Comprehensive income is comprised of net income and all changes to the statement of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive income included net income and foreign currency translation adjustments.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses.  We, therefore, absorbed all losses applicable to a minority interest where applicable.  If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Trade receivables	$3,926,546	$3,166,786
Less: allowance for doubtful accounts	(794,715)	(1,262,902)
	$3,131,831	$1,903,884

NOTE 6 - CONVERTIBLE NOTE PAYABLE-DAVID AUBEL, RELATED PARTY

The Company has relied heavily on advances from Mr. David Aubel, a principle shareholder of the Company, to fund its operations.  Mr. Aubel has never held a position as an officer or director of the Company.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments, provided for the repayment of these obligations through the issuance of common stock of the Company at substantial discounts from the then prevailing market price.

On December 3, 2005, the Company entered into an argument with Mr. Aubel which provided for the conversion of his obligation:

•	For the first and second quarters of 2005 at $0.01 per share;

•	For the third quarter 2005 at 20% of the closing price on the date of conversion; and

•	For the fourth quarter 2005 and beyond at 40% of the closing price on the date of conversion

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the provision of Emerging Issue Task Force (“EITF”) 98-5 and EITF 00-27, the Company determined that the agreement with Mr. Aubel contained an embedded conversion feature which should be valued separately at issuance.  Further, as Mr. Aubel’s December 3, 2005 agreement with the Company contained no stated redemption date (due on demand) and the notes were convertible at the option of investor, the resulting discount from market was recognized immediately.

As summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of the Company’s common stock on the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
Year	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
	$2,764,332	$4,146,497

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	32,100,000	$698,000	$14,829,000
2006	23,700,000	1,442,000	2,319,000
2007	71,800,000	1,751,720	2,821,280
Total	127,600,000	$3,894,720	$19,969,280

Based on the Company’s review of the facts and circumstances surrounding the agreements with Mr. Aubel and in connection with the restatement of the Company’s financial statements, the Company believed the appropriate accounting treatment was to record a receivable due from Mr. Aubel for the intrinsic value of the shares tendered due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired as collection was not reasonably assured.

During the first quarter of 2008, the Company issued Mr. Aubel 2,864,606 shares of its common stock in full payment of the then $2,521,379 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement. We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006, consisted of the following:

	Useful Lives	2007	2006
Computer equipment	4 years	$228,707	$-
Software	3 years	361,861	-
Furniture and equipment	4-5 years	116,583	82,812
Total:		707,151	82,812
Less: accumulated depreciation		(660,529)	(50,309)
		$46,622	$50,309

For the years ended December 31, 2007, and 2006, depreciation expense totaled $18,406 and $1,129, respectively.

NOTE 8 – STOCK OPTIONS

On December 31, 2007 the Company granted three-year stock options to purchase 2,000,000 shares of common stock at an exercise price of $.30 per share as partial consideration for the acquisition of a 51% interest in Shandong Jiajia. The options were fully vested on the date of grant and are exercisable within 3 years of the date of grant at an exercise price of $0.30 per share.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has adopted the “Black Scholes” pricing model to book the estimated fair value of the stock options totaling $480,000 under the provisions of SFAS No. 123 (R).

The following assumptions were made in estimating fair value:

Risk-free rate	2.5%
Expected Volatility	175%
Life	3 years
Dividend yield	0%

At December 31, 2007 no options had been exercised.

NOTE  9 – CONCENTRATION OF CREDIT RISK

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

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11 – REVERSE ACQUISITION

On December 31, 2007, the Company entered into an acquisition argument with the shareholders of Shandong Jiajia to acquire a 51% interest in that company.  This transaction was initially recorded and reported as an acquisition of Shandong Jiajia under the guidance of SFAS 141.  After further review of the transaction, including post transaction ownership, the transaction was deemed a capital transaction, implemented through a reverse acquisition.  Accordingly, our financial statements have been restated, with the cost basis of the assets and liabilities of Shandong Jiajia being maintained in the consolidated financial statements and the assets and liabilities of the Company prior to the transaction (then named MediaReady, Inc.), being accounted for under the purchase method.  The historical records presented, which includes our consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows, are those of Shandong Jiajia.

Total cost associated with Shandong Jiajia transaction:

To Shareholders of Shandong Jiajia:
Cash consideration	$1,040,816
Series A preferred stock (1,000,000 shares)	2,100,000
Series B preferred stock (120,000 shares)	960,000
Options to purchase common stock	480,000
4,580,816
Other Costs
Consulting agreement with Capital One Resources (450,000 common stock)	548,000
Consulting and acquisition finder agreement with Capital One Resources (450,000 Series B preferred shares)	3,780,000
Finders agreement with Mr. Weindong Wong (35,000 Series B preferred shares)	294,000
Finders agreement with Dragon Venture (Shanghai) Capital Management Co. (240,000 Series B preferred shares)	2,016,000
Consulting agreement with China Direct, Inc. (450,000 Series B preferred shares)	3,780,000
$14,998,816

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The value of the Series A preferred stock and Series B preferred stock were based on the fair value of the common stock to be issued upon conversion at December 31, 2007 as follows:

One share of Series A preferred stock converts into 100 shares of common stock

One share of Series B preferred stock converts into 400 shares of common stock

On March 28, 2008 shareholders holding the Series A preferred stock converted into 2,500,000 shares of common stock, no Series A preferred stock remain outstanding. On March 28, 2008 shareholders holding the Series B preferred stock issued to the shareholders of Shandong Jiajia converted into 1,200,000 shares of the Company’s common stock.

A condensed balance sheet showing the amount assigned to each major asset and liability caption of Shandong Jiajia at December 31, 2007 (transaction date) is as follows:

Assets
Cash	$1,121,390
Accounts receivable	3,131,831
Due from related parties	511,435
Other assets	365,400
5,130,056
Liabilities
Accounts payable	(3,580,822)
Customer advances	(683,436)
Due to related parties	(229,252)
Other liabilities	(308,974)
(4,802,484)
Net assets	327,572
Capital infusion	1,040,816
Total net assets after infusion	$1,368,388

Minority interest recognized equaled $670,510 ($1,368,388 x 49%).

NOTE  12 – STOCKHOLDERS’ EQUITY

Share and per share figures in the report have been retroactively restated to give effect to the reverse split.

On April 5, 2006 the Company increased its authorized common stock from 100 million to 200 million shares and on March 11, 2008 further increased its authorized common stock to 500 million shares and additionally combined the common stock on the basis of one share for each forty shares issued and outstanding.

During the year ended December 31, 2006 a related party, Mr. David Aubel, converted $1,445,000 in convertible notes payable into 592,500 shares of common stock at prices ranging $1.60 to $3.60 per share.

During the year ended December 31, 2006 the Company issued 3,625 shares of common stock to third parties and employees for services rendered at prices ranging $4.00 to $5.60 per share, for a total of $19,900.

During the year ended December 31, 2006 the Company recognized the fair market value of 7,500 shares of common stock to be issued to an employee under an employment agreement and expensed a total of $43,500 at $5.80 per share. On April 11, 2007 the Company was released from all obligations under the employment agreement.

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 2,500 stock warrants issued to an employee under an employment agreement, using the Black Scholes model and expensed a total of $10,000 at $4.00 per warrant share.

During the year ended December 31, 2006 the Company recognized the estimated fair market value of 110,000 stock warrants to be issued to a third party under a service agreement, using the Black Scholes model and expensed a total of $396,000 at $3.60 per warrant share.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2007 the Company issued 1,000,000 of Series A preferred stock to finance the purchase of a 51% interest in a company incorporated in the People Republic of China at a fair value of $2.10 per share, for a total of $2,100,000.

During the year ended December 31, 2007 the Company issued 120,000 shares of Series B preferred stock as partial compensation in connection with the acquisition of a 51% interest in Shandong Jiajia at $8.00 per share, for a total of $960,000.

During the year ended December 31, 2007 in connection with the Shandong Jiajia transaction the Company issued an additional 725,000 shares of Series B preferred stock to third parties for services rendered at a fair value of $8.40 per share, for a total of $6,090,000.

During the year ended December 31, 2007 a related party, Mr. David Aubel, converted $1,768,520 in convertible notes payable into 1,795,000 shares of common stock at prices ranging $.280 to $2.00 per share.

During the year ended December 31, 2007 the Company president converted $193,500 in accrued compensation into 135,000 shares of common stock at $1.44 per share.

During the year ended December 31, 2007 the Company granted stock options to purchase 2,000,000 shares of common stock to finance the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, at a fair value of $480,000.

On April 11, 2007 the Company was released from an obligation to issue 18,000 shares of common stock to an employee under an employment agreement. Accordingly, during the year ended December 31, 2007 the Company reversed the amounts expensed for the fair market value of the stock during the years ended December 31, 2006, 2005 and 2004, respectively, for a total of $221,100.

During the year ended December 31, 2007 in connection with the Shandong Jiajia transaction, the Company recognized the fair market value of 200,000 shares of common stock to be issued to a third party for services rendered at $.84 per share, for a total of $168,000.

During the year ended December 31, 2007 the Company issued 2,500 shares of common stock to an employee for services rendered at $2.60 per share, for a total of $6,500.

During the year ended December 31, 2007 the Company issued 328,750 shares of common stock to third parties for services rendered at prices ranging $1.48 to $4.40 per share, for a total of $606,950.

During the year ended December 31, 2007 the Company cancelled 12,500 shares held in treasury at $15.00 per share, for a total of $187,500.

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

NOTE 13  – RELATED PARTIES

During the years ended December 31, 2007 and 2006 the Company expensed $200,000 in each year for the salary of the President. At December 31, 2007 a total of $446,985 for the period January 1, 2002 through December 31, 2007 was unpaid and has been accrued under current liabilities. Additionally, during the year ended December 31, 2007 a total of $193,500 in accrued salary was converted into 135,000 shares of common stock.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 31, 2007, the Company was due $511,435 from Shandong Huibo Import & Export, Ltd., a 24.3% shareholder in Shandong Jiajia.   The loans were unsecured, non-interest bearing and repayable on demand.

On December 31, 2007, the Company had an amount of $229,252 due to Xiangfen Chen who is the general manager of Shandong Jiajia Xiamen branch. The loans were unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the funds for general working capital.

On December 31, 2007, the Company had a commitment to Xiangfen Chen for the lease of the Company's branch office in Xiamen City, China, totaling $1,459 per year.

There are no assurances that the terms of the transactions with these related parties are comparable to terms the Company could have obtained from unaffiliated third parties.

NOTE   14 – INCOME TAXES

The Company’s subsidiary Shandong Jiajia incorporated and operating in China is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Commencing January 2008, the PRC Income Tax rate was reduced to a maximum of 25% (inclusive of state and local income taxes) for all companies.

The components of income (loss) before income tax consist of the following:

	Year Ended December 31,
	2007	2006
US Operations	$-	$-
Chinese Operations	739,455	(1,466,311)
	$739,455	$(1,466,311)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2007	2006
US Operations	$-	$-
Chinese Operations	57,205	10,389
	$57,205	$10,389

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2007	2006
Income tax provision (benefit) at Federal statutory rate	$259,000	$(513,000)
State income taxes, net of Federal Benefit	34,000	(67,000)
Permanent differences	-	-
U.S. tax rate in excess of foreign tax rate	(49,000)	97,000
Abatement of foreign income taxes	(187,000)	494,000
Tax provision (benefit)	$57,000	$11,000

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at December 31, 2007 and 2006 expiring through the year 2027. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia, a PRC company. This acquisition was treated as a recapitalization of the Company, with Shandong Jiajia recognized as the accounting acquirer. Accordingly, the tax provisions recorded above are those of Shandong Jiajia. The Company’s US parent, China Logistics Group, Inc., are not reflected in the above tax calculations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s US parent, China Logistics Group, Inc., deferred tax asset are included below and have been fully reserved with a valuation allowance as management of the Company has not determined if realization of these assets are to occur in the future. In addition, management has determined that the acquisition of 51% of Shandong Jiajia might have limited the utilization of the Company’s NOL for US Federal and State income tax purposes, due to a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Federal net operating loss carryforward	$3,700,000	$3,500,000
State net operating loss carryforward	600,000	55,000
Provisions	-	545,000
Timing differences	167,000	246,000
	4,467,000	4,841,000
Valuation allowance	(4,467,000)	(4,841,000)
Tax provision (benefit)	$-	$-

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 15  – COMMON STOCK WARRANTS

At December 31, 2007 and 2006, the Company had outstanding warrants to purchase 110,000 and 7,500 shares of common stock, at an exercise price of $6.80  and $52.00  per warrant share, respectively. The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $527,000 for the stock warrants using the “Black Scholes” model at December 31, 2007 and 2006 and reserved 117,500 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

Risk-free rate	4.45%
Volatility	96%

The following table summarizes the stock warrant activity:

Number of Shares
2004
Warrants granted (five year term expiring April 2, 2009)	2,500
Warrants exercised	—

2005
Warrants granted (five year term expiring April 2, 2010)	2,500
Warrants exercised	—

2006
Warrants granted (three year term expiring May 15, 2009)	110,000
Warrants exercised	—

2006
Warrants granted (five year term expiring April 2, 2011)	2,500
Warrants exercised	—
117,500

NOTE 16 – COMMITMENTS

On June 1, 2007 Shandong Jiajia entered into a one year lease with a shareholder of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $37,585 per annum.

On November 1, 2003 the Company entered into a sixty two month lease of a property in the Peoples Republic of China at a base rent of $18,863 per annum

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 17 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2007.

	Sales	Net Assets
United States	$—	$198,953
Peoples Republic of China	35,298,453	5,130,056
	$35,298,453	$5,329,009

For the year ended December 31, 2006 all operations were within the Peoples Republic of China.

NOTE 18 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision.

Management has written off the deposit of $350,000 and the seller has informally agreed to forbear from any action at this time. Management anticipates, but cannot assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit. On December 31, 2007, David Aubel, a principal shareholder of the Company personally guaranteed any and all liabilities resulting from the stock purchase agreement.

We are evaluating any rights the Company may have to file a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which the Company redeemed for 2,864,606 shares of its common stock in March, 2008 pursuant to the terms of the December 2007 agreement entered into by the Company to acquire a 51% interest in Shandong Jiajia.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 – SUBSEQUENT EVENTS

In March 2008 we issued Mr. Harrell, our CEO, 581,247 shares of our common stock in satisfaction of approximately $419,000 of accrued compensation due him. Mr. Harrell is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008 we also issued to Mr. David Aubel, a principle shareholder of the Company 2,864,606 shares of our common stock in satisfaction of a $2,521,379 convertible note and loan due to him from the Company. Mr. Aubel, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of that act.

In March 2008 the holders of shares of our Series A Convertible preferred stock and Series B Convertible preferred stock converted those shares into shares of our common stock pursuant to the designations, rights and preferences of those securities, including:

·           three individuals, who included Messrs. Wei Chen and Hui Liu, minority shareholders, officers and directors of Shandong Jiajia, who owned 1,000,000 shares of our Series A Convertible preferred stock converted those shares into an aggregate of 2,500,000 shares of our common stock; and

·           three individuals and two entities, which included Mr. Chen, who owned 725,000 shares of Series B Convertible preferred stock converted those shares into an aggregate of 8,450,000 shares of our common stock.