Form 10-Q/A
period 2008-03-31
China Logistics Group Inc
filed 2009-01-12
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q/A
(Amendment No. 1)

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  [  ] Yes  [X] No

Large accelerated filer  [  ]                  Accelerated filer  [  ]
Non-accelerated filer  [  ]                    Smaller reporting company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

34,507,894 shares of common stock are issued and outstanding as of May 20, 2008.

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 as filed on May 20, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at March 31, 2008 and December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007.  As described  in our Annual Report on Form 10-K/A, Amendment No. 2, as filed with the Securities and Exchange Commission on December 24, 2008, we restated our financial statements for the year ended December 31, 2007 to:

•       account for our acquisition of a 51% interest in Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and our company being recognized as the accounting acquiree ,

•       eliminate intangibles which were previously recognized upon the acquisition of Shandong Jiajia because we determined that we did not meet the definition of a business under the guidance of EITF Issue 98-3 prior to our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007 but were a public shell company as of the transaction date,

•       correct the improper classification as expenses of certain costs related to the acquisition of a 51% interest in Shandong Jiajia totaling $10,418,000, with the fair value of these items previously recorded in the statements of operations as fair value of equity instruments,

•       restate the commitment date and the accounting and valuation methodology related to a convertible note payable to David Aubel, a principal shareholder of our company, and

•       retroactively reflect the one for 40 (1:40) reverse stock split of our common stock which was effective on March 11, 2008.

As a result of these corrections to our financial statements for the year ended December 31, 2007, we are filing this Amendment No. 1 to our Form 10-Q for the quarterly period ended March 31, 2008 to reflect the application of reverse accounting to our historical financial statements and the additional changes to our financial statements necessitated by these restatements.  The historical records presented in the financial statements included the consolidated statement of operations and consolidated statements of cash flows of Shandong Jiajia.

The items of this Form 10-Q/A Amendment No. 1 which are amended and restated as a result of the foregoing are:

•          Part I. Financial Information

•           Item 1.  Financial Statements, including consolidated balance sheets, consolidated statement of operations, consolidated cash flows, and Notes to Unaudited Consolidated Financial Statements, as well as the inclusion of a consolidated statement of stockholders’ deficit,

•           Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•           Item 4(T). Controls and Procedures.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the period ended March 31, 2008.  This filing supersedes in its entirety our original Form 10-Q for the period ended March 31, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page No.
PART I. – FINANCIAL INFORMATION

Item 1.      Financial Statements

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.   Controls and Procedures.
5 17 24 24

PART II – OTHER INFORMATION
Item 1.      Legal Proceedings.

Item 1A.   Risk Factors.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.      Defaults Upon Senior Securities.

Item 4.      Submission of Matters to a Vote of Security Holders.

Item 5.      Other Information.

Item 6.      Exhibits.
26 26 26 26 26 26 26

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, risks related to litigation with the Securities and Exchange Commission, risks related to liquidated damages related to our April 2008 financing, the risk of doing business in the People's Republic of China (the "PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into our U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective on March 11, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Restated Unaudited	Restated

ASSETS
Current assets:
Cash	$1,276,113	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $454,974 and $794,715 at March 31,2008 and December 31, 2007, respectively	2,569,899	3,131,831
Accounts receivable - related party	154,049	160,350
Deferred costs	—	5,450
Due from related parties	576,380	511,435
Prepayments and other current assets	906,248	338,895
Total current assets	5,482,689	5,269,566
Property and equipment, net	44,888	46,622
Other assets:
Intangible assets	783	821
Deposits	12,000	12,000
Total other assets	12,783	12,821
Total assets	$5,540,360	$5,329,009
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$1,361	$12,633
Accounts payable - trade	3,592,921	4,444,825
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	103,113	343,301
Convertible note payable - related party	—	2,373,179
Advances from customers	1,651,438	683,436
Due to related parties	219,959	229,252
Foreign tax payable	10,718	36,117
Total current liabilities	5,579,510	8,569,728
Minority interest	909,349	670,510
Stockholders' deficit:
Preferred stock - $.001 par value; 10,000,000 shares and 5,000,000 shares authorized on March 31, 2008 and December 31, 2007, respectively
Series A preferred stock - $.001 par value; 0- and 1,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	1,000
Series B preferred stock - $.001 par value; 450,000 and 1,295,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value; 500,000,000 shares and 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 19,394,894 and 4,999,041 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,395	4,999
Additional paid-in capital	(421,236)	(3,379,049)
Accumulated deficit	(332,613)	(313,084)
Accumulated other comprehensive income	(214,495)	(226,390)
Total stockholders' deficit	(948,499)	(3,911,229)
Total liabilities and stockholders' deficit	$5,540,360	$5,329,009

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	Restated	Restated
Sales	$6,773,213	$6,218,216

Cost of sales	6,515,730	6,380,005

Gross profit (loss)	257,483	(161,789)

Operating expenses:
Selling, general and administrative	401,046	145,182
Depreciation and amortization	6,039	3,396

Total operating expenses	407,085	148,578

Operating loss	(149,602)	(310,367)

Other income (expense)
Realized exchange loss	(16,542)	—
Interest income	837	—
Bad debt recovery	380,978	—
Other Interest expense - related party	—	(1,661)

Total other income (expense)	365,273	(1,661)

Income (loss) before income taxes and minority interests	215,671	(312,028)

Foreign tax	7,788	520

Income (loss) before minority interests	207,883	(312,548)

Minority interest in income of consolidated subsidiary	227,412	—

Net loss	(19,529)	(312,548)

Other comprehensive income:
Foreign currency translation adjustment	23,321	(57,244)

Comprehensive Income ( loss)	$3,792	$(369,792)

Basic and diluted loss per share	$(0.00)	$(0.11)

Weighted-average number of shares outstanding -
Basic and diluted	6,598,579	2,913,624

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS PERIOD ENDED MARCH 31, 2008

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
							Restated	Restated		Restated

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,041	$4,999	$(3,379,049)	$(313,084)	$(226,390)	$(3,911,229)

Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	2,521,379

Conversion of Seiries A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-

Conversion of Seiries B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-

Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	11,895	11,895

Net loss for the period	-	-	-	-	-	-	-	(19,529)	-	(19,529)

Balance March 31, 2008	-	$-	450,000	$450	19,394,894	$19,395	$(421,236)	$(332,613)	$(214,495)	$(948,499)

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	Restated	Restated
Cash flows from operating activities:
Net loss	$(19,529)	$(312,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,039	3,396
Minority interest in income of consolidated subsidiary	227,412	—
Bad debt recovery	(380,978)	—
Securities issued for services	5,450	--
Change in assets and liabilities
Decrease in accounts receivable	942,910	442,070
Decrease in accounts receivable - related party	6,301	282,559
Decrease in inventories	—	(9,943)
(Increase) in due from related parties	(64,945)	—
(Increase) in prepayments and other assets	(567,353)	(518,259)
Decrease in accounts payable	(849,904)	(269,008)
Decrease in due to related parties	(9,293)	—
Increase in advances from customers	968,002	—
Decrease in foreign tax payable	(25,399)	(3,889)
(Decrease) increase in other accruals	(240,187)	209,954
Net cash used in operating activities	(1,474)	(175,668)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,267)	(969)
Net cash used in investing activities	(4,267)	(969)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	—
Repayment of short-term debt	(11,272)	—
Net cash provided by financing activities	136,928	—

Net increase (decrease) in cash	131,187	(176,637)
Foreign currency translation adjustment	23,321	8,144
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$1,276,113	$654,415

Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$33,186	$4,409
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,379	$--
Accrued compensation converted to common stock - related party	$448,985	$—

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

The accompanying consolidated financial statements including the audited balance sheet at December 31, 2007, the consolidated statement of operations, statement of stockholders’ equity (deficit) and statements of cash flows have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information for 2007 presented, including the consolidated statements of operations, statement of stockholders’ equity (deficit) and statements of cash flows, are those of Shandong Jiajia.

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia, acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai, Xiamen and TianJin with two additional offices in Lianyungang and Rizhao. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines.

The accompanying consolidated financial statements include accounts of the Company and its 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives retroactive effect to the 1 for 40 reverse stock split of the Company’s outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheet and statement of stockholders’ equity (deficit) for the year ended December 31, 2007 and financial statements for the quarter ended March 31, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

On May 19, 2008 the Company amended its Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007.  On May 14, 2008, the Company’s management concluded that the consolidated financial statements for the year ended December 31, 2007, as initially filed on April 15, 2008, could no longer be relied upon due to an error in these financial statements.  On May 19, 2008, we restated our December 31, 2007 financial statements to recognize the fair value of 450,000 shares of Series B preferred stock totaling $3,780,000 which we were obligated to issue as partial compensation for consulting services rendered to us in connection with the acquisition of a 51% interest in Shandong Jiajia which was effective on December 31, 2007.

The accounting recognition given these fees in the initial amendment to the Company's Form 10-K/A, filed on May 19, 2007, was subsequently further amended to recognize these fees as a direct cost of the transaction with Shandong Jiajia, within the provisions of Statement of Financial Accounting Standards No.141,   Business Combinations, rather than an expense item as initially recorded.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2008

The March 31, 2008 and December 31, 2007 financial statements included in the Company’s Form 10-Q filed on May 20, 2008, Form 10-K filed on April 15, 2008 and the Form 10-K/A filed on May 19, 2008 incorrectly accounted for the Company’s acquisition of a 51% interest in Shandong Jiajia using the purchase method of accounting.  The consolidated financial statements included in these reports have been restated to account for the transaction as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and the Company being recognized as the accounting acquiree.  Accordingly, the cost basis of the assets and liabilities of Shandong Jiajia were maintained in the consolidated financial statements and the assets and liabilities of the Company then named MediaReady, Inc. prior to the transaction, are accounted for under the purchase method.  The historical records presented in the consolidated financial statements for 2007 included in this report including the consolidated statements of operations, and statements of cash flows are those of Shandong Jiajia.

Upon further review, the Company also determined that we did not meet the definition of a business under the guidance of EITF Issue 98-3 prior to the Company’s acquisition of a 51% interest in Shandong Jiajia on December 31, 2007 but was a public shell company as of the transaction date.  Under these guidelines, no goodwill or other intangibles were recognized in the transaction.  Further, as the transaction for accounting purposes was considered the merger of a private operating company into a public shell company, the transaction was viewed and treated as a capital transaction rather than a business combination.

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

On March 11, 2008, the Company changed its name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a 1 for 40 reverse split of its common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of the Company’s December 31, 2007 consolidated financial statements, the Company should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the 1 for 40 reverse stock split.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the registrant’s Form 10-K/A (Amendment No. 2), for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant’s audited financial statements and notes for the year ended December 31, 2007, included in the registrant’s Form 10-K/A (Amendment No. 2), for the year then ended.

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

All share and per share information contained in this report gives retroactive effect for a 1 for 40 reverse stock split of our outstanding common stock which become effective in March 11, 2008.

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

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.”

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and stock based compensation that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying values of these instruments approximate their fair value.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. As of March 31, 2008, management estimated a 100% allowance for all accounts receivable over two years old.  The allowance for doubtful accounts totaled $454,974 and $794,715 at March 31, 2008 and December 31, 2007, respectfully.

Earnings Per Share

Basic per share results for all periods presented were computed based on the net (loss) for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Common stock warrants, stock options, and notes convertible to common stock were not included in computing diluted earnings per share because their effects were antidilutive. At March 31, 2008 the Company had stock options and common stock warrants outstanding to purchase 2,000,000 and 31,676,000 shares of common stock, respectively.

Intangible Assets

Intangible assets represent the excess of cost over the fair value of the net tangible assets of the Company acquired at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets are amortized over their useful lives.

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

Advances from Customers

Advances from customers consist of prepayments to Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as the contracted services are provided or as customers take delivery of goods, in compliance with its revenue recognition policy. Advances from customers totaled $1,651,438 and $683,436, at March 31, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There were no impairments recognized for the quarters ended March 31, 2008 or 2007.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements, subject to the reverse acquisition completed effective December 31, 2007, are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the periods presented.

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

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, would absorbed all losses applicable to a minority interest where applicable. If future earnings were then to materialize, the Company would be credited to the extent of such losses previously absorbed.

NOTE 4 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception until its acquisition of a majority interest in Shandong Jiajia on December 31, 2007 and had an accumulated deficit of approximately $333,000 at March 31, 2008. Additionally, the Company has negative working capital  of approximately $97,000 at March 31, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future. While the Company has sustained losses, a related party/shareholder of the Company, Mr. David Aubel, has been funding the operational needs of the Company. Additionally, management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

During April 2008 the Company received gross proceeds of $3,778,250 from our 2008 unit offering.

NOTE 5 - CONVERTIBLE NOTE PAYABLE-DAVID AUBEL, RELATED PARTY

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

On December 3, 2005, the Company entered into an agreement with Mr. Aubel which provided for the conversion of his obligation:

·	For the first and second quarters of 2005 at $0.01 per share;

·	For the third quarter 2005 at 20% of the closing price on the date of conversion; and

·	For the fourth quarter 2005 and beyond at 40% of the closing price on the date of conversion

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

As summary of the intrinsic value, the difference between Mr. Aubel’s conversion price and the fair value of the Company’s common stock subsequent to the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
Year	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
	$2,764,332	$4,146,497

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	32,100,000	$698,000	$14,829,000
2006	23,700,000	1,445,000	2,319,000
2007	71,800,000	1,751,720	2,821,280
Total	127,600,000	$3,894,720	$19,969,280

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

During the first quarter of 2008, the Company issued Mr. Aubel 2,864,606 shares of its common stock in full payment of the then $2,521,379 balance of his note.  The shares issued to Mr. Aubel had a fair value of $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement. We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

China Logistics has 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A Convertible Preferred Stock in December 2007. On March 28, 2008 all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock. On March 28, 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock.

Common Stock

During the three months ended March 31, 2008, a related party shareholder, Mr. David Aubel, converted the full amount of his convertible note payable into 2,864,606 shares of common stock at $0.88 per share, for a total of $2,521,379. The fair value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

During the three months ended March 31, 2008, the president of the company, Mr. V. Jeffery Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985. The fair value of the conversion totaled $377,811 or $0.65 per share and the excess value was treated as a capital contribution totaling $71,174.

Stock Options

A summary of the status of the stock options granted by the Company during the three months ended March 31, 2008 is as follows:

Shares
Outstanding at December 31, 2007	2,000,000
Granted	—
Exercised	—
Outstanding at March 31, 2008	2,000,000

Common Stock Purchase Warrants

A summary of the status of the common stock purchase warrants granted by the Company during the three months ended March 31, 2008 is as follows:

Shares
Outstanding at December 31, 2007	117,500
Granted	—
Exercised	—
Outstanding at March 31, 2008	117,500

NOTE 7 – RELATED PARTIES

On March 20, 2008 we converted the full amount of accrued compensation in the amount of $448,985 due to V. Jeffery Harrell, our president, into 581,247 shares of the Company’s common stock at an effective conversion price of $0.77 per share.

On March 20, 2008 we converted the full amount of a convertible note - related party in the amount of $2,521,379 held by David Aubel into an aggregate of 3,445,853 shares of our common stock at an effective conversion price of $0.88 per share.

At March 31, 2008, the Company was due $576,380 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan, which was provided in 2005, is unsecured, non-interest bearing and payable on demand.

At March 31, 2008, our consolidated balance sheet reflects $219,959 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan is unsecured, non-interest bearing and repayable on demand. In addition, the company leases its branch office in Xiamen City, China, from Mr. Chen under a lease agreement at $1,459 per year.

 There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31, 2008.

	Revenues	Net Assets
United States	$—	$179,531
Peoples Republic of China	6,773,213	5,360,829
	$6,773,213	$5,540,360

NOTE 9 - CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 1,000,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has agreed to forbear from any action at this time. Management anticipates, but cannot assure that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit. On December 31, 2007, David Aubel, a principal shareholder of the Company personally guaranteed any and all liabilities resulting from the stock purchase agreement.

NOTE 10 – SUBSEQUENT EVENT

Between April 18, 2008 and April 24, 2008, the Company completed the initial private placement of 15.113 units of its securities at an offering price of $250,000.00 per unit to approximately 32 investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4 (2) of that act. Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. The purchasers of the units are certain accredited institutional and individual investors. We received gross proceeds of $3,778,250 in this offering. We paid fees relating to the offering totaling approximately $558,000 and received net proceeds of approximately $3,220,000.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-K/A (Amendment No. 2), for the year ended December 31, 2007. China Logistics is on a calendar year; as such the three months period ended March 31, 2008 is our first quarter. The year ended December 31, 2007 is referred to as “2007.” The year ending December 31, 2008 is referred to as “2008.”

OVERVIEW

Beginning in 2003, we attempted to position ourselves within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. Due to the Company’s inability to successfully penetrate these markets a diversification plan was implemented with the acquisition of Shandong Jiajia International Freight & Forwarding Co., Ltd. (“Shandong JiaJia”). Our MediaREADY product line has been suspended.

In the fourth quarter of 2007, because our management did not believe the outlook for either our ability to generate any significant revenues or our ability to raise adequate capital would improve, our management elected to pursue a business combination with an operating company in an effort to improve shareholder value. On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. Our business is now the business and operations of Shandong Jiajia.

For accounting purposes, the transaction with Shandong JiaJia was treated as a reverse acquisition with Shandong JiaJia being the accounting acquirer. As the company, then named MedaReady, Inc. was a public shell company as of December 31, 2007, the transaction date, the transaction was recorded as a capital transaction with no intangibles being recognized. All revenue and expense items reflected in this report in 2007 are those of Shandong JiaJia.

Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard International Standards Organization, or ISO shipping containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owning these assets to provide transportation services required for shipping freight on behalf of its customers.

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

It should be noted, the report of our independent registered public accounting firm in connection with our annual report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 filed by us with the Securities and Exchange Commission contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following table provides certain comparative information based on our consolidated results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007,

	Three months ended March 31, 2008	Three months ended March 31, 2007	$ Change	% Change

Net Revenues	$6,773,213	$6,218,216	$554,997	9%
Cost of Sales	6,515,730	6,380,005	135,725	2%
Gross Profit (Loss)	257,483	(161,789)	419,272	259%
Total Operating Expenses	407,085	148,578	258,507	174%
Loss from Operations	(149,602)	(310,367)	160,765	(52%)
Total Other Income (Loss)	365,273	(1,661)	366,934	N/M
Net (Loss)	$(19,529)	$(312,548)	$293,019	(94%)

N/M – Not meaningful

OTHER KEY INDICATORS

	Three months ended March 31, 2008	Three months ended March 31, 2007

Other Key Indicators:
Cost of Sales as a percentage of Revenues	96%	103%
Gross Profit Margin	4%	(3%)
Total Operating (Loss) Expenses as a percentage of Revenues	6%	2%

SALES

Our consolidated sales for the three months ended March 31, 2008 were up $554,997 or approximately 8.93%, increasing from $6,218,216 for the three months ended March 31, 2007 to $6,773,213 for the three months ended March 31, 2008.  This increase was due to an overall increase in our operational levels from an increase in demand for our services resulting in increased shipping and freight volume.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales represents the cost of cargo space obtained by Shandong Jiajia on behalf of its customers, and increased $135,725, or 2.13%, from $6,380,005 during the three months ended March 31, 2007 to $6,515,730 during the three months ended March 31, 2008.  Cost of sales as a percentage of sales decreased between periods, from 103% for the three months ended March 31, 2007 to 96% for the three months ended March 31, 2008.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during the quarter and positive net income.  This decrease is primarily due to more efficient use of leased cargo capacity.

Consolidated gross profit increased $419,272, from a gross loss of $161,789 for the three months ended March 31, 2007 to a gross profit of $257,483 for the three months ended March 31, 2008.  Gross profit as a percentage of sales increased from a loss of 3% for the three months ended March 31, 2007 to a profit of 4% for the three months ended March 31, 2008.

TOTAL OPERATING EXPENSES

Total operating expenses includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees.  These expenses increased $258,507, or 174%, from $148,578 for the three months ended March 31, 2007 to $407,085 for the three months ended March 31, 2008.  Operating expense as a percentage of sales increased from 2% in the prior fiscal year to 6% during the current fiscal year. This increase is due the acquisition of Shandong Jiajia and resultant effect of the reverse merger.  The current period’s operating expenses include expenses of MediaReady and Shandong Jiajia compared to the prior period’s operating expenses that only include expenses of Shandong Jiajia.  We expect operating expenses from MediaReady to decrease during 2008 and total operating expenses to decrease accordingly.

TOTAL OTHER INCOME

Total other income increased $366,934 from a loss of $1,661 for the three months ended March 31, 2007 to $365,273 for the three months ended March 31, 2008.  This increase resulted from  the one-time recovery of bad debt of $380,978 related to Shandong Jiajia.

NET LOSS

As a result of favorable fluctuations in our gross profit and favorable impact of the significant recovery of bad debt, we reduced our  net loss to $19,529 in the current fiscal year; this represents a $293,019 improvement in the loss of $312,548 for the three months ended March 31, 2007.  As discussed, this improvement resulted from a one-time recovery of bad debt totaling $380,978 during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2008, the Company had cash of $1,276,113 and a working capital deficit of $96,821, components of our working capital deficit included due to accounts payable totaling $3,592,921 and advances from customers totaling $1,651,438; offset by cash of $1,276,113, accounts receivable of $2,569,899, amounts due from related parties of $576,380 and prepayments and other current assets of $906,248. While subsequent to March 31, 2008, we raised approximately $3,778,250 from the 2008 unit offering, we used $2,000,000 of those proceeds to satisfy our commitments to Shandong Jiajia. The Company believes, however, that its current working capital and cash generated from operations will not be sufficient to meet the Company’s cash requirements for the next year without the ability to attain profitable operations and/or obtain additional financing. The terms of the 2008 unit offering contain certain restrictive covenants which will hamper our ability to raise additional capital. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant has included as a footnote in their report on our financial statements included in our annual report on Form 10K/A (amendment No.2),stating that these factors raise substantial doubt about our ability to continue as a going concern.

We maintain cash balances in the United States and China. At March 31, 2008 and December 31, 2007, our cash by geographic area was as follows:

	March 31, 2008	December 31, 2007
United States	$359	$215
China	1,275,754	1,121,390
	$1,276,113	$1,121,605

In future periods we anticipate a substantial portion of our cash balances will be held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Due from/to Related Parties

At March 31, 2008, the Company was due $576,380 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005, is unsecured, non-interest bearing and payable on demand.

At March 31, 2008, our consolidated balance sheet reflects $219,959 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand. In addition, the Company leases its branch office in Xiamen City, China, from Mr. Chen under a lease agreement at $1,459 per year.

Consolidated Statement of Cash Flows

Cash flows from operating activities

Net cash used in operating activities was $1,474 for the three months ended March 31, 2008 as compared to cash used of $175,668 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash to fund an increase of $567,353 in prepayments and other assets, decreased accounts payable by $849,904, a decrease of $25,399 in foreign tax payable, a decrease of $240,187 in other accruals and an increase of $64,945 in amounts due from related parties. This was offset by a decrease of $942,910 in accounts receivable and an increase of $968,002 in cash advanced by customers.  These sharp reductions in liabilities were possible through completion of our private placement and funding in April 2008.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $136,928 primarily obtained from $148,200 in proceeds from a convertible note payable from Mr. David Aubel, a related party, offset by a $11,272 repayment of short-term financing.

Our current liabilities decreased by $2,990,218, or approximately 34.9%, at March 31, 2008 from December 31, 2007; this reflects a decrease in accounts payable of $851,904, the conversion of $446,985 in accrued compensation – related party into common stock, the conversion of $2,373,179 in a convertible note payable – related party into common stock and the reversal of a derivative liability totaling $3,856,416 following the conversion of the convertible note payable – related party, offset by an increase in advances from customers totaling $968,002.

The reasons for significant changes in the value of assets and liabilities between March 31, 2008 and December 31, 2007 include:

·           At March 31, 2008 we had accounts receivable of $2,569,899 compared to $3,131,831 at December 31, 2007. The decrease of $561,932 includes net collections in accounts receivable of $942,910 and bad debt recovery of $380,978. This reflects an emphasis on cash collections within our subsidiary Shandong Jiajia, which resulted in an overall reduction in the carrying amounts of accounts receivable.

·           At March 31, 2008 we had prepayments and other assets of $906,248 compared to $338,895 at December 31, 2007. Prepayments consist of shipping charges to secure cargo space with various shipping companies related to Shandong Jiajia. The $567,353 increase reflects prepayments by Shandong Jiajia to obtain cargo space and reflects on overall increase in the level of operations.

·           At March 31, 2008 we had accounts payable of $3,592,921 compared to $4,444,825 at December 31, 2007. The $851,904 decrease was related to payables satisfied by Shandong Jiajia.

·           At March 31, 2008 accrued compensation – related party was $0 compared to $446,985 at December 31, 2007. As stipulated in our agreement with Shandong Jiajia, we converted the accrued compensation due our president into common stock on March 20, 2008.

·            On March 28, 2008, the company converted its debt of $2,521,379 to a related party, Mr. David Aubel, into 3,445,853 shares of common stock. Accordingly, no debt was reflected at March 31, 2008. As of December 31, 2008, the company carried a blance payable to Mr. Aubel of $2,373,179.

·           At March 31, 2008 we recorded advances from customers of $1,651,438 related to Shandong Jiajia as compared to $683,436 at December 31, 2007, an increase of $968,002. The advances relate to payments for contracted cargo that has not yet been shipped to the recipient. This increase reflects the overall increase in the level of operational activities between the periods. These amounts are recognized as revenue as customers take delivery of goods, in compliance with our revenue recognition policy.

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

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location when the trade pricing terms are C&F (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.”

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q/A and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

·	risks from Securities and Exchange Commission litigation;
·	risks from liquidated damages related to warrants sold in our April 2008 offering;
·	the loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries;
·
our ability to successfully transition the internal operations of companies which we acquired in the PRC from their prior status as privately held Chinese companies to their current status as subsidiaries of a publicly-held U.S. company;

·	our acquisition efforts in the future may result in significant dilution to existing holders of our securities;
·	liabilities related to prior acquisitions,
·	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
·	difficulties in raising capital in the future as a result of the terms of our April 2008 financing;
·	our ability to effectively integrate our acquisitions and manage our growth;
·
the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

·	our dependence upon advisory services provided by a U.S. company due to our management’s location in the PRC;
·	intense competition in the freight forwarding and logistics industries;
·	the impact of economic downturn in the PRC on our revenues from our operations in the PRC;
·
our lack of significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities;

·	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
·	the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China;
·	the impact of changes to the tax structure in the PRC;
·	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and
·
the existence of extended payment terms which are customary in China; uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission, Part II, Item 1A - Risk Factors of This Form 10-Q and Risk Factors included in our registration statement on Form S-1 (File No. 333-151783) filed on June 19, 2008.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial officer concluded that, as of March 31,  2008, our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting due to the failure to properly record equity transactions which has resulted in two material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

These material weaknesses at December 31, 2007 continue at March 31, 2008.  To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses before the filing date of the December 31, 2008 Form 10-K.  Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A, (Amendment No. 2) for the fiscal year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K/A.

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

CHINA LOGISTICS GROUP, INC.

Date: January 12, 2009	By:	/s/ Wei Chen
Wei Chen Chief Executive Officerprincipal executive officer, principal financial and accounting officer