Form 10-Q/A
period 2008-06-30
China Logistics Group Inc
filed 2009-01-12
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,507,894 shares of common stock are issued and outstanding as of August 12, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4T.	Controls and Procedures.	24

PART II - OTHER INFORMATION
		26
Item 1.	Legal Proceedings.
		26
Item 1A.	Risk Factors.
		26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
		26
Item 3.	Defaults Upon Senior Securities.
		26
Item 4.	Submission of Matters to a Vote of Security Holders.
		26
Item 5.	Other Information.
		26
Item 6.	Exhibits.

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives  retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1. to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 as filed on August 19, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at June 30, 2008 and December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the three month and six month periods ended June 30, 2008 and 2007.

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

As a result of these corrections to our financial statements for the year ended December 31, 2007, we are filing this Amendment No. 1 to our Form 10-Q for the quarterly period ended June 30, 2008 to reflect the application of reverse accounting to our historical financial statements and the additional changes to our financial statements necessitated by these restatements.  The historical records presented in the financial statements included the consolidated statement of operations and consolidated statements of cash flows of Shandong Jiajia.

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

•           Item 4(T). Controls and Procedures.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the period ended June 30, 2008.  This filing supersedes in its entirety our original Form 10-Q for the period ended June 30, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Restated (Unaudited)	Restated
ASSETS
Current assets:
Cash	$3,435,950	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $451,848 and $794,715 at June 30, 2008 and December 31, 2007, respectively	2,342,814	3,131,831
Accounts receivable - related party	__	160,350
Deferred costs	—	5,450
Due from related parties	453,636	511,435
Prepayments and other current assets	961,066	338,895
Total current assets	7,193,466	5,269,566
Property and equipment, net	40,000	46,622
Other assets:
Intangible assets	800	821
Deposits	—	12,000
Total other assets	800	12,821
Total assets	$7,234,266	$5,329,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$12,633
Accounts payable - trade	879,619	4,444,825
Accrued consulting fees	50,082	—
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	233,230	343,301
Convertible note payable - related party	—	2,373,179
Advances from customers	1,610,211	683,436
Due to related parties	174,075	229,252
Foreign tax payable	79,247	36,117
Total current liabilities	3,026,464	8,569,728
Minority interest	1,063,394	670,510
Stockholders' equity (deficit):
Series A convertible Preferred stock - $.001 par value; 10,000,000 shares and 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; -0- shares and 1,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	1,000
Series B convertible Preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares and 1,295,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value; 500,000,000 shares and 200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 34,507,894 and 4,999,041 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	34,508	4,999
Additional paid-in capital	2,781,038	(3,379,049)
Retained earnings (deficit)	519,766	(313,084)
Accumulated other comprehensive loss	(191,354)	(226,390)
Total stockholders' equity (deficit)	3,144,408	(3,911,229)
Total liabilities and stockholders' equity (deficit)	$7,234,266	$5,329,009

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Restated	Restated	Restated	Restated
Sales	$8,018,987	$7,575,454	$14,792,200	$13,793,670
Cost of sales	7,562,001	7,523,179	14,077,731	13,903,184
Gross profit	456,986	52,275	714,469	(109,514)
Operating expenses:
Selling, general and administrative	184,135	139,176	585,181	283,190
Depreciation and amortization	6,407	4,563	12,446	9,127
Total operating expenses	190,542	143,739	597,627	292,317
Operating income (loss)	266,444	(91,464)	116,842	(401,831)
Other income (expense)
Realized exchange gain (loss)	4,135	-	(12,407)	-
Forgiveness of debt	764,220		764,220
Recovery of bad debts	20,765	-	401,743	-
Interest expense - related party	(1,504)	(476)	(667)	(2,137)
Total other income (expense)	787,616	(476)	1,152,889	(2,137)

Income (loss) before income taxes and minority interests	1,054,060	(91,940)	1,269,731	(403,968)
Foreign tax	69,870	8,045	77,658	8,565

Income (loss) before minority interest	984,190	(99,985)	1,192,073	(412,533)
Minority interest in income of consolidated subsidiary	131,811	-	359,223	-
Net income (loss)	852,379	(99,985)	832,850	(412,533)
Other comprehensive income:
Foreign currency translation adjustment	45,376	43,380	68,697	66,701
Comprehensive income (loss)	$897,755	$56,605	$901,547	$(345,832)
Earnings per share:
Basic	$0.05	$(0.03)	$0.04	$(0.14)
Diluted	$0.02	$(0.03)	$0.03	$(0.14)
Basic weighted average shares outstanding	17,898,577	3,326,263	18,968,085	3,051,170
Diluted weighted average shares outstanding	34,052,507	3,326,263	28,331,429	3,051,170

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2008

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,041	$4,999	$(3,379,049)	$(313,084)	$(226,390)	$(3,911,229)

Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	2,521,379

Conversion of Seiries A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-

Conversion of Seiries B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-

Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	11,895	11,895

Net loss for the period	-	-	-	-	-	-	-	(19,529)	-	(19,529)

Balance March 31, 2008	-	-	450,000	450	19,394,894	19,395	(421,236)	(332,613)	(214,495)	(948,499)

Private placement	-	-	-	-	15,113,000	15,113	3,202,274	-	-	3,217,387

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	23,142	23,142

Net loss for the period	-	-	-	-	-	-	-	852,379	-	852,379

Balance June 30, 2008	-	$-	450,000	$450	34,507,894	$34,508	$2,781,038	$519,766	$(191,354)	$3,144,408

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:	Restated	Restated
Net income (loss)	$832,850	$(412,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,446	9,127
Minority interest in income of consolidated subsidiary	359,223	-
Bad debt recovery	(401,743)	-
Forgiveness of debt	(764,220)	-
Amortization of deferred cost	5,450	-
Change in assets and liabilities
Decrease in accounts receivable	1,061,815	310,519
Decrease in accounts receivable - related party	160,350	282,559
Increase in inventories	-	(10,210)
(Increase) in prepayments and other current assets	(622,971)	(346,231)
Decrease in deposit	12,000	-
Increase (decrease) in accounts payable	(2,938,986)	(95,284)
Increase in accrued consulting fee	50,082	-
Increase in accrued advances from customers	926,775	-
Decrease in foreign tax payable	43,131	(2,911)
Decrease in other accruals	(110,071)	134,792
Net cash used in operating activities	(1,373,869)	(130,172)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,824)	(918)
Net cash used in investing activities	(5,824)	(918)

Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	-
Proceeds from loans payable - shareholder	2,622	-
Proceeds from 2008 unit offering private placement	3,778,250	-
2008 unit offering expenses	(420,863)	-
Repayment of short-term debt	(12,633)	-
Net cash provided by financing activities	3,495,576	-
Net increase (decrease) in cash	2,115,883	(131,090)
Foreign currency translation adjustment	198,462	16,669
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$3,435,950	$708,487
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$34,524	$11,476
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,379	$--
Accrued compensation converted to common stock - related party	$448,985	$--

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheet and statement of stockholders’ equity (deficit) for the year ended December 31, 2007 and financial statements for the quarter ended June 30, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The June 30, 2008 and December 31, 2007 financial statements included in the Company’s Form 10-Q filed on August 19, 2008, Form 10-K filed on April 15, 2008 and the Form 10-K/A filed on May 19, 2008 incorrectly accounted for the Company’s acquisition of a 51% interest in Shandong Jiajia using the purchase method of accounting.  The Financial Statements included in these reports have been restated to account for the transaction as a capital transaction, implemented through a reverse acquisition, with Shandong Jiajia being recognized as the accounting acquirer and the Company being recognized as the accounting acquiree.  Accordingly, the cost basis of the assets and liabilities of Shandong Jiajia were maintained in the consolidated financial statements and the assets and liabilities of the Company then named MediaReady, Inc. prior to the transactions are accounted for under the purchase method.  The historical records presented in the financial statements for 2007 included in this report including the consolidated statements of operations, and statements of cash flows are those of Shandong Jiajia.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three-month and six-month periods ended June 30, 2008 and 2007, as amended, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the Company’s Form 10-K/A,  (Amendment No. 2), for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

All share and per share information contained in this report gives proforma effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007, included in the Company’s Form 10-K/A, (Amendment No. 2), as amended, for the year then ended.

Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008. It should be noted, the three month period and six month periods ended June 30, 2008 include one-time items, specifically the forgiveness of debt and recovery of bad debts previously considered uncollectable, which materially improved the Company's earnings for the three months and six months ended June 30, 2008 and eliminated  what would have been an operating loss for the six months ended June 30, 2008.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. As of June 30, 2008, management estimated a 100% allowance for all accounts receivable over two years old.

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

Advances from Customers

Advances from customers consist of prepayments to Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as the contracted services are provided or as customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,610,211 and $683,436, at June 30, 2008 and December 31, 2007, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three months or six months periods ended June 30, 2007 or 2008.

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China. Capital accounts of the unaudited consolidated financial statements, subject to the reverse acquisition completed December 31, 2007, are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the periods presented.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company had generated minimal revenue since its inception until its acquisition of a majority interest in Shandong Jiajia in December 2007.  It should be noted that while our operations reflected profit for the three month and six month periods ended June 30, 2008 the entire amount of profit resulted from one-time transactions including $764,220 for the forgiveness of debt and $401,743 in recovery of bad debts previously recognized as uncollectable. Additionally, the Company has a minimal level of working capital totaling $4,167,002 at June 30, 2008, and cash used in operations totaling $1,373,869 during the six months ended June 30, 2008. Our  ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) applicable to common stockholders (A)	$852,379	$(99,985)	$832,850	$(412,533)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	17,898,577	3,326,263	18,968,085	3,051,170
Denominator for diluted earnings per share
Treasury Stock Method
Options	1,173,212	-	1,173,212	-
Warrants	9,874,382	-	4,937,191	-
Series B Preferred - unconverted	1,399,545	-	1,399,545	-
Series A and B Preferred	3,706,791	-	1,853,396	-
	16,153,930	-	9,363,344	-
Denominator for diluted
earnings per share-
adjusted weighted average shares outstanding (C)	34,052,507	3,326,263	28,331,429	3,051,170
Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.05	$(0.03)	$0.04	$(0.14)
Earnings per share- diluted (A)/(C)	$0.02	$(0.03)	$0.03	$(0.14)

NOTE 6 - CONVERTIBLE NOTE PAYABLE-DAVID AUBEL, RELATED PARTY

The Company has relied heavily on advances from Mr. David Aubel, a principle shareholder of the Company, to fund its operations.  Mr. Aubel has never held a position as an officer or director of the Company.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments provided for the repayment of these obligations through the issuance of common stock of the Company at substantial discounts from the then prevailing market price.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

A summary of common shares issued during the six month period ended June 30, 2008 is as follows:

Shares

Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A convertible preferred stock	2,500,000
Conversion of 845,000 shares of Series B convertible preferred stock	8,450,000
2008 Unit offering	15,113,000
29,508,853

Common Stock Options

A summary of our stock options activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000	$0.30	2.5	$400,000
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2008	2,000,000	$0.30	2.5	$400,000

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	117,500	$49.11
Granted *	31,558,500	0.42
Exercised	—	—
Outstanding at June 30, 2008	31,676,000	$0.60

*Issued in connection with our 2008 Unit Offering completed in April, 2008.

NOTE 8 – RELATED PARTIES

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

At June 30, 2008, the Company was due $453,636 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand. At June 30, 2008, our unaudited consolidated balance sheet reflects $174,075 due to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia. The loan is unsecured, non-interest bearing and repayable on demand. In addition, the Company leases its branch office in Xiamen City, China from Mr. Chen under a lease agreement at $1,459 per year.

On June 1, 2008, Shandong Jiajia entered into a lease with Mr. Chen for a term of one year for office space for its Shanghai branch.  Under the terms of the lease, Shangdong Jiajia pays Mr. Chen a base annual rent of approximately $43,700.

There is no assurance that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the six months ended June 30, 2008.

	Revenues	Assets
United States	$—	$553,307
People’s Republic of China	14,792,200	6,680,959
	$14,792,200	$7,234,266

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

China Logistics is on a calendar year; as such the three months period ending June 30, 2008 is our second quarter. The year ended December 31, 2007 is referred to as “2007” and the year ended December 31, 2008 is referred to as “2008”.

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

RESULTS OF OPERATIONS

The following tables provides certain comparative information based on our consolidated results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, and for the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

	Six months ended June 30, 2008	Six months ended June 30, 2007	$ Change	% Change

Net Revenues	$14,792,200	$13,793,670	$998,530	7%
Cost of Sales	14,077,731	13,903,184	174,547	1%
Gross Profit (Loss)	714,469	(109,514)	823,983	752%
Total Operating Expenses	597,627	292,317	305,310	104%
Income (Loss) from Operations	116,842	(401,831)	518,673	129%
Total Other Income (Loss)	1,152,889	(2,137)	1,155,026	N/M
Net Income (Loss)	$832,850	$(412,533)	$1,245,383	302%

	Three months ended June 30, 2008	Three months ended June 30, 2007	$ Change	% Change

Net Revenues	$8,018,987	$7,575,454	$443,533	6%
Cost of Sales	7,562,001	7,523,179	38,822	1%
Gross Profit	456,986	52,275	404,711	774%
Total Operating Expenses	190,542	143,739	46,803	33%
Income (Loss) from Operations	266,444	(91,464)	357,908	391%
Total Other Income (Loss)	787,616	(476)	788,092	N/M
Net Income (Loss)	$852,379	$(99,985)	$952,364	N/M

N/M: Not Meaningful

OTHER KEY INDICATORS

	Six months ended June 30, 2008	Six months ended June 30, 2007
Other Key Indicators:
Cost of Sales as a percentage of Revenues	95%	101%
Gross Profit Margin	5%	(1%)
Total Operating Expenses as a percentage of Revenues	4%	2%

	Three months ended June 30, 2008	Three months ended June 30, 2007
Other Key Indicators:
Cost of Sales as a percentage of Revenues	94%	99%
Gross Profit Margin	6%	1%
Total Operating Expenses as a percentage of Revenues	2%	2%

SALES

Our consolidated sales for the six months ended June 30, 2008 were up $998,530 or approximately 7.2%, increasing from $13,793,670 for the six months ending June 30, 2007 to $14,792,200 for the six months ending June 30, 2008.

Our consolidated sales for the three months ended June 30, 2008 were up $443,533 or approximately 5.9%, increasing from $7,575,454 for the three months ending June 30, 2007 to $8,018,987 for the three months ending June 30, 2008.

These increases, for both the six months and three months ended June 30, 2008, are due in part to an expansion in operations made possible and funded through our 2008 Unit Offering completed in April 2008 with net proceeds of approximately $3,360,000.  The 2008 Unit Offering is discussed in more detail in Part II, Item 2.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales increased $174,547, or 1.3%, from $13,903,184 during the six months ended June 30, 2007 to $14,077,731 during the six months ended June 30, 2008.  Cost of sales as a percentage of sales decreased between periods, from 101% for the six months ended June 30, 2007 to 95% for the six months ended June 30, 2008.  This decrease in cost of sales as a percentage of sales was primarily due to the more efficient purchases and utilization of third party shipping resources and accounted for our positive gross profit during the current year.

Consolidated cost of sales increased $38,822, or 0.5%, from $7,523,179 during the three months ended June 30, 2007 to $7,562,001 during the three months ended June 30, 2008.  Cost of sales as a percentage of sales decreased between periods, from 99% for the three months ended June 30, 2007 to 94% for the three months ended June 30, 2008. As with the six month figure, this improvement reflects more efficient utilization of contracted third party shipping resources.

Our consolidated gross profit increased $823,983, from a gross loss of $109,514 for the six months ended June 30, 2007 to a gross profit of $714,469 for the six months ended June 30, 2008.  Gross profit as a percentage of sales increased from a loss of 1% for the six months ended June 30, 2007 to a profit of 5% for the six months ended June 30, 2008.

Consolidated gross profit increased $404,711, from $52,275 for the three months ended June 30, 2007 to $456,986 for the three months ended June 30, 2008.  Gross profit as a percentage of sales increased from 1% for the three months ended June 30, 2007 to 6% for the three months ended June 30, 2008.  These positive fluctuations in gross profit and gross profit as a percentage of sales during the current period were primarily due to efficient use of leased cargo capacity. Given the very competitive nature of our business, we believe our gross profit will remain relatively constant between approximate 4.5% and 7.0% for the foreseeable future.

TOTAL OPERATING EXPENSES

Operating expenses, consisting primarily of selling, general and administrative expense and depreciation and amortization expenses,  increased $305,310, or 104.4%, from $292,317 for the six months ended June 30, 2007 to $597,627 for the six months ended June 30, 2008.  Operating expense as a percentage of sales increased from 2% the in the prior fiscal year to 4% during the current fiscal year.

Total operating expenses increased $46,803, or 32.6%, from $143,739 for the three months ended June 30, 2007 to $190,542 for the three months ended June 30, 2008.  Operating expense as a percentage of sales remained consistent at 2% for both periods.

 The current period’s operating expenses for both the three month and six month periods ended June 30, 2008 include expenses of MediaReady and Shandong Jiajia compared to the prior period’s operating expenses that only include expenses of Shandong Jiajia.  We expect operating expenses from MediaReady to decrease during the current fiscal year and total operating expenses to decrease accordingly. Operating expenses did not fluctuate significantly for the comparative three month periods due in part to the reduction in personnel cost at our MediaReady operations, the remaining operating expenses at our Shandong Jiajia operations remain relatively consistent at 2% of consolidated sales.

TOTAL OTHER INCOME

Total other income increased $1,155,026 from an expense item of $2,137 for the six months ended June 30, 2007 to an income item of $1,152,889, for the six months ended June 30, 2008.  Total other income increased $788,092 from and expense item of $476 for the three months ended June 30, 2007 to an income item of $787,616 for the three months ended June 30, 2008.  These fluctuations are primarily due to two one-time items; $764,220 related to a vendor granting a forgiveness of debt during the three months ended June 30, 2008, and $401,743 related to recovery of bad debts during the six months ended June 30, 2008.

 NET INCOME (LOSS)

As a result of favorable fluctuations in our gross profit and favorable impact of two significant one-time items, we generated net income of $832,850 for the first half of 2008; this represents a $1,245,383 increase over the prior six months ended June 30, 2007 loss of $412,533.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008 our working capital was $4,167,002 as compared to a working capital deficit of $3,300,162 at December 31, 2007.  This significant increase in working capital was attributable primarily to the completion of our private placement of units consisting of common shares and warrants completed in April 2008 with net proceeds of approximately $3.3 million

While in April 2008, we raised approximately $3,3 million in net proceeds from our 2008 unit offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital. We believe our current level of working capital and cash generated from operations will not be sufficient to meet our cash requirements for the next year without the ability to attain profitable operations and/or obtain additional financing.

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

As of June 30, 2008, we had $3,435,950 in unrestricted cash and retained earnings since inception of $519,766.

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

Advances from customers totaled approximately $1.6 million at June 30, 2008, an increase of approximately $927,000 over the year-end balance. This sharp increase is due to an increase in our overall level of operations and represents advance payment by our customers for contracted cargo shipments that have not been shipped as of June 30, 2008. Upon shipment of these goods and compliance with the related contract terms, these advances will be taken into income in accordance with our revenue recognition policy.

Typically we recognize revenue when the payment terms are as follows:

o	When the merchandise departs the shipper’s destination if the trade pricing term is on a CIF (cost, insurance and freight) or C&F (cost and freight) basis, or

o	When the merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

Cash used from operating activities totaled $1,373,869 for the six months ended June 30, 2008 compared to cash used in operating activities of $130,172 for the six months ended June 30, 2007.  This sharp increase in cash used was facilitated through the April 2008 equity placement and included a sharp reduction in accounts payable of approximately $2.9 million with an increase in prepayments and other assets of approximately $623,000.  The largest sources of cash include funding from the following: $1,061,815 from an decrease in accounts receivable, $926,775 from an increase in advances from customers.

We were provided $3,495,576 from financing activities during the period; the majority of cash was provided from the proceeds from the 2008 unit offering private placement of $3,778,250 less expenses of $420,863, these proceeds were supplemented by $148,200 which was provided from proceeds from a convertible note payable to Mr. David Aubel, a related party.

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

A summary of significant accounting policies is included in Note 3 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

10.14	Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel.
10.15	Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell.
10.16	Lease Agreement between Shandong Jiajia International Freight & Forwarding Co., Ltd and Mr. Wei Chen dated June 1, 2008.**
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer**
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer**

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 2009

CHINA LOGISTICS GROUP, INC.

By:	/s/ Wei Chen
Wei Chen
Chief Executive Officer, principal executive officer, principal financial and accounting officer