Form 10-K
period 2008-12-31
China Logistics Group Inc
filed 2009-05-18
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-K

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 Alondra Boulevard, Suite 108, Paramount, CA	90723
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(562) 408-3888

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ] No [√]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $13,656,130 on June 30, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  34,508,203 shares of common stock are issued and outstanding as of May 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

TABLE OF CONTENTS

Page No.
Part I
Item 1.	Business.
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.(T)	Controls and Procedures.
Item 9B.	Other Information.
Part III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.
Part IV
Item 15.	Exhibits, Financial Statement Schedules.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	risks from Securities and Exchange Commission litigation;
•	risks from liquidated damages related to warrants sold in our 2008 Unit Offering;
•	the loss of the services of any of our executive officers or the loss of services of any of our employees responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	our ability to successfully transition the internal operations of our subsidiary as a privately held Chinese company to a subsidiary of a publicly-held U.S. company;
•	liabilities related to prior acquisitions,
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
•	difficulties in raising capital in the future as a result of the terms of our 2008 Unit Offering;
•	our ability to effectively integrate our acquisitions and manage our growth;
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

•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•	the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China;
•	the impact of changes to the tax structure in the PRC;
•	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments;
•	the existence of extended payment terms which are customary in China; and,
•
uncertainties related to PRC regulations relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part I., Item 1A. Risk Factors.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www. chinalogisticsinc.com. Information on this web site is not a part of this annual report . All share and per share information contained in this annual report gives proforma effect to the 1:40 reverse stock split of our outstanding common stock which was effective on March 11, 2008.

Unless specifically set forth to the contrary, when used in this Form 10-K the terms “China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiaries.

PART I

ITEM 1.                      BUSINESS.

Overview

Our subsidiary, Shandong Jiajia, was established in November 1999 and acts as an agent for international freight and shipping companies. Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China. We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.

Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin and Xiamen with an additional office in Lianyungang.  We coordinate with agents in North America, Europe, Australia, Asia, and Africa. Approximately 60% of our revenues are generated from existing, repeat customers with the remaining 40% generated from new customers. About half of our sales generated from new customers are derived from our own sales force and the other half is derived from third party agent referrals.

Prior to our acquisition of Shandong Jiajia, our historical business model from 2003 to 2007 was to provide products and services in the home entertainment and media-on-demand marketplace.  We produced and distributed interactive consumer electronics equipment to provide streaming digital media and video on demand (“VOD”) services. While we devoted significant time and resources to the development of this business model, significant competition in our target segment prevented our continued success. Like many small public companies, we encountered significant difficulties in raising adequate capital while at the same time professional fees associated with our reporting obligations under Federal securities laws continued to increase.

On December 31, 2007 we entered into a transaction with the owners of Shandong Jiajia International Freight & Forwarding Co., Ltd. (“Shandong Jiajia”), whereby we acquired a 51% interest in that entity in exchange for a combination of cash and equity.  For accounting purposes, we treated this transaction as a capital transaction, effected through a reverse acquisition with Shandong Jiajia being the accounting acquirer and the Company being the legal survivor; this transaction is described in greater detail later in this section under “History of our Company”.  Shandong Jiajia’s operations now constitute 100% of the operations of the Company.  The decision to enter into the transaction with Shandong Jiajia was heavily influenced on its geographic location.  Our management believed a freight forwarder based in China would be in a position to take advantage of economic growth while our status as a U.S. public company could provide access to the capital markets for investment capital to expand the freight forwarding operations and thus enable the newly merged entity to compete more effectively.  There are no assurances, however, that these assumptions will prove correct.

The Chinese Freight Forwarding Industry

In China, the freight forwarding industry began to develop in the early 1980’s following the China Reform policy. In 1983, Sinotrans Ltd. was the only international freight forwarder registered with the China Ministry of Foreign Trade and Economic Cooperation. By 2006, China had approximately 6,000 international freight forwarders registered with China Ministry of Commerce and approximately 30,000 unregistered freight forwarders operated by individuals or small businesses. The industry boom is attributed to increasing international trade and relaxed regulation by the Chinese government. China surpassed the United States as the world's second-largest exporter in the middle of 2006, according to figures released by the World Trade Organization1. For the full year of 2007, the international trade reached $2.1 trillion in 2007 an increase of 23.5% from 20062, which finished above the US in the 2007 totals. The value of exports was $1,218 billion, up by 25.7%, while that of imports went up by 20.8% to reach $955.8 billion3. Since joining the WTO in 2002, China has enjoyed an annual increase rate above 20% for the successively six years4.  In 2008, China remained as the world’s second biggest exporter5. According to preliminarily statistics of Customs, China's total import and export in January 2008 through November 2008 amounted to $2.4 trillion, up by 20.9% from the previous year. Of this amount, exports accounted for $1.3 trillion and imports accounted for $1.1 trillion, up by 19.3% and 22.8%%, respectively6.

1  http://www.chinadaily.com.cn/china/2007-04/12/content_849420.htm
2  http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
3  http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
4  http://www.igovernment.in/site/china%E2%80%99s-gdp-growth-swings-up-by-114/
5  http://news/xinhuanet.com/english/2008-12/19/content_10528088.htm

Our services

The typical freight forwarding service package provided by Shandong Jiajia includes goods reception, space reservation, transit shipment, traffic consolidating, storage, multimodal transport and large scale transport such as export of large mechanical equipment. We provide freight forwarding services for a wide variety of merchandise and we have experience in handling various types of freight such as refrigerated merchandise, hazardous merchandise and perishable agricultural products.

To accommodate our customers shipping needs, we can either facilitate the shipment of a full container or, if the shipment is less than a full container-load, we will co-load a customer's merchandise with other customers or freight forwarders to create a full container. Containers are in sizes of either 20 foot or 40 foot, each are used for ocean freight, and a 20 foot container can carry 17.5 metric tons of merchandise while a 40 foot container can carry 22 metric tons of merchandise. For full container loads, as part of our normal services we will deliver the empty container to a customer’s factory and the customer loads the merchandise. We then transport the container to the port of departure for customs clearance. Once the clearance is obtained, the containers are loaded onto the ship and we then issue the bill of lading and service invoice to our customer.

For shipments of less than full container loads, merchandise which will be co-loaded with merchandise from other customers or freight forwarders, our customers may either request that the merchandise be picked up at their factory or deliver the merchandise directly to a warehouse in Shanghai. Upon receipt at the warehouse, we will store the merchandise until a sufficient quantity of other merchandise is received to fill the particular container. Generally, the merchandise is in storage for 30 days or less. An unrelated third party owns the warehouse and we pay for space on an as-used basis depending upon the size, quantity and duration. The cost of storage is included in the amount charged the customer for the shipment.

Typically payment is delineated in the initial order. We will either collect payment for our services from:

•	the shipper when the merchandise departs if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight) basis; or
•	from the recipient when merchandise arrives at destination port if the trade pricing term is on a FOB (free on board) basis.

We employ 25 full time sales persons.  These sales persons solicit business through a variety of means including personal visits, sales calls, and faxes.  Our customers sign annual or project-based contracts with us and the terms of the contract determine the merchandise, price, and delivery instructions. Sales persons are compensated with base salary and earn a sales commission based on net profit generated in excess of predetermined benchmarks. Sales persons are required to meet monthly profit benchmarks established by us, and the base salaries, profit benchmarks, and commission percentages paid to the sales persons vary across our branches.

Customers, transaction currencies and credit terms

We generate revenues through sales to existing customers as well as new customers. Existing customers initiate historically approximately 60% of our revenues, 20% are from new customers generated by our sales persons, and the remaining 20% are referrals from third party agents. The focus of products shipped by our customers varies across our branches. In the Qingdao area, the major export is agricultural products to Australian-Zelanian line and Southeast Asia line. Clothing and electronics products to Europe and U.S. are the focus of the Shanghai branch and the Xiamen branch carries daily merchandise and hardware products to Europe and Africa. The rate we charge our customers fluctuates with market prices. We may elect to lower the rates, when a particular order involves a large quantity of freight, the customer has a good credit rating, and/or the customer has a record of prompt payment.

We do not require a deposit to engage our services. Sales of our freight forwarding services are generally made on credit. Fees are denominated in RMB, the functional currency of the PRC, and shipping costs charged by the various shipping companies are denominated in U.S. dollars. Historically, our existing customers generally settle their accounts receivable within 30 days after they receive a commercial invoice. In the pricing terms of CIF and CFR, new customers are required to make the payment in order to obtain one original copy of a bill of lading from us. The customer submits the bill of lading to the bank to settle the foreign exchange in its account. In FOB pricing term, we issue a delivery order to our agent at the port of destination.

We are a designated agent of several cargo carriers including Nippon Yusen Kaisha (“NYK Line”), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (“RCL”), and Compañía Sud Americana de Vapores (“CSAV”).  We are also a member in the China Cargo Alliance (CCA), an independent network of air and sea freight forwarders serving international trade of China. Currently CCA has 120 members including 80 overseas forwarders operating in 53 countries and 40

Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order as a service fee. If agents choose to purchase the shipping spaces reserved by Shandong Jiajia, the profits from the order are evenly shared between agents and our company.

We generally receive 30 days terms from the airlines and shipping lines with which we transact business. For the shipping lines to North America, we enter into annual sales contracts in order to ensure a sufficient amount of shipping and air cargo space is available at pre-determined prices. In these contracts, we are assigned a certain amount of cargo space but we are not required to either pre-purchase the cargo space or otherwise required to provide a deposit. The number of available spaces is determined based on negotiation between Shandong Jiajia and the shipping company. If we do not re-sell the cargo space, we would be required to pay a penalty, which is approximately $400 per container.  We usually reserve a relatively small amount of cargo space in order to avoid overbooking. Because of the long-term relationships with the various shipping companies we use, Shandong Jiajia, however, has never experienced any difficulties in obtaining sufficient cargo space to meet our customer’s needs.

Competition

We are one of approximately 6,000 registered cargo companies in China. Only registered companies can purchase cargo space and establish foreign currency accounts. There are also an estimated 30,000 unregistered forwarding companies and individual agents. These smaller competitors generally do not have the financial wherewithal to meet the minimum registered capital requirements to permit the formation as an independent international freight forwarding company. The industry is dominated by a few state-owned companies. Our primary competitors are state owned Tianjin Zhenhua Logistics Group Co., Ltd., foreign joint ventures Qingdao Ocean & Great Asia Transportation Co., Ltd., and Air Sea Transport, Inc. These competitors each have developed a service network nationwide and internationally and have proprietary warehouses and transportation departments.

While the requirement to register as a cargo company to obtain a business license in China was amended in 2004 to eliminate the requirement for approval from the Ministry of Commerce, we believe our ability to market our company as a registered cargo company provides various competitive advantages. We have been operating since 1999 and we believe that our experience is a competitive advantage and serves as a benefit to exporters as well to shipping agencies seeking to sell cargo space.  We have developed stable shipping volume since 1999, which allows us to make a commitment to shipping agencies for cargo space, which in turn permits us to receive advantageous pricing.

A significant number of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than we do. These competitors may also offer a more comprehensive package of freight forwarding services than Shandong Jiajia does, or may provide value added services such as customs brokerage, and distribution. For these and other reasons, our competitors' services may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues.

Government Regulation

We are required to comply with the Customs Law established by the People's Republic of China, which establishes regulations related to import/export of merchandise from or to China. The regulations define the criteria for the supervision of the transport of merchandise to and from China.

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

Employees

As of May 18, 2009 we had 118 full-time, salaried employees who are all located in China.  Our employees are organized into a union under the labor laws of China and receive labor insurance. These employees can bargain collectively with us. We believe we maintain good relations with our employees.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.

History of our Company

We were incorporated in the State of Florida in March 1999 originally under the name ValuSALES, Inc. to create a single-source Internet solutions company providing internet and technology products and services to various sized customers.  We had no operations until July 1999 when we purchased assets consisting of property and equipment and inventory for an aggregate purchase price of $75,000.  In December 1999, we sold shares of our common stock and used the proceeds to acquire September Project II Corp., an inactive entity. For accounting purposes, the acquisition was treated as a capital transaction rather than a business combination. In conjunction therewith, we merged with September Project II Corp. with that entity as the surviving entity named ValuSALES.com, Inc. Following this transaction, we provided Internet and technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our divisions included e-business solutions, marketing and advertising, streaming video technology, and Internet mortgage banking.  In November 2001 we changed our name to Video Without Boundaries, Inc.

Prior to the end of 2001 we began operating in only one segment.  During 2002 we discontinued our previous operations and began to reposition our company within the home entertainment media-on-demand marketplace to become a producer and distributor of interactive consumer electronic equipment to provide streaming digital media and video on demand (“VOD”) services.

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electronic products. The principal terms of the agreement provided that we would acquire all of the issued and outstanding shares of Graphics Distribution, Inc. for a purchase price of $1,500,000 plus the issuance of 25,000 shares of our common stock.  Additional consideration included in this stock purchase agreement required our company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the payment terms under the stock purchase agreement. At closing, we tendered our initial deposit of $350,000, but thereafter we defaulted on the remaining balance due and as well as the collateralization provision under the purchase agreement. In October, 2008, we obtained a general release from Mr. Joachimczyk and Graphics Distribution, Inc. ., without payment of any consideration by us, releasing us from any and all liability and causes of action that Mr. Joachimczyk and Graphics Distribution, Inc. had or may have against us as of October 14, 2008.

In August 2006 we changed our name to MediaREADY, Inc. in an effort to provide better corporate branding for our company.

In early 2007 we had engaged China Direct Investments, Inc. to provide introductions and advice to us as related to general business activities, including mergers and acquisitions, business combinations and financial management.  China Direct Investments, Inc., a subsidiary of China Direct, Inc. (NasdaqGM: CDII), provides consulting services to both Chinese entities seeking access to the U.S. capital markets and North American entities seeking business opportunities in the PRC.  As a result of the advisory services provided to our management, it determined to concentrate its focus on a potential business combination with a Chinese company as a means of benefiting from the continued economic expansion of the PRC in general and of businesses in various industries within that country.  In September 2007, we engaged Capital One Resource Co., Ltd., also a subsidiary China Direct, Inc., to provide introductions and advice to us as it related to general business activities, including mergers and acquisitions, business combinations and financial management.

Shandong Jiajia was initially identified as a PRC based company in search of capital to expand its operations by Mr. Weidong Wang.  Mr. Wang, who had a business relationship with Dragon Venture (Shanghai) Capital Management Co., Ltd., brought the company to the attention of that entity that in turn brought it to the attention of Capital One Resource Co., Ltd.  Thereafter, China Direct, Inc. assisted us with the negotiations with Messrs. Chen and Liu, the principals of Shandong Jiajia, and under the terms of a December 31, 2007 consulting agreement it agreed to provide translation services as well as advice on the restructure of our balance sheet, and coordinated the efforts of legal, accounting and auditing service providers related to the completion of the acquisition of Shandong Jiajia.  The definitive terms of the transaction were reached after negotiations by us with Messrs. Chen and Liu.  Messrs. Chen and Liu, who were unrelated parties to us prior to the transaction, are unrelated parties to both China Direct, Inc. and Capital One Resource Co., Ltd.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia and its sole shareholders Messrs. Hui Liu and Wei Chen, pursuant to which we acquired a 51% interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and we agreed contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:
•	the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and
•	the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share after the 1:40 reverse stock split.  When we entered into the December 31, 2007 purchase agreement we did not have sufficient authorized but unissued shares of our common stock to allow for the conversion of these liabilities, requiring the issuance of 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

As contemplated by the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. V. Jeffrey Harrell, then our CEO and President, which converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition and as also contemplated by the terms of the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Aubel whereby he converted a $2,521,380 loan due him by us into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

This number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 balance then owed to Mr. Aubel in the amount of $2,291,685 divided by an agreed upon prior to the 1 for 40 reverse stock split price of $0.02 per share ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note and other matters as a result of the September 24, 2008 lawsuit filed against us, Mr. Aubel, and Mr. Harrell by the Securities and Exchange Commission. See Part I. Item 3. Legal Proceedings appearing later in this report.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.  In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement to acquire Shadong Jiajia was amended to provide that as additional consideration we issue Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

In order to facilitate the approval by the Chinese authorities of the acquisition of Shandong Jiajia, effective March 13, 2008 the parties further amended the acquisition agreement to provide that:

•
instead of contributing all $2,000,000 to Shandong Jiajia's registered capital, we agreed to contribute $1,040,816 to increase the registered capital and the remaining $959,184 will be made available to Shandong Jiajia for working capital purposes; and

•	the date by which Shandong Jiajia is required to satisfy various conditions to the delivery of such funds was extended to April 30, 2008.

On April 25, 2008 Shandong Jiajia received its Certificate of Approval from the Department of Foreign Trade and Economic Cooperation of the Shandong Province.  Thereafter, in April 2008 following the sale of the units described elsewhere herein, we used $2,000,000 of the proceeds from that offering to satisfy our capital commitment to Shandong Jiajia.

In March 2008 we changed our name to China Logistics Group, Inc.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

IN DECEMBER 2007 WE CHANGED OUR BUSINESS THROUGH THE ACQUISITION OF A MAJORITY OWNERSHIP INTEREST IN SHANDONG JIAJIA WHICH IS LOCATED IN THE PRC. OUR MANAGEMENT WHO ARE ALSO LOCATED IN THE PRC MAY NOT BE SUCCESSFUL IN TRANSITIONING THE INTERNAL OPERATIONS OF A PRIVATELY HELD CHINESE COMPANY TO A SUBSIDIARY OF A U.S. PUBLICLY HELD COMPANY.

On December 31, 2007 we entered into an agreement to acquire a 51% interest in Shandong Jiajia. Following this transaction which was treated as a reverse acquisition for accounting purposes, the business and operations of Shandong Jiajia represent all of our business and operations.  The original owners of Shandong Jiajia continue to own the remaining minority interest, and since July 2008, have served as our sole executive officers and directors. Our acquisition of Shandong Jiajia provides various challenges for our company, including, among others:

•	none of the members of our management have any experience in operating a U.S. public company and the associated costs may adversely impact the operating results of Shandong Jiajia, and
•
we will need to upgrade the internal accounting systems at Shandong Jiajia, as well as educating its staff as to the proper collection and recordation of financial data to ensure that we can continue to file our annual, quarterly and other reports with the Securities and Exchange Commission on a timely basis.

There can be no assurance that there will not be substantial costs associated with upgrading of the accounting systems at Shandong Jiajia and the establishment of disclosure controls necessary to ensure that the reports we file with the Securities and Exchange Commission are filed on a timely basis, either of which could have a material adverse effect on our future operating results. If we are unable to properly and timely integrate and upgrade the disclosure and accounting operations of Shandong Jiajia into our company, our ability to timely file our annual and quarterly reports, as well as other information we are required to file with the Securities and Exchange Commission, could be in jeopardy. Any failure on our part to meet the prescribed filing deadlines could lead to a delisting of our common stock from the OTC Bulletin Board, which could adversely affect a shareholder’s ability to resell their investment in our company.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED CONCERN ABOUT OUR ABILITY TO CONTINUE AS GOING CONCERN.  IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN YOU WILL LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

For the year ended December 31, 2008 we reported net loss of $2,086,618 and cash used in operations of $1,643,461.  At December 31, 2008 we had cash on hand of approximately $3,156,362.  For the year ended December 31, 2007 we reported net income of $275,630 and had cash on hand at December 31, 2007 of $1,121,605.  The increase of cash during the 2008 period is reflective of proceeds from the 2008 Unit Offering described elsewhere herein.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, working capital deficit, stockholders’ deficiency and accumulated deficit.  Our ability to continue as a going concern is dependent upon our ability to continue to increase our sales, maintain profitable operations and increase our net income in future periods.

We believe our current level of working capital and cash generated from operations may not be sufficient to meet our cash requirements for 2009 without an increase in our net income.  Given the global economic slowdown which is impacting our revenues, we are uncertain as to our results during 2009 and it is likely we will seek to obtain additional working capital during 2009.  However, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed, particularly in light of the current economic crisis which is adversely impacting the ability of most small U.S. public companies to raise capital through equity or a combination of equity and debt transactions.  In addition, the terms of our 2008 Unit Offering described elsewhere herein contain certain restrictive covenants which could hinder our ability to raise additional capital.  There are no assurances that we will have sufficient funds necessary to expand our company, pay our operating expenses and obligations as they become due or generate positive operating results.  If we are unable to maintain profitable operations and increase our net profit in sufficient amounts to fund our operating expenses, and if we are unable to obtain additional capital as needed, it is possible that we would be required to curtail some or all of our planned operations, in which event our results of operations in future periods would be adversely impacted.  Any significant decrease in our sales in future periods or our failure to report profitable operations could be result in a decline in the price of our common stock.  In addition, if we were forced to curtail all of our operations you could lose your entire investment in our company.

WE RECENTLY SIGNED A CONSENT ORDER WITH THE SECURITIES AND EXCHANGE COMMISSION WHICH COULD RESULT IN DISGORGEMENT AND CIVIL MONETARY PENALTIES.

As described later in this report under Part I., Item 3. Legal Proceedings, on September 24, 2008 the Securities and Exchange Commission filed a complaint against us and Messrs. Harrell and Aubel which related to events which occurred prior to our acquisition of 51% of Shandong Jiajia and the change in our management.  We have been cooperating with the Securities and Exchange Commission in this proceeding and in February 2009 we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  As part of the complaint the Securities and Exchange Commission was seeking disgorgement by us of unspecified amounts.  The consent order provides that the court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  If we are ordered to pay disgorgement, the amount of such disgorgement could have a material adverse effect on our business, financial condition, results of operations and cash flows in future periods.  In addition, the consent order may result in additional claims by shareholders, regulatory proceedings, government enforcement actions and related investigations and litigation.  Any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings.  In addition, the consent order which grants the Securities and Exchange Commission injunctive relief restraining us from future violations of Federal securities laws which may make future financing efforts more difficult and costly.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK.

Our management has determined that as of December 31, 2008, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to cash management and related party transactions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A (T) — Controls and Procedures.”  If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We do not have a Chief Financial Officer or similarly titled executive officer who is a financial professional and we have historically relied upon the services of outside accountants. In addition, we have an inadequate number of personnel with the requisite expertise in U.S. generally accepted accounting principles to ensure the proper application thereof.  PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Until such time as we are able to supplement our accounting staff, it is possible that accounting errors will continue to occur which are not prevented or detected. Accordingly, due to the nature of the material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that additional material misstatements of our annual or interim financial statements could occur.

WE ARE DEPENDENT ON THIRD PARTIES FOR EQUIPMENT AND SERVICES ESSENTIAL TO OPERATE OUR BUSINESS, AND WE COULD LOSE CUSTOMERS AND REVENUES IF WE FAIL TO SECURE THIS EQUIPMENT AND THESE SERVICES.

We are a non-asset based freight forwarding company and we rely on third parties to transport the freight we have arranged to ship. Thus, our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond our control, including availability of cargo space, which depend on the season of the year, the shipment’s transportation lane, the number of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our profits, which will adversely impact our results of operations in future periods.

WE RELY ON OVERSEAS CARGO AGENTS TO PROVIDE SERVICES TO US AND TO OUR CUSTOMERS, AND OUR ABILITY TO CONDUCT BUSINESS SUCCESSFULLY MAY BE AFFECTED IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH THESE OVERSEAS CARGO AGENTS.

We rely on the services of independent cargo agents, who may also be providing services to our competitors, which may include consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we were unable to maintain these relationships or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be reduced which will adversely impact our results of operations in future periods.

WE INCUR SIGNIFICANT CREDIT RISKS IN THE OPERATION OF OUR BUSINESS WHICH COULD REDUCE OUR OPERATING PROFITS.

Various aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods or rendered other services to them, all of which could reduce our operating profits.

RISKS RELATED TO DOING BUSINESS IN CHINA

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS.

All of our operations and substantially all of our assets are in China. In addition, all of executive officers and directors reside within China. As a result, it may not be possible to effect service of process within the United States upon these executive officers or directors, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions under U.S. federal securities laws or applicable state securities laws. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

FLUCTUATION IN THE VALUE OF THE RENMINBI (RMB) MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs and our assets are denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position in future periods. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we might need to convert U.S. dollars into RMB for such purposes.  These increased costs would result in greater operating expenses to us and could increase our operating loss in future periods.

SUBSTANTIALLY ALL OF OUR ASSETS AND ALL OF OUR OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

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

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Shandong Jiajia. If that should occur, as Shandong Jiajia represents all of our current operations, it is likely that we would be forced to cease operations.

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

We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our services.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

Because all of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

CHINESE LAWS AND REGULATIONS GOVERNING OUR BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN. ANY CHANGES IN SUCH CHINESE LAWS AND REGULATIONS MAY HAVE A MATERIAL AND ADVERSE EFFECT ON OUR BUSINESS.

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

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

China's regulations and policies with respect to foreign investments are evolving with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. Any inability to enforce legal rights we may have under our contracts or otherwise could be limited which could result in a loss of revenue in future periods which would impact our ability to continue as a going concern.

RISKS RELATED TO HOLDING OUR SECURITIES

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS AND THE POSSIBLE CONVERSION OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At May 18, 2009 we had 34,508,203 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into shares of our common stock, were outstanding:

•
up to 4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible Preferred Stock which we are obligated to issue under the terms of an agreement;

•	31,676,000 shares of our common stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.35 per share to $52.00 per share; and
•	2,000,000 options exercised at $0.30 per share.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time.  Assuming we do not issue any additional shares of our common stock, the issuance of the shares of common stock underlying the Series B Convertible Preferred Stock will increase our issued and outstanding by approximately 13%.  In the event of the exercise of the warrants and options, the number of our outstanding common stock will increase by almost 100% and will have a dilutive effect on our existing shareholders.  In addition, because warrants to purchase an aggregate of 31,676,000 shares of our common stock are exercisable on a cashless basis, if the cashless exercise feature was to be used by the holder, while we would issue a fewer number of shares of common stock we would not receive any proceeds for these issuances.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted a Code of Business Conduct and Ethics, none of the members of our board of directors are considered independent directors and we have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. It is possible that if we were to expand our board of directors to include independent director and adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  However, because our current board of directors is comprised of our executive officers, subject to their fiduciary duty obligations these individuals have the ability to make decisions regarding their compensation packages, transactions with related parties and corporate actions that could involve conflicts of interest.  Prospective investors should bear in mind our current lack of independent directors and corporate governance measures in formulating their investment decisions.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

The Class A warrants and Class B warrants issued in our 2008 Unit Offering contain a cashless exercise provision. At any time after the required effective date of the registration statement the warrants are exercisable on a cashless basis if on the exercise date the shares of common stock issuable upon the exercise of the warrants are not covered by an effective registration statement. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES.

We lease 668 square feet of office space from an unrelated third party at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723 for a two-year term expiring April 30, 2010. This office serves as our United States office.  The monthly rate for the facility is $5,000, which includes office furniture, supplies, equipment and utility services. We do not conduct any business from this U.S. office.

Our China headquarters occupy approximately 1,776 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on December 31, 2009. The annual rent is approximately $20,346 (RMB 150,562). We expect to renew this lease upon expiration upon similar terms.

We also rent various office spaces throughout China as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease

Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,440 (RMB 140,622)	May 31, 2009
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	0	December 31, 2009
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (3)	1,184	$4,054 (RMB 30,000)	0	March 15, 2010
Tianjin Branch, Tianjin City (4)	3,014	$21,962 (RMB 150,000)	0	May 31, 2013

(1) We lease the offices for our Shanghai Branch from Mr. Wei Chen, our Chairman and CEO.  The additional charges represent a monthly management fee paid to an unrelated third party.

(2) We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager.

(3) We lease the offices for our Lianyuangang Branch from an unrelated third party.

(4) We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager.

ITEM 3.                      LEGAL PROCEEDINGS

On September 24, 2008, the Securities and Exchange Commission filed a civil complaint in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against Mr. V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, Mr. David Aubel, previously our largest shareholder and formerly a consultant to us, and our company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.  The Securities and Exchange Commission’s complaint alleges that Mr. Harrell filed annual and quarterly reports with the Securities and Exchange Commission that, among other things, materially overstated our revenues and assets and understated our net losses.  The complaint also alleges that Mr. Harrell falsely certified numerous annual and quarterly reports we filed with the Securities and Exchange Commission that he knew, or was severely reckless in not knowing, contained material misstatements and omissions.  The complaint further alleges that from November 2003 to September 2006, Mr. Harrell and Mr. Aubel issued a series of false and misleading press releases announcing our acquisition of another company, the availability of large credit facilities, and an international operating subsidiary. Taking advantage of our artificially inflated stock price, the complaint alleges that Mr. Aubel dumped millions of shares of our stock, acquired at steep discount from us, into the public market in transactions that were not registered under federal securities laws.  The complaint alleges that the conduct of Messrs. Harrell and Aubel and our company constituted violations of various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint seeks, among other things, to permanently enjoin the Messrs. Harrell and Aubel and us from engaging in the wrongful conduct alleged in the complaint, disgorgement, civil monetary penalties, and a penny stock bar against Mr. Aubel, civil monetary penalties, a penny stock bar, and an officer and director bar against Mr. Harrell and disgorgement against us.

Our current management had no knowledge of Messrs. Harrell and Aubel’s improper conduct as alleged in the complaint which relate to their actions prior to 2007 involving us when our company was known as Video Without Boundaries, Inc. In December 2007, control of our company, which at the time had changed its name to MediaREADY, Inc., was acquired by principals and other parties unrelated to Messrs. Harrell and Aubel in connection with the acquisition and financing of Shandong Jiajia. After the acquisition of a 51% interest in Shandong Jiajia, we changed our name to China Logistics Group, Inc. Messrs. Harrell and Aubel remain minority shareholders of our company.

We cooperated with the Securities and Exchange Commission in its action against us and, despite our lack of knowledge of any wrongdoing, in February 2009 we entered into a consent to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B). The consent also provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.

While we cannot predict the ultimate outcome of the issue of disgorgement and prejudgment interest, continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are evaluating filing a separate lawsuit for damages we suffered against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged in the Securities and Exchange Commission September 24, 2008 complaint as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which we redeemed for 2,864,606 shares of our common stock in March 2008 pursuant to the terms of the December 2007 agreement to a acquire a 51% interest in Shandong Jiajia.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	STOCKHOLDER MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol CHLO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2007
First quarter ended March 31, 2007	$6.80	$2.40
Second quarter ended June 30, 2007	$3.60	$1.60
Third quarter ended September 30, 2007	$2.80	$0.80
Fourth quarter ended December 31, 2007	$2.00	$0.40

2008
First quarter ended March 31, 2008	$1.20	$0.40
Second quarter ended June 30, 2008	$1.05	$0.50
Third quarter ended September 30, 2008	$0.65	$0.35
Fourth quarter ended December 31, 2008	$0.62	$0.10

On May 14, 2009, the last sale price of our common stock as reported on the OTCBB was $0.045.  As of May 14, 2009, there were approximately 252 record owners of our common stock.

Transfer Agent

Our transfer agent is Interwest Transfer Co., Inc. which is located at 1981 East Murray Holladay Rd., Ste. 100, Salt Lake City, UT 84117. The phone number is (801) 272-9294 and its website is www.interwesttc.com.

Dividend Policy

Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. We have never paid cash dividends on our common stock and it is highly unlikely that we will pay dividends in the foreseeable future. Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaid.

Finally, under the terms of the Subscription Agreement for the 2008 Unit Offering, we are prohibited from paying dividends on our common stock until the earlier of two years from the closing date of the offering or the date on which all shares of common stock sold in the offering have been resold.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation or similar plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We maintain our financial records and report on a calendar year basis; as such the twelve month period ending December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”, and the coming year ending December 31, 2009 is referred to as “2009”.

OVERVIEW

Beginning in 2003, we sought to position our company within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. We were, however, unable to successfully penetrate these markets, due in great part to our limited financial resources.. In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51%  interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and agreed to contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:
•	the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and
 •	the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August, 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

As contemplated by the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Jeffrey Harrell, then our CEO and President, who converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition and as also contemplated by the terms of the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Aubel whereby he converted the $2,521,380 loan due him by us into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

The number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on our books owed to Mr. Aubel in the amount of $2,291,685 divided by an agreed upon prior to the 1 for 40 reverse stock split price of $0.02 per share ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See “Legal Proceedings” appearing elsewhere in this report.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The accompanying consolidated financial statements contain the audited balance sheet at December 31, 2007, statement of operations and statements of stockholders’ equity (deficit) which have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition, effective December 31, 2007.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the consolidated statements of operation, consolidated statement of stockholders’ equity (deficit) and consolidated statements of cash flows prior to December 31, 2007, are those of Shandong Jiajia.3

The capital structure following the transaction differs from the historical capital structure of Shandong Jiajia in that shareholders’ equity of the combined enterprise is presented based on the historical equity of the accounting acquirer (Shandong Jiajia) prior to the merger retroactively restated to reflect the number of shares received in the transaction.

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

It should be noted the report of our independent registered public accounting firm in connection this annual report on Form 10-K for the year ended December 31, 2008 to be filed by us with the Securities and Exchange Commission contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements " ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date f FASB No. 157”, which delays the effective date of FASB 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (that is, at least annually), until years beginning after November 15, 2008.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset when the market for that Asset is not active”, which clarifies the application of SFAS 157 in a market that is not active.  FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

The adoption of SFAS 157 did not have an effect on the Company’s consolidated financial statements.  The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS 159 effective January 1, 2008.  The adoption of SFAS 159 did not have an effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS 141R will have an impact on the accounting for the Company’s business combinations, if any, once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to January 1, 2009.

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ". This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. Early adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.  The Company does not currently have any derivative instruments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Sections 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of SFAS No. 162 will have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether equity-linked financial instrument (embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for years beginning after December 15, 2008.  The Company does not expect that the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

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

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

	•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
	•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
	•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.”

The Company recognizes direct shipping costs concurrently with the recognition of the related revenue for each shipment.  Essentially, the costs, which are isolated by billings as the Company does not own the containers, ships, etc., are readily matched to the related billings.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia.  We also rely on certain assumptions when deriving the fair value of share-based compensation and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, “Share-Based Payment, on Amendment of FASB Statement No. 123” (“SFAS 123R”).  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

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

Earnings per share presented for the years ended December 31, 2007 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

	Year ended
	December 31,
	2008	2007
Numerator:		Restated
Net income (loss) applicable to common stockholders (A)	$(2,086,618)	$275,630

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	26,823,216	3,442,152
Denominator for diluted earnings per share
Treasury Stock method
Options	-	5,127
Series A and B Convertible Preferred Stock	-	42,329

Adjusted weighted average shares outstanding (C)	26,823,216	3,489,608

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.08)	$0.08
Earnings per share- diluted (A)/(C)	$(0.08)	$0.08

Potentially issuable shares at December 31, 2008 and 2007 which were anti-dilutive and not included in diluted earnings per share included:

	Year ended
	December 31,
	2008	2007
		Restated
Options	2,000,000	-
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	-
Series B Convertible Preferred Stock	4,500,000	-
	38,176,000	117,500

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

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS NO. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company periodically reassesses the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2008 and 2007 did not have any impact on its results of operations, financial conditions or liquidity.

The Company is not currently under examination by any federal or state taxing authority.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

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

Customer Advances

Prepayments and advance deposits consist of prepayments by Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as customers take delivery of goods, in compliance with its revenue recognition policy. At December 31, 2008 and 2007 customer advances totaled $1,133,283 and $683,436, respectively.

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

Results of Operations

The following table provides certain comparative information based on our consolidated results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31, 2008	Year ended December 31, 2007	$ Change	% Change
Sales	$35,561,833	35,298,453	$263,380	1%
Cost of Sales	34,552,938	34,036,196	516,742	2%
Gross Profit	1,008,896	1,262,257	(253,361)	20%
Total Operating Expenses	1,003,330	678,177	325,153	48%
Income (Loss) from Operations	5,566	584,080	(578,514)	99%
Total Other Income (Loss)	(1,666,094)	13,575	(1,679,669)	N/M
Net Income (Loss)	(2,086,618)	$275,630	$(2,362,248)	857%
Comprehensive income (loss)	$(2,047,723)	$46,654	$(2,094,377)	4489%

N/M- Not Meaningful

Other Key Indicators

Sales

Our sales for 2008 remained relatively consistently with the prior year, increasing approximately 1% to $35,561,833.  However, sales for the fourth quarter of 2008, totaling $7,808,374 decreased from $10,723,247 for the fourth quarter of 2007.  This decrease, representing a year-over-year reduction in fourth quarter revenues of 27%, reflects the overall decline in demand for our transport  services.  We believe this decline is due to the overall global economic slowdown with the corresponding reduction in demand for Chinese sourced raw materials and finished goods.  While the Company has taken, and will continue to take, steps to minimize the negative impact of these conditions, we are unable to reliably predict either the depth or duration of this economic trend.

Cost of sales

Our cost of sales represents the cost of the cargo space we obtain for our customers from third parties.  Cost of sales as a percentage of sales increased to 97% in 2008 from 96% in 2007.  This increase is related to (i) small increases in the price of cargo space, and (ii) the impact of unused reserved cargo space triggered by a lower demand for our services the initially anticipated.

Total operating expenses

Total operating expenses increased $325,153 or 48% to $1,003,330 in 2008 as compared to operating expenses of  $678,177 in 2007.  This increase is primarily due to approximately $540,000 of general and administrative expenses related to the parent company, formerly MediaReady, Inc.; these expenses were not included in the prior year pursuant to the accounting treatment accorded the reverse merger and recapitalization at December 31, 2007.  In addition, we incurred professional fees to respond to a complaint filed by the Securities and Exchange Commission against us and Messrs. Harrell and Aubel which related to events which occurred prior to our acquisition of 51% of Shandong Jiajia and the change in our management.  We have been cooperating with the Securities and Exchange Commission in this proceeding and in February 2009 we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.

While operating expenses increased in total, operating expenses as a percentage of sales for Shandong Jiajia decreased to 1% during the current year from 2% during the prior year.  This decrease is primarily attributable to increased efficiencies in the operating structure of Shandong Jiajia on an annualized basis.  Additionally, during 2008 we recognized one-time recovery of bad debt of approximately $400,000 for which there was no comparable gain in 2007.  If we had not recovered this amount, our operating expenses would have increased approximately $725,000 or 10%.

Total other income (expense)

Total other non-operating expenses increased sharply in 2008 over the prior year.  Overall, these expenses totaled $1,666,094 in 2008 compared to income of $13,575 recognized 2007.  This increase in expense was due to the recognition of approximately $86,000 in bad debt from Mr. David Aubel deemed uncollectible and the recognition of $1,597,000 in expense under a registration payment arrangement related to our 2008 Unit Offering completed in April 2008.

Other comprehensive income (loss)

As described elsewhere herein, our functional currency is the Chinese Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net realized gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements.  We reported a gain on foreign currency translations of $38,895 in 2008 as compared to a loss of $228,976 in 2007.  Including these non-cash gains and losses, we reported comprehensive loss of $2,047,723 for 2008 and comprehensive income of $46,654 for 2007.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2008, we had working capital of $1,698,227, including cash of $3,156,362, as compared to a working capital deficit of $2,775,652, including cash of $1,121,605, at December 31, 2007. This significant increase in working capital was attributable primarily to the completion of our 2008 Unit Offering completed in April 2008 with net proceeds of $3,359,188.  We believe, however, that our current working capital and cash generated from operations may not be sufficient to meet our cash requirements for the current year without the ability to attain profitable operations and/or obtain additional financing. Additionally, the terms of the 2008 Unit Offering contains restrictive covenants which may hamper our ability to raise additional capital. If we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to raise any required capital necessary to achieve our targeted growth rates and future continuance on favorable terms or at all.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, and accumulated deficit.

The following table provides certain selected balance sheet comparisons between December 31, 2008 and December 31, 2007.
	December 31, 2008	December 31, 2007	Increase/ Decrease
	($)	($)	($)	% Change
		Restated
Cash	$3,156,362	$1,121,605	$2,034,757	181%
Accounts receivable, net	2,739,173	3,131,831	(392,658)	(13%)
Accounts receivable - related party	-	7,000	(7,000)	(100%)
Due from related parties	518,433	511,435	6,998	1%
Prepayments and other current assets	327,951	328,065	(114)	N/M
Total current assets	$6,741,920	$5,099,936	$ $1,641,984	32%

Cash overdraft	$-	$12,633	$(12,633)	(100%)
Accounts payable - trade	1,752,862	3,608,885	(1,856,023)	(51%)
Accrued compensation - related party	-	446,985	(446,985)	(100%)
Other accruals and current liabilities	1,743,953	485,101	1,258,852	260%
Convertible note payable/related party	-	2,373,179	(2,373,179)	(100%)
Advances from customers	1,133,283	683,436	449,847	66%
Due to related parties	378,697	229,252	149,445	65%
Foreign tax payable	34,897	36,117	(1,219)	(3%)

Total current liabilities	$5,043,693	$7,875,588	$(2,831,895)	-36%

N/M – Not Meaningful

We maintain cash balances in the United States and China. At December 31, 2008 and December 31, 2007, our cash by geographic area was as follows:
	December 31, 2008		December 31, 2007
United States	$201,605	6%	$215	0.02%
China	2,954,757	94%	1,121,390	99.98%
	$3,156,362	100%	$1,121,605	100%

For the foreseeable future we anticipate that a substantial portion of our cash balances will be held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations, which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Total current assets increased approximately $1,641,984 or 32% at December 31, 2008 over December 31, 2007. This increase was due primarily to our completion of our 2008 Unit Offering in April 2008 with net proceeds to us of approximately $3,360,000. Current assets also reflected a decline in accounts receivable of $392,658 or 13% due to increased collection efforts within Shandong Jiajia during the period.

Trade accounts payable declined substantially at December 31, 2008 from our 2007 year end balances. This decline of $1,856,023 resulted from the satisfaction of obligations using funds made available from our 2008 Unit Offering as well as timing difference in payables as of the year end.

Advances from customers totaled $1,133,283 at December 31, 2008, an increase of approximately $449,847 or 66% over the prior yearend balance.  This sharp increase is due to an increase in our overall level of operations and represents advance payment by our customers for contracted cargo shipments that have not been shipped as of December 31, 2008. Upon shipment of these goods and compliance with the related contract terms, these advances will be taken into income in accordance with our revenue recognition policy.

Accrued registration rights penalty increased approximately $1.6 million as we accrued this penalty during the quarter ended September 30, 2008 in accordance with SFAS 5 Accounting for Contingencies.

In addition, in March 2008 under the terms of our agreement with Shandong Jiajia, we:

•	satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock, and
•	converted a $2,521,379 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

These transactions had the effect of reducing our liabilities at December 31, 2008 as compared to December 31, 2007.

Related Party

From time to time Shandong Jiajia has entered into transactions with related parties.  At December 31, 2008, we were owed $518,433 by Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  Shandong Huibo Import & Export Co., Ltd. is a Chinese limited liability company owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%).  The loan, which was provided in 2005, is unsecured, non-interest bearing and payable on demand.  At December 31, 2008, our balance sheet also reflected (i) $123,458 due to Xiangfen Chen, general manager of the Xiamen Branch of Shandong Jiajia, (ii) $62,652 due to Liu Bin, general manager of Tianjin Branch of Shandong Jiajia, and (iii) $183,448 due to Tianjin Sincere Logistics Co., Ltd., a Chinese limited liability company 90% owned by Bin Liu.  The loans were provided for working capital purposes are unsecured, non-interest bearing and repayable on demand.

Statement of Cash Flows

Net cash used in operating activities totaled $1,643,461 for the year ended December 31, 2008 as compared to cash provided of $691,569 for the year ended December 31, 2007.  This overall increase in cash used by operating activities is primarily attributable to a reduction of accounts payable. The largest sources of cash include $723,098 from customer cash receipts from account receivable, $449,848 from customer receipts from advances from customers; and $1,458,488 non-cash adjustments to net income.  These sources of cash were offset primarily by a decrease of $1,856,023 in accounts payable, a decrease of $338,148 in accruals and current liabilities, and an increase of $298,422 in other receivables.

Net cash used in investing activities for the year ended December 31, 2008 decreased $389,200 from the comparable period in 2007.  This decrease is primarily due to the decrease in advances to related parties.  In both periods funds used for capital expenditures related to addition s of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2008 was primarily attributable to proceeds from our 2008 Unit Offering, net of expenses.  During the comparable prior periods, proceeds from financing activities was attributable to loans made to us by a principal shareholder, Mr. David Aubel, which such amounts were satisfied in full during the 2008 period through the issuance of 2,864,606 shares of our common stock as described elsewhere herein.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-X, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, the end of the period covered by this report (the “Evaluation Date”).  Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial officer concluded that as of December 31, 2008 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

The specific material weaknesses identified by our management were as follows:

As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. This material weakness was reported in our December 31, 2007 Form 10-K, as amended.  In addition, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of our Series B Convertible preferred stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007.

Subsequent to the filing of the first amendment to our 2007 Form 10-K (Amendment No. 1) on May 19, 2008, we discovered that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that we: (i) accounted for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia acquisition, and (iii) account for certain costs related to the Shandong Jiajia acquisition as costs directly associated with the acquisition under the provisions of Statement of Financial Accounting Standard No.141.

Subsequent to the filing of the December 31, 2007 Form 10-K/A (Amendment No. 2) on December 24, 2008, it was further determined that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the Company; (i) properly accounted for the fair value of assets and liabilities of the accounting acquire (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia, and (ii) properly classify $64,945 in advances to related parties in the consolidated statements of cash flows, and (iii) recognize the accrual of certain professional fees totaling $141,800.

Further, in our 2008 interim reports, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, and (iv) failed to recognize an accrued loss of $1,597,000 due under a registration payment arrangement entered into in connection with the Company’s financing completed in April 2008.

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our Chief Executive Officer who serves as our Chief Financial Officer is not an accountant and we have historically relied upon the services of outside accountants. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

These material weaknesses at December 31, 2007 continue at December 31, 2008.  To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses before. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.

Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses. We expect the material weakness will be remediated prior to December 31, 2009.   As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008 our internal control over financial reporting was not effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

Other than as expressly noted above in this Item 9A, there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
Name	Age	Positions

Wei Chen	39	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Hui Liu	47	Director, Chief Executive Officer of Shandong Jiajia

Wei Chen.  Mr. Chen has been a member of our Board of Directors and Chief Executive Officer since June 2008, and he has served as Chairman of the Board, President, Secretary and Treasurer since July 2008.  Mr. Chen, a minority owner and co-founder of Shandong Jiajia, has been the General Manager of Shandong Jiajia’s Shanghai Branch since February 2002. Prior to joining Shandong Jiajia, Mr. Chen was a shipping department manager at the Shanghai Branch of Beijing Sunshine International Freight Co., Ltd. from October 1998 to February 2002.  Previously, Mr. Chen was the chief representative of Shanghai office, Mitrans International Shipping Co., Ltd. from June 1995 to October 1998.  Mr. Chen started his career as a sales representative at Asian Development International Transportation Corporation between September 1992 and May 1995.  Mr. Chen obtained a Bachelor’s Degree in International Shipping from Shanghai Maritime University in 1992.

Hui Liu.  Mr. Liu has been a member of our Board of Directors since July 2008.  Mr. Liu co-founded Shandong Jiajia in 1999 and is a minority owner of the company.  Since 1999 Mr. Liu has served as Chief Executive Officer of Shandong Jiajia.  From 1997 to 1999, Mr. Liu was the storage and delivery department manager at Shandong Jiajia Import and Export Corp., Ltd. and from 1989 to 1997 he managed customs declaration, inspection declaration, shipping arrangement, and bulk cargo logistics at Cosco International Freight Co., Ltd.  From 1986 to 1989 Mr. Liu was employed as a sailor with Qingdao Ocean Shipping Co., Ltd.  Mr. Liu obtained an Associate Degree in Vessel Driving from Qingdao Ocean Shipping Mariner College in 1986.

Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors were compensated for their services as members of our Board of Directors for the year ended December 31, 2008.

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

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers who are also subject to specific policies regarding:

•	disclosures made in our filings with the Securities and Exchange Commission,
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
•	conflicts of interests, and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 7300 Alondra Boulevard, Suite 108, Paramount, CA  90723, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Further, as we are currently quoted on the OTC Bulletin Board, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Neither of our directors have the requisite professional background necessary to be considered an audit committee financial expert.  The OTC Bulletin Board on which our common stock is quoted does not impose any qualitative standards requiring companies to have independent directors or requiring that one or more of its directors be audit committee financial experts.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed year for:

•	our principal executive officer or other individual serving in a similar capacity,
•
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2008 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2008.

For definitional purposes, these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards in the following table is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

V. Jeffrey Harrell (1)	2008	61,500	—	—	—	—	—	—	61,500
	2007	200,000	—	—	—	—	—	—	200,000

Hui Liu (2)	2008	25,854	—	—	—	—	—	—	25,854
	2007	3,732	14,785	—	—	—	—	11,500	30,017

Wei Chen	2008	25,854	-—	—	—	—	—	—	25,854
	2007	26,642	—	—	—	—	—	—	26,642

(1)
Mr. Harrell served as our Chief Executive Officer from 1999 until July 2008.  During 2007 Mr. Harrell converted $193,500 of accrued but unpaid compensation into 135,000 shares of our common stock. At December 31, 2007 we owned Mr. Harrell an aggregate of approximately $419,000 of accrued but unpaid compensation. As contemplated by the acquisition agreement for Shandong Jiajia, in March 2008 he converted all amounts due him into 581,247 shares of our common stock in full satisfaction of those obligations.

(2)	In 2007 Mr. Liu received a $14,785 bonus. All other compensation included $10,958 for travel allowance and $542 for a car allowance

Employment Agreement with our Executive Officers

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

How Mr. Harrell's Compensation was Determined

During 2007 and 2008, our Board of Directors unilaterally fixed the amount of compensation payable to Mr. Harrell. Mr. Harrell was the sole member of the Board of Directors until Mr. Chen joined the Board on June 25, 2008. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Harrell's compensation. During 2008 Mr. Harrell's compensation package included a base salary of $200,000.  On July 22, 2008 Mr. Harrell resigned all positions with our company and he did not receive any severance or similar benefits upon his resignation.

How Mr. Liu's and Mr. Chen's Compensation was Determined

During 2008 Mr. Liu and Mr. Chen served solely as executive officers and directors of our Shandong Jiajia subsidiary and as such were responsible for its day-to-day operations.  While they remain in those positions with Shandong Jiajia, both individuals are now members of our Board of Directors and Mr. Chen serves as our Chief Executive Officer.  Neither Mr. Liu nor Mr. Chen is a party to an employment agreement with Shandong Jiajia. The compensation for each of these individuals is determined by Shandong Jiajia's Board of Directors of which they are members and is based upon a number of factors including the scope of each of their duties and responsibilities to Shandong Jiajia and the time each devotes to its business. Such deliberations are not arms-length. Shandong Jiajia did not consult with any experts or other third parties in fixing the amount of either Mr. Liu's or Mr. Chen's compensation.  The amount of compensation payable to either Mr. Liu or Mr. Chen can be increased at any time upon the determination of Shandong Jiajia's Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)		Number of Securities Underlying Unexercised options (#) unexercisable (c)	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned options (#) (d)	Option Exercise price ($) (e)	Option Expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

V. Jeffrey Harrell	—		—	—	—	—	—	—	—	—
Hiu Liu	—		—	—	—	—	—	—	—	—
Wei Chen	2,000,000	(1)	—	—	$0.30	January 1, 2011	—	—	—	—

(1)
Options were issued in connection with the January 28, 2008 amendment to the December 31, 2007 acquisition agreement between us and Shandong Jiajia as additional consideration Mr. Chen in connection with such acquisition.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2008 and Forms 5 and amendments thereto furnished to us with respect to 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2008, except as follows:

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At May 18, 2009 we had 34,508,203 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of May 18, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 7300 Alondra Boulevard, Suite 108, Paramount, California 90723. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares	% of Class
Wei Chen (2)	4,762,500	13.0%
Hui Liu	312,500	*
All named executive officers and directors as a group (two persons) (2)	5,075,000	13.9%
China Direct, Inc. (3)	9,512,500	24.3%

*	represents less than 1%

(1) The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

(2) The number of shares beneficially owned by Mr. Chen includes 2,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.30 per share.

(3) The shares of our common stock shown beneficially owned by China Direct, Inc. includes:

•	4,750,000 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of China Direct, Inc.,
•	62,500 shares of common stock held of record by China Direct Investments, Inc., a wholly owned subsidiary of China Direct, Inc.,
•	200,000 shares of our common stock underlying Class A warrants; and
•
450,000 shares of Series B Convertible Preferred Stock held of record by China Direct Investments, Inc. which has no voting rights but is convertible at the option of the holder into 4,500,000 shares of common stock.

China Direct, Inc.'s address is 431 Fairway Drive, Deerfield Beach, Florida 33441. Dr. James Wang, Chief Executive Officer of China Direct, Inc. holds voting and dispositive control over securities owned by China Direct, Inc. in his capacity of Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Up until March 2008, we relied heavily on advances from Mr. David Aubel, formerly a principal shareholder of our company, to fund our operations.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments, provided for the repayment of these obligations through the issuance of our common stock at substantial discounts from the then prevailing market price.

On December 3, 2005, we entered into an agreement with Mr. Aubel which provided for the conversion of his obligation:

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

A summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of our common stock on the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	223,300
Totals	$2,912,532	$4,368,797

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for the years ended December 31, 2005, 2006 and 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,442,000	2,319,000
2007	1,795,000	1,751,720	2,821,280
2008	2,864,606	2,521,379	659,432
	6,054,606	$6,416,100	$20,628,712

Based on our review of the facts and circumstances surrounding the agreements with Mr. Aubel and in connection with the earlier restatement of our financial statements, we believe the appropriate accounting treatment was to record a receivable due from Mr. Aubel for the intrinsic value of the shares tendered due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired as collection was not reasonably assured.

During the first quarter of 2008, we issued Mr. Aubel 2,864,606 shares of our common stock in full payment of the then $2,521,380 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement.

We are evaluating filing a separate lawsuit for damages we suffered against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged in the Securities and Exchange Commission September 24, 2008 complaint as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which we redeemed for 2,864,606 shares of our common stock in March 2008 pursuant to the terms of the December 2007 agreement to a acquire a 51% interest in Shandong Jiajia.

From time to time we enter into transactions with related parties, including:

At December 31, 2008 we were owed $518,433 representing amounts due under a loan from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company owned which is a minority owner of our company.  Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.  This loan is unsecured, non-interest bearing and due on demand, and

At December 31, 2008 we owed Mr. Xiangfen Chen, an employee, $123,458 representing amounts loaned to us. This loan is unsecured, non-interest bearing and due on demand. We used the funds for general working capital.

At December 31, 2008 we owed Bin Liu, the general manager of Shandong Jiajia Tianjin branch $62,652.  We also owed Tianjin Sincere Logistics Co., Ltd. where Mr. Liu is a 90% owner, $183,448.  These loans were unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the funds for general working capital.

On March 20, 2008 we entered into a conversion agreement with Mr. V. Jeffrey Harrell, then our CEO and President, whereby he converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.

On June 1, 2008, we entered into a lease with Mr. Chen for a term of one year for office space for our Shanghai Branch.  Under the terms of the lease, we pay Mr. Chen a base annual rent of approximately $43,700 for the use of such office space.  We also lease office space for our Xiamen Branch from its General Manager, Mr. Xiangfen Chen, under a lease expiring on December 31, 2009 at an annual rent of approximately $1,459 (RMB 10,800), and we lease office space for our Tianjian Branch from Mr. Bin Liu, its General Manager, under a lease expiring on May 31, 2013 at an annual rent of approximately $21,962 (RMB 150,000).

There are no assurances that the terms of the transactions with the related parties are comparable to terms we could have obtained from unaffiliated third parties.

Director Independence

Neither of our directors is independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 4200.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007:

	2008	2007
		Restated
Audit Fees	$72,000	$65,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	18,000
Total	$72,000	$83,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to our independent registered public accounting firm with respect to 2008 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaREADY, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics Group, Inc (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss and has negative cash flows from operations for the year ended December 31, 2008 as fully described in Note 3. These issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
May 18, 2009

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
		Restated
ASSETS
Current assets:
Cash	$3,156,362	$1,121,605
Accounts receivable, net	2,739,173	3,131,831
Accounts receivable - related party	-	7,000
Due from related parties	518,433	511,435
Prepaid expense and other current assets	327,952	328,065
Total current assets	6,741,920	5,099,936

Property and equipment, net	44,144	42,336
Total assets	$6,786,064	$5,142,272
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$12,633
Accounts payable - trade	1,752,862	3,608,885
Accrued compensation - related party	-	446,985
Accrued registration rights penalty	1,597,000	-
Other accruals and current liabilities	146,953	485,101
Convertible note payable/related party	-	2,373,179
Advances from customers	1,133,283	683,436
Due to related parties	378,697	229,252
Foreign tax payable	34,898	36,117

Total current liabilities	5,043,693	7,875,588

Minority interest	794,886	601,028
Shareholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock - 1,000,000 shares issued
and oustanding at December 2007	-	1,000
Series B Convertible Preferred Stock - 450,000 and 1,295,000 shares
issued and oustanding at December 31, 2008 and 2007, respectively	450	1,295
Common stock, $.001 par value, 500,000,000 shares authorized;
34,508,203 shares and 4,999,350 shares issued and outstanding
at December 31, 2008 and 2007, respectively	34,508	4,999
Additional paid-in capital	3,572,042	(2,729,846)
Accumulated deficit	(2,472,020)	(385,402)
Accumulated other comprehensive loss	(187,495)	(226,390)

Total shareholders' equity (deficit)	947,485	(3,334,344)
Total liabilities and shareholders' equity	$6,786,064	$5,142,272

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Years Ended
	December 31,
	2008	2007
		Restated
Sales	$35,561,833	$35,298,453
Cost of sales	34,552,938	34,036,196
Gross profit	1,008,895	1,262,257

Operating expenses:
Selling expenses	-	37,546
General and administrative	1,333,769	640,631
Recovery of bad debt	(330,439)	-
Total operating expenses	1,003,330	678,177
Income from operations	5,565	584,080

Other income (expenses):
Other income	15,218	13,575
Registration rights penalty	(1,597,000)	-
Non-operating bad debt expense	(85,844)	-
Interest income	1,532	-
Total other income (expenses)	(1,666,094)	13,575

Income (loss) before income taxes and minority interest	(1,660,529)	597,655
Foreign taxes	269,600	57,205
Income (loss) before minority interest	(1,930,129)	540,450
Minority interest in income of subsidiary	156,489	264,820
Net income (loss)	(2,086,618)	275,630
Other comprehensive income (loss):
Foreign currency translation adjustments	38,895	(228,976)
Comprehensive (loss) income	$(2,047,723)	$46,654

Basic and diluted (loss) income per common share:
Net loss per common share	$(0.08)	$0.08

Weighted average number of shares outstanding:
Basic	26,823,216	3,442,152
Diluted	26,823,216	3,489,608

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/Loss	Total
Balance December 31, 2006	1,000,000	$1,000	120,000	$120	2,750,291	$2,750	$863,175	$(995,334)	$2,586	$(125,703)
Stock issued for acquisition	-	-	1,175,000	1,175	450,000	450	10,398,825	-	-	10,400,450

Recapitalization for reverse merger	-	-	-	-	1,798,750	1,799	(14,641,049)	-	-	(14,639,250)

Recapitalization for reverse merger	-	-	1,175,000	1,175	2,249,059	2,249	(3,593,021)	334,302	-	(3,255,295)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,976)	(228,976)
Net loss for the year	-	-	-	-	-	-	-	275,630	-	275,630
Balance December 31, 2007	1,000,000	1,000	1,295,000	1,295	4,999,350	4,999	(2,729,846)	(385,402)	(226,390)	(3,334,344)
Convertible note payable to related party converted
to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	2,521,379
Conversion of Seiries A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-
Conversion of Seiries B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	3,359,188
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	38,895
Net loss for the period	-	-	-	-	-	-	-	(2,086,618)	-	(2,086,618)
Balance December 31, 2008	-	$-	450,000	$450	34,508,203	$34,508	$3,572,042	$(2,472,020)	$(187,495)	$947,485

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net (loss) income	$(2,086,618)	$275,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	35,438	18,406
Minority interest	156,489	264,820
Allowance for doubtful accounts	(330,439)	68,149
Registration rights penalty	1,597,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	723,098	(1,227,947)
(Increase) in accounts receivable - related party	7,000	-
(Increase) decrease in other receivables	-	114,158
Decrease in other assets	-	(419)
Decrease (increase) in prepaid expenses and other current assets	114	(313,237)
(Decrease) increase in accounts payable	(1,856,023)	1,054,327
(Decrease) in other accruals and current liabilities	(338,148)	(162,440)
(Decrease) increase in taxes payable	(1,220)	27,245
Increase in advances from customers	449,848	572,877

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,643,461)	691,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,246)	(13,504)
Advances to related parties	(6,998)	(419,940)

NET CASH USED IN FINANCING ACTIVITIES	(44,244)	(433,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2008 Unit Offering	3,778,250	-
2008 Unit Offering expenses	(420,863)	-
Repayment of short-term financing	(12,633)	-
Advances from related parties	299,285	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,644,039	-

EFFECT OF EXCHANGE RATE ON CASH	78,423	40,572
NET INCREASE IN CASH	2,034,757	298,697
CASH - beginning of year	1,121,605	822,908
CASH - end of year	$3,156,362	$1,121,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$34,524	$31,361
Convertible note payable converted to common stock -related party	$2,521,379	$-
Accrued compensation converted to common stock - related party	$448,985	$-

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SUMMARY OF BUSINESS AND ORGANIZATION

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is a Florida corporation and was incorporated on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 31, 2006 the Company changed its name from Video Without Boundaries, Inc. to MediaREADY, Inc. and on February 14, 2008, the Company changed its name from MediaREADY, Inc. to China Logistics Group, Inc.

We are on a year concurrent with the calendar year; as such the twelve month period ending December 31, is our year. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”, and the coming year ending December 31, 2009 is referred to as “2009”.

Beginning in 2003, we sought to position our company within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. We were, however, unable to successfully penetrate these markets, due in great part to our limited financial resources.. In the fourth quarter of 2007 our management elected to pursue a business combination with an operating company in an effort to improve shareholder value.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51%  interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and agreed to contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:

•	the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and
•	the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August, 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

As contemplated by the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Jeffrey Harrell, then our CEO and President, who converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition and as also contemplated by the terms of the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Aubel whereby he converted the $2,521,380 loan due him by us into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on our books owed to Mr. Aubel in the amount of $2,291,685 divided by an agreed upon prior to the 1 for 40 reverse stock split price of $0.02 per share ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See “Legal Proceedings” appearing elsewhere in this report.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The finder’s fees and consulting fees were incremental to the transaction and payable contingent upon closing.  Accordingly, pursuant to the provisions of SFAS 141, were classified as directly related to the acquisition.  All transactions related fees were determined through arms length negotiations between the parties.

The accompanying consolidated financial statements contain the audited balance sheet at December 31, 2007, statement of operations and statements of stockholders’ equity (deficit) which have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition, effective December 31, 2007.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the consolidated statements of operation, consolidated statement of stockholders’ equity (deficit) and consolidated statements of cash flows prior to December 31, 2007, are those of Shandong Jiajia.3

The capital structure following the transaction differs from the historical capital structure of Shandong Jiajia in that shareholders’ equity of the combined enterprise is presented based on the historical equity of the accounting acquirer (Shandong Jiajia) prior to the merger retroactively restated to reflect the number of shares received in the transaction.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended December 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

The December 31, 2007 financial statements included in the Company’s Form 10-K filed on April 15, 2008, and Form 10-K/A filed on May 19, 2008 contained errors and, accordingly, were restated to correct the accounting treatment previously given certain transactions including:

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

•	the recognition of an agreement to issue 450,00 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company’s acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal stockholder, Mr. David Aubel; and,
•	the restatement of historical balance sheets and related disclosures to give retroactive effect to a 1 for 40 reverse stock split completed on March 11, 2008;

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments to the December 31, 2007 financial statements included in the Company’s Form 10-K/A filed on December 24, 2008 were necessary including:

•	the recognition of an accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted.
•
the adjustment to the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight Forwarding Co., Ltd. accounted for as a capital transaction implemented through a reverse acquisition;

Components of this restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Other Accruals and Current Liabilites	$343,301	$141,800	$485,101

Accumulated Deficit	$(313,084)	$(141,800)	$(454,884)
Minority Interest component (49%)		69,482	69,482
	$(313,084)	$(72,318)	$(385,402)

Consolidated statements of operations for the year ended December 31, 2007:

	As Filed	Adjustment to Restate	Restated
General and administrative expenses	$498,831	$141,800	$640,631

Net Income (Loss)	347,948	(141,800)	206,148
Minority Interest component (49%)		69,482)	69,482
Earnings (Loss) Per Share:	347,948	(72,318)	275,630
Basic	$0.10	$(0.02)	$0.08
Diluted	$0.04	$(0.04)	$0.08

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

	•
In connection with the recording of our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007, the Company failed to adequately recognize all adjustments necessary to properly reflect the fair value of the accounting acquiree (then named MediaReady, Inc.) as of the effective date of the transactions as provided under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of this re-evaluation, several assets and liabilities were adjusted to fair value as of the transaction date.  These corrections resulted in the restatement to our balance sheet as of December 31, 2007.  While the revaluation did not affect our statements of operations or earnings per share as of December 31, 2007.  These fair value adjustments did not affect our consolidated statements of operations or earnings (loss) per share for the periods presented.

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Accounts receivable – related party (a)	$160,350	$(153,350)	$7,000
Deferred expenses	5,450	(5,450)	-
Prepaid expenses and other current assets	338,895	(10,830)	328,065
Property and equipment, net	46,622	(4,286)	42,336
Deposits	12,000	(12,000)	-
	$563,317	$(185,916)	$377,401

Accounts payable – trade (b)	$4,444,825	$(835,940)	$3,608,885
Other accruals and current liabilities (c)	343,301	141,800	485,101
Minority Interest (d)	670,510	(69,482)	601,028
Additional paid-in capital	(3,379,049)	649,203	(2,729,846)
Accumulated deficit	(313,084)	(72,318)	(385,402)
	$1,766,503	$(186,737)	$1,579,766

(a)	Reflects fair value adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.

(b)	Reflects fair value adjustment including $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.

(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia as discussed above.

(d)	Reflects the effect on minority interest of $141,800 in professional fees recognized by Shandong Jiajia.

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

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements " ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date f FASB No. 157”, which delays the effective date of FASB 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (that is, at least annually), until years beginning after November 15, 2008.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset when the market for that Asset is not active”, which clarifies the application of SFAS 157 in a market that is not active.  FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

 The adoption of SFAS 157 did not have an effect on the Company’s consolidated financial statements.  The Company does not expect the adoption of the remaining provisions of SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS 159 effective January 1, 2008.  The adoption of SFAS 159 did not have an effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS 141R will have an impact on the accounting for the Company’s business combinations, if any, once adopted, but the effect depends on the terms of the Company’s business combinations subsequent to January 1, 2009.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ". This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. Early adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.  The Company does not currently have any derivative instruments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Sections 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect that the adoption of SFAS No. 162 will have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether equity-linked financial instrument (embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for years beginning after December 15, 2008.  The Company does not expect that the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financials statements.

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

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

	•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
	•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost), or
	•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The Company recognizes direct shipping costs concurrently with the recognition of the related revenue for each shipment.  Essentially, the costs, which are isolated by billings as the Company does not own the containers, ships, etc., are readily matched to the related billings.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia.  We also rely on certain assumptions when deriving the fair value of share-based compensation and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, “Share-Based Payment, on Amendment of FASB Statement No. 123” (“SFAS 123R”).  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

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

Earnings per share presented for the years ended December 31, 2007 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

	Year ended
	December 31,
	2008	2007
Numerator:		Restated
Net income (loss) applicable to common stockholders (A)	$(2,086,618)	$275,630

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	26,823,216	3,442,152
Denominator for diluted earnings per share
Treasury Stock method
Options	-	5,127
Series A and B Convertible Preferred Stock	-	42,329

Adjusted weighted average shares outstanding (C)	26,823,216	3,489,608

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.08)	$0.08
Earnings per share- diluted (A)/(C)	$(0.08)	$0.08

Potentially issuable shares at December 31, 2008 and 2007 which were anti-dilutive and not included in diluted earnings per share included:

	Year ended
	December 31,
	2008	2007
		Restated
Options	2,000,000	-
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	-
Series B Convertible Preferred Stock	4,500,000	-
	38,176,000	117,500

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

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

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

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS NO. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company periodically reassesses the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2008 and 2007 did not have any impact on its results of operations, financial conditions or liquidity.

The Company is not currently under examination by any federal or state taxing authority.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

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

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

Customer Advances

Prepayments and advance deposits consist of prepayments by Shandong Jiajia for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as customers take delivery of goods, in compliance with its revenue recognition policy. At December 31, 2008 and 2007 customer advances totaled $1,133,283 and $683,436, respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007, consisted of the following:

	2008	2007
		Restated
Trade receivables	$3,203,448	$3,926,546
Less: allowance for doubtful accounts	(464,275)	(794,715)
	$2,739,173	$3,131,831

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

NOTE 6 - CONVERTIBLE NOTE PAYABLE-DAVID AUBEL, RELATED PARTY

Prior to our acquisition of Shandong Jiajia the Company had relied heavily on advances from Mr. David Aubel, a principal shareholder of the Company, to fund its operations.  Mr. Aubel has never held a position as an officer or director of the Company.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments, provided for the repayment of these obligations through the issuance of common stock of the Company at substantial discounts from the then prevailing market price.

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

As summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of the Company’s common stock on the commitment date, commencing December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
Year	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	222,300
	$2,912,532	$4,368,797

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,445,000	2,319,000
2007	1,795,000	1,751,720	2,821,280
2008	2,864,606	2,521,380	(659,432)
Total	6,054,606	$6,416,100	$20,628,712

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

,Based on the Company’s review of the facts and circumstances surrounding the agreements with Mr. Aubel and in connection with the restatement of the Company’s financial statements, the Company believed the appropriate accounting treatment was to record a receivable due from Mr. Aubel for the intrinsic value of the shares tendered due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired as collection was not reasonably assured.

During the first quarter of 2008, the Company issued Mr. Aubel 2,864,606 shares of its common stock in full payment of the then $2,521,380 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement. We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007, consisted of the following:

	Useful Lives	2008	2007
			Restated
Computer equipment	4 years	$37,246	$228,707
Software	3 years	-	361,861
Furniture and equipment	4-5 years	89,745	112,297
Total:		126,991	702,865
Less: accumulated depreciation		(82,847)	(660,529)
		$44,144	$42,336

For the years ended December 31, 2008, and 2007, depreciation expense totaled $35,438 and $18,406, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of December 31, 2008, bank deposits in the United States did not exceed federally insured limits. At December 31, 2008, the Company had deposits of approximately $2,954,757 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in its Chinese based bank accounts through December 31, 2008.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. The recorded values of cash, accounts receivable, accounts payable and accrued expenses, approximates their fair values based on their short-term nature.

NOTE 10 – REVERSE ACQUISITION

On December 31, 2007, the Company entered into an acquisition argument with the shareholders of Shandong Jiajia to acquire a 51% interest in that company.  This transaction was initially recorded and reported as an acquisition of Shandong Jiajia under the guidance of SFAS 141.  After further review of the transaction, including post transaction ownership, the transaction was deemed a capital transaction, implemented through a reverse acquisition.  Accordingly, our financial statements have been restated, with the cost basis of the assets and liabilities of Shandong Jiajia being maintained in the consolidated financial statements and the assets and liabilities of the Company prior to the transaction (then named MediaReady, Inc.), being accounted for at their fair value under the purchase method.  The historical records presented through December 31, 2007, which includes our consolidated statements of operations, consolidated statements of stockholders’ (deficit) equity, and consolidated statements of cash flows, are those of Shandong Jiajia.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were based on the fair value of the common stock to be issued upon conversion at December 31, 2007 as follows:

One share of Series A Convertible Preferred Stock converts into 2.5 shares of common stock

One share of Series B Convertible Preferred Stock converts into 10 shares of common stock

On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, no shares Series A Convertible Preferred Stock remained outstanding at December 31, 2008. On March 28, 2008 shareholders holding the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock.

NOTE  11 – STOCKHOLDERS’ EQUITY

On March 11, 2008, the Company:

•	effected a one for 40 reverse stock split of its issued and outstanding common stock,
•	increased the number of authorized preferred stock shares from 5,000,000 to 10,000,000 shares, and
•	increased the number of common stock shares from 200,000,000 shares to 500,000,000 shares.

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
Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, it has not yet been declared effective.  Accordingly, for the quarter ended September 30, 2008, the Company accrued $1,597,000 due to investors under the provisions of the registration payment arrangement in accordance with the guidance of SFAS No. 5.

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
•
strategic mergers, acquisitions or consolidation or purchase of substantially all of the securities or assets of a corporation or other entity provided that we do not grant the holders of such securities registration rights, and

•
the issuance of common stock or options pursuant to stock option plans and employee purchase plans at exercise prices equal to or higher than the closing price of our common stock on the issue/grant date or as a result of the exercise of warrants issued either in the 2008 Unit Offering or which were outstanding prior to the 2008 Unit Offering.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

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

A summary of common shares issued during the year ended December 31, 2008 is as follows:

Shares

Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A Convertible Preferred Stock	2,500,000
Conversion of 845,000 shares of Series B Convertible Preferred Stock	8,450,000
2008 Unit offering	15,113,000
29,508,853

On March 20, 2008 a principal shareholder of our company, Mr. David Aubel, converted the full amount of a $2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then president and CEO and a principal shareholder of our company, Mr. V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

During the year ended December 31, 2007, the Company completed the following stock transactions:

•		in connection with the acquisition of the 51% interest in Shandong Jiajia effective December 31, 2007:
•
issued 250,000 share of common stock to Capital One Resources Co., Ltd. in connection with consulting services rendered in the Shandong Jiajia transaction.  The shares had a fair value at issuance of $380,000,

•
issued 1,000,000 of Series A preferred stock to finance, in part, the acquisition of a 51% interest in a company incorporated in the People Republic of China, Shandong Jiajia, at a fair value of $2.10 per preferred share, for a total of $2,100,000,

•
issued 120,000 shares of Series B preferred stock as partial compensation in connection with the acquisition of a 51% interest in Shandong Jiajia valued at $8.00 per preferred share, for a total of $960,000,

•
issued an additional 725,000 shares of Series B preferred stock to third parties for services rendered in connection with the Shandong Jiajia transaction at a fair value of $8.40 per share, for a total of $6,090,000,

•
granted stock options to purchase 2,000,000 shares of common stock to finance, in part, the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, Shandong Jiajia, at a fair value of $480,000,

•		issued 62,500 shares of common stock to China Direct Investments, Inc. under a management consulting agreement. The shares had a fair value of $168,000 at issuance,
•		issued 2,500 shares of common stock to an employee for services rendered at $2.60 per share, for a total of $6,500,
•		issued 16,250 shares of common stock to third parties for services rendered with a fair value of $58,950,
•		cancelled 12,500 shares held in treasury at $15.00 per share, for a total of $187,500,
•		a related party, Mr. David Aubel, converted $1,751,720 in convertible notes payable into 1,795,000 shares of common stock at prices ranging $0.28 to $2.00 per share,
•		the Company president, Mr. V Jeffrey Harrell, converted $193,500 in accrued compensation into 135,000 shares of common stock at $1.44 per share,
•
the Company was released from an obligation to issue 18,000 shares of common stock to an employee under an employment agreement. Accordingly, during the year ended December 31, 2007 the Company reversed the amounts expensed for the fair market value of the stock during the years ended December 31, 2006, 2005 and 2004, respectively, for a total of $221,100,

Stock Options

On December 31, 2007 the Company granted three-year stock options to purchase 2,000,000 shares of common stock as partial consideration for the acquisition of a 51% interest in Shandong Jiajia. The options were fully vested on the date of grant and are exercisable within 3 years of the date of grant at an exercise price of $0.30 per share.  These options were issued to an owner of Shandong Jiajia and were recognized as a direct cost in the acquisition transaction under the provisions of SFAS 141.

The Company has adopted the “Black Scholes” pricing model to book the estimated fair value of the stock options totaling $480,000 under the provisions of SFAS No. 123(R).

The following assumptions were made in estimating fair value:

Risk-free rate	2.5%
Expected Volatility	175%
Life	3 years
Dividend yield	0%

A summary of our stock options activity during the year ended December 31, 2008 is as follows:

	Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000	$0.30	2.0	$-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2008	2,000,000	$0.30	2.0	$-

Common Stock Purchase Warrants

At December 31, 2008 and 2007, the Company had outstanding warrants to purchase 31,676,000 and 117,500 shares of common stock, at an weighted average exercise price of $0.42  and $9.69 per warrant share, respectively. The Company adopted the provisions of SFAS No. 123R to compute an estimated fair value of $3,877,123 and $527,000 for the stock warrants using the “Black Scholes” model at December 31, 2008 and 2007 and reserved 31,676,000 and 117,500 shares for the exercise of the stock warrants. The following assumptions were made in estimating fair value:

	December 31, 2008	December 31, 2007
		Restated
Risk-free rate	3.0%	4.45%
Volatility	100%	96%
Expected Dividend Yield	0%	0%

The following table summarizes the stock warrant activity:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007 (1)	117,500	$9.69
Granted (2)	31,558,500	0.42
Exercised	—	—
Outstanding at December 31, 2008	31,676,000	$0.46

(1) Includes 110,000 common stock purchase warrants issued to Trilogy Capital Partners, Inc. which expire May 31, 2009
(2) Issued in connection with our 2008 Unit Offering completed in April, 2008.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

NOTE 12  – RELATED PARTIES

Due from related parties

On December 31, 2008 and 2007, the Company held a due from related party in the amount of $518,433 and $511,435, respectively, which reflected advances due from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.   The loans were unsecured, non-interest bearing and repayable on demand.

Due to related parties

On December 31, 2008 and 2007, due to related parties consist of the following:

	2008	2007
		Restated
Due to Xiangfen Chen	$123,458	$229,252
Due to Bin Liu	62,652	-
Due to Tianjin Sincere Logistics Co., Ltd.	183,448	-
Other	9,139
	$378,697	$229,252

Xiangfen Chen  is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.. The loans were unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the funds for general working capital.

On December 31, 2008, the Company had a commitment to Xiangfen Chen for the lease of the Company's branch office in Xiamen City, China, totaling $1,459 per year.

On June 1, 2008 Shandong Jiajia entered into a one year lease the CEO of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $43,700 per annum.

We also rent three office spaces throughout China from related parties as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,440 (RMB 140,622)	May 31, 2009
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	0	December 31, 2009
Tianjin Branch, Tianjin City (3)	3,014	$21,962 (RMB 150,000)	0	May 31, 2013

(1) We lease the offices for our Shanghai Branch from Mr. Wei Chen, our Chairman and CEO.  The additional charges represent a monthly management fee paid to an unrelated third party.
(2) We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager.
(3) We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

During the years ended December 31, 2007, the Company expensed $200,000 in each year for the salary of Mr. V. Jeffrey Harrell, the former CEO and President. At December 31, 2007 a total of $446,985 for the period January 1, 2002 through December 31, 2007 was unpaid and has been accrued under current liabilities. Additionally, during the year ended December 31, 2007 a total of $193,500 in accrued salary was converted into 135,000 shares of common stock.  In March 2008, the entire accrued liability was converted into 581,247 shares of common stock.

 There are no assurances that the terms of the transactions with these related parties are comparable to terms the Company could have obtained from unaffiliated third parties.

NOTE   13 – INCOME TAXES

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

The Company's subsidiary Shandong Jiajia incorporated and operating  in China is governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax) for the calendar year ended December 31, 2007.

Effective January 1, 2008 the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are Resident Enterprises as defined in Chapter 1 Article 2 “… an enterprise established within the territory of another country or other tax region pursuant to foreign laws, whose actual management or control is located is located in China” and are subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2008.

The components of income (loss) before income tax and minority interest consist of the following:

	Year Ended December 31,
	2008	2007
		Restated
US Operations	$(2,249, 494)	$-
Chinese Operations	588,965	597,655
	$(1,660,529)	$597,655

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2008	2007
		Resated
US Operations	$-	$-
Chinese Operations	269,600	57,205
	$269,600	$57,205

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2008	2007
		Restated
Income tax provision (benefit) at Federal statutory rate	$(581,000)	$209.000
State income taxes, net of Federal Benefit	(76,000)	27,000
Permanent differences	632,000	-
Temporary differences	123,000	-
U.S. tax rate in excess of foreign tax rate	(86,000)	(39,000)
Increase in valuation allowance	258,000	-
Abatement of foreign income taxes	-	(140,000)
Tax provision (benefit)	$270,000	$57,000

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at December 31, 2008 and 2007 expiring through the year 2028 of approximately $12,800,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia. This acquisition was treated as a recapitalization of the Company, with Shandong Jiajia recognized as the accounting acquirer. Accordingly, the tax provisions recorded above are those of Shandong Jiajia. The Company’s U.S. parent, China Logistics Group, Inc., are not reflected in the above tax calculations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s US parent, China Logistics Group, Inc., deferred tax assets are included below and have been fully reserved with a valuation allowance as management of the Company has not determined if realization of these assets are to occur in the future. In addition, management has determined that the acquisition of 51% of Shandong Jiajia might have limited the utilization of the Company’s NOL for US Federal and State income tax purposes, due to a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
		Restated
Federal net operating loss carryforward	$3,928,000	$3,700,000
State net operating loss carryforward	633,000	600,000
Provisions	-	-
Timing differences	639,000	167,000
	5,200,000	4,467,000
Valuation allowance	(5,200,000)	(4,467,000)
Tax provision (benefit)	$-	$-

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS NO. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company periodically reassesses the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2008 and 2007 did not have any impact on its results of operations, financial conditions or liquidity.

NOTE 14 – COMMITMENTS

On June 1, 2008 Shandong Jiajia entered into a one year lease with the CEO of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $43,700 per annum.

The following is a schedule of minimum future rentals on the operating leases:

Year ending December 31, 2008	$25,492

NOTE 15 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2008.

	Sales	Assets
United States	$—	$201,605
Peoples Republic of China	35,561,833	6,584,459
	$35,561,833	$6,786,064

For the year ended December 31, 2008 all operations were within the Peoples Republic of China.

NOTE 16 – CONTINGENCIES

As a result of the September 24, 2008 complaint filed by the Securities and Exchange Commission against us and Messrs. Harrell and Aubel as described in Item 1, “Legal Proceedings” of this annual report, we have agreed in principle to entry of a consent order granting the Commission the injunctive relief it seeks against us. We have been cooperating with the Commission in this proceeding and are still in settlement discussions with the Commission regarding disgorgement and prejudgment interest sought by the Commission.  In the event we are unable to reach an agreement with the Commission with respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety of such amounts, if any.  In addition, the pending lawsuit with the Commission may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the Commission injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

We are evaluating any rights the Company may have to file a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which the Company redeemed for 2,864,606 shares of its common stock in March, 2008 pursuant to the terms of the December 2007 agreement entered into by the Company to acquire a 51% interest in Shandong Jiajia.

NOTE 17 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from the sale of magnesium and basic materials in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other companies, the Company could have to compete with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel if access is allowed into the PRC market. If U.S. companies do gain access to the

PRC markets, they may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

(c) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally, the PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China and the United States. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company maintains key-man insurance on the lives of Yuejian (James) Wang our CEO and Chairman, and Marc Siegel, our President and director. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

(f) Performance of subsidiaries risk

The vast majority of the Company’s revenues will be derived via the operations of the Company’s wholly owned or majority owned Chinese subsidiaries. Economic, governmental, political, industry and internal company factors outside of the Company’s control affect each of the subsidiaries. If the subsidiaries do not succeed, the value of the assets and the price of our common stock would decline.

NOTE 18 – SUBSEQUENT EVENTS

On January 9, 2009 Shandong Jiajia added a new branch office to its freight forwarding operations in Lianyungang in Jiangsu province in the PRC.  This branch was formerly a satellite sales office of the Shanghai branch and now will function as an independent branch office.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Logistics Group, Inc.

Date: May 18, 2009	By: /s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	May 18, 2009
Wei Chen
/s/ Wei Chen	Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2009
Wei Chen
/s/ Hui Liu	Director	May 18, 2009
Hui Liu