Form 10-Q
period 2009-03-31
China Logistics Group Inc
filed 2009-05-20
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2009
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
☐  Yes    ☑  No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes  ☐  No

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
☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  34,508,203 shares of common stock are issued and outstanding as of May 19, 2009.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page No.

PART I. - FINANCIAL INFORMATION
1
Item 1.	Financial Statements.
15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.	Controls and Procedures.

PART II - OTHER INFORMATION
24
Item 1.	Legal Proceedings.
24
Item 1A.	Risk Factors.
24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$922,925	$3,156,362
Accounts receivable, net	3,188,519	2,739,173
Other receivables	2,007,800	298,442
Advances to vendors	218,310	-
Due from related parties	388,765	518,433
Prepaid expenses and other current assets	19,746	29,510
Total current assets	6,746,065	6,741,920
Property and equipment, net	40,054	44,144
Total assets	$6,786,119	$6,786,064

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,433,895	1,752,862
Accrued registration agreement penalty	1,597,000	1,597,000
Other accruals and current liabilities	87,702	146,953
Advances from customers	1,054,237	1,133,283
Due to related parties	275,194	378,697
Foreign tax payable	3,540	34,898
Total current liabilities	5,451,568	5,043,693
Minority interest	652,270	794,886
Stockholders' equity (deficit):
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	450	450
Common stock - $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at March 31, 2008 and December 31, 2008	34,508	34,508
Additional paid-in capital	3,572,042	3,572,042
Accumulated retained deficit	(2,739,266)	(2,472,020)
Accumulated other comprehensive loss	(185,453)	(187,495)
Total stockholders' equity	682,281	947,485
Total liabilities and stockholders' equity	$6,786,119	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008
		(Restated)
Sales	$3,198,572	$6,773,213
Cost of sales	3,289,589	6,515,730
Gross profit	(91,017)	257,483
Operating expenses:
Selling, general and administrative	316,408	283,205
Depreciation and amortization	2,351	4,225
Bad debt expense (recovery of bad debts), net	1,244	(380,978)
Total operating expenses	320,003	(93,548)
Operating (expense) income	(411,020)	351,031
Other income (expense)
Realized exchange loss	-	(16,542)
Interest income	1,021	837
Total other income (expense)	1,021	(15,705)

Income (loss) before income taxes and minority interests	(409,999)	335,326
Foreign tax	1,826	7,788

Income (loss) before minority interest	(411,825)	327,538
Minority interest in loss (income) of consolidated subsidiaries	144,579	(227,412)
Net (loss) income	(267,246)	100,126
Other comprehensive income:
Foreign currency translation adjustment	2,042	11,893
Comprehensive income (loss)	$(265,204)	$112,019
Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.00
Basic weighted average shares outstanding	34,508,203	6,175,726
Diluted weighted average shares outstanding	34,508,203	22,389,059

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:		(Restated)
Net (loss) income	$(267,246)	$100,126
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,351	4,225
Minority interest in income (loss) of consolidated subsidiaries	(144,579)	227,412
Bad debt expense (bad debt recovery), net	1,244	(339,741)
Change in assets and liabilities
(Increase) decrease in accounts receivable	(450,590)	901,674
Increase in other receivables	(1,709,358)	-
Decrease in accounts receivable - related party	-	7,000
Decrease (increase) in prepayments and other current assets	9,764	(568,316)
Increase (decrease) in accounts payable	681,033	(989,052)
Increase in advances to vendors	(218,310)	-
(Decrease) increase in advances from customers	(79,045)	968,002
Decrease in foreign tax payable	(31,358)	(25,399)
Decrease in other accruals	(59,251)	(215,129)
Net cash (used in) provided by operating activities	(2,265,345)	70,802
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(4,305)
Net cash used in investing activities	-	(4,305)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	-	148,200
Repayment of advances from related parties	(103,503)	(74,238)
Advances to related parties	129,668	-
Repayment of loan payable - shareholder	-	(11,272)
Net cash provided by financing activities	26,165	62,690
Effect of exchange rate on cash	5,743	25,321
Net (decrease) increase in cash	(2,233,437)	154,508
Cash at beginning of period	3,156,362	1,121,605
Cash at end of period	$922,925	$1,276,113
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$-	$33,186

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

During 2002, we began to reposition our company within the home entertainment media-on-demand marketplace.  It was our intent to become a producer and distributor of interactive consumer electronics and provide streaming digital media and video on demand services. However, we were unable to successfully or profitably penetrate the market.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51% interest in Shandong Jiajia. The acquisition was accounted for as a capital transaction, implemented through a reverse acquisition.

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

The accompanying unaudited consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives retroactive effect to the 1 for 40 reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The consolidated statement of operations for the three months ended March 31, 2008 have been restated to correct the accounting treatment previously accorded certain transactions including:

•	The recognition of $25,060 in professional fee expenses previously incorrectly omitted;
•	The correction of an erroneous over-accrual of professional fees in the amount of $137,149;
•
The correction of the classification in the consolidated statements of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities; and

•	The correction of the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued
Consolidated statements of operations for the quarter ended March 31, 2008:

		Adjustment
	As Filed	To Restate		Restated
Selling, general and administrative expenses	$401,046	$(137,149)	(a)	$
		25,060	(b)
		(5,752)	(c)
	$401,046	$(117,841)			$283,205

Depreciation and amortization	$6,039	$(1,814)			$4,225

Net (loss) income	$(19,529)	$119,655			$100,126

Earnings (loss) per share:
Basic	$0.00	$0.02			$0.02
Diluted	$0.00	$0.00			$0.00

(a)	To reverse over accrual of professional fees payable at March 31, 2008
(b)	To record $25,060 in professional fees payable at March 31, 2008, previously omitted.
(c)	To record reduction in amortization of deferred costs and depreciation expense recognized due to fair value adjustments of related assets at December 31, 2007.

At March 31, 2008, the Company had incorrectly categorized $64,945 in advance to related parties as a component of cash flows from operating activities.  Pursuant to the guidance of SFAS 95, this disclosure is now correctly categorized as a component of cash flows from financing activities.  As a result of this correction, net cash provided by operating activities at March 31, 2008 totaled $70,802 and net cash used in financing activities totaled $62,690.  This restatement had no impact on our consolidated balance sheets, consolidated statements of operations or earning per share for the three months ended March 31, 2008.

At March 31, 2008, the Company had incorrectly classified $380,978 in recovery of bad debts as a non-operating item under other income (expense).  This figure, as may be adjusted for ongoing bad debt provisions, is more properly classified as a component of operating expenses.  As a result of this reclassification, total operating expenses now reflect income of $93,548 as of March 31, 2008.  This restatement had no impact on our consolidated balance sheets, net income or earning per share for the three months ended March 31, 2008.

On March 11, 2008, the Company changed its name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a 1 for 40 reverse split of its common stock.

NOTE 3 – GOING CONCERN

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

All share and per share information contained in this report gives retroactive effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2008, included in our Form 10-K filed with the SEC on May 18, 2009.

Operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.

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

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued
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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At March 31, 2009, we had deposits of $860,557 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2009.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $465,519 and $464,275 at March 31, 2009 and December 31, 2008, respectively.

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard (“SFAS”) No. 128 “ Earnings per share.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued
Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,054,237 and $1,133,283, at March 31, 2009 and December 31, 2008, respectively.

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three month periods ended March 21, 2009 or March 31, 2008, respectively.

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China.  Transactions and balances initially recorded in RMB are converted into US dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translations” and are included in determining comprehensive income or loss. Capital accounts of the unaudited consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R was effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS 141R will have an impact on accounting for the Company’s business combinations, if any, but the effect depends on the terms of the Company’s business combinations subsequent to the effective date.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 was effective for periods beginning after December 15, 2008. Early adoption was prohibited.  The adoption of SFAS 160 did not have a material effect on The Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material effect on The Company’s consolidated financial statements.  The Company does not currently have any derivative instruments.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 03-6-1 to did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued a SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the source of accounting principles and the framework for selecting the principles to be used in preparation of financial statements in conformity with generally accepted accounting principles in the United Sates.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No.162 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

NOTE 5 – EARNINGS (LOSS) PER SHARE

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
	Three Months Ended
	March 31,
	2009	2008
		(Restated)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(267,246)	$100,126

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	6,175,726
Denominator for diluted earnings per share
Treasury stock method
Options	-	1,250,000
Warrants	-	-
Series B preferred - unconverted	-	4,500,000
Series A and B preferred	-	10,463,333
	-	16,213,333
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	34,508,203	22,389,059
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$(0.01)	$0.02
Earnings (loss) per share- diluted (A)/(C)	$(0.01)	$0.00

Potentially issuable shares at March 31, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three Months Ended March 31,
	2009	2008
Options	2,000,000
Warrants	117,500	117,500
Class A and B warrants	31,558,500
Series B convertible preferred stock	4,500,000
	38,176,000	117,500

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

Skyebanc, Inc., a broker-dealer and a member of FINRA, acted as a selling agent for us in the 2008 Unit Offering.  As compensation for its services, we paid Skyebanc, Inc. a cash commission of $25,938 and issued that firm Class A warrants to purchase 207,500 shares of our common stock. In addition, we paid due diligence fees to an advisor to our company as well as to two advisors to investors in connection with the 2008 Unit Offering for an aggregate of $315,625 in cash and Class A warrants to purchase 1,125,000 shares of our common stock.  We also paid legal fees for both investors' counsel and our counsel of approximately $218,000. After payment of these fees and costs associated with this offering we received net proceeds of approximately $3.3 million. Approximately $2.0 million of the net proceeds were used by us as a contribution to the registered capital of our subsidiary Shandong Jiajia and as additional working capital for that company, approximately $140,000 was used to pay accrued professional fees and the balance of the net proceeds from the transaction are being used for working capital purposes. Subsequently, we have provided an additional $500,000 to Shandong Jiajia as working capital.

We agreed to file a registration statement with the SEC covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the 2008 Unit Offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the 2008 Unit Offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the SEC, it has not yet been declared effective. Accordingly, for the quarter ended September 30, 2008, the Company accrued $1,597,000 due to the investor’s under the provisions of the registration payment agreement in accordance with the guidance provided by SFAS No. 5.

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

The subscription agreement for the 2008 Unit Offering provides that while the purchasers own any securities sold in the 2008 Unit Offering such securities are subject to anti-dilution protections afforded to the purchasers. In the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering, or less than the exercise price per warrant share, respectively, without the consent of the subscribers then holding securities issued in this offering, the purchaser is given the right to apply the lowest such price to the purchase price of share purchased and still held by the purchaser and to shares issued upon exercise of the warrants and still held by the purchaser (which will result in the issuance of additional shares to the purchaser) and to the exercise price of any unexercised warrants. In the event we enter into a transaction which triggers these anti-dilution rights, we will:

•
issue additional shares to the purchasers to take into account the amount paid by the purchaser as of the closing date for the shares included in the units so that the per share price paid by the purchaser equals the lower price in the subsequent issuance;

•	reduce the warrant exercise price of any unexercised warrants then held by the purchaser to such lower price; and
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

In addition, until eight months after the effective date of the registration statement, purchasers will have a right of first refusal with respect to subsequent offers, if any, by us for the sale of our securities or debt obligations. The anti-dilution provisions and the right of first refusal do not apply in limited exceptions, including:

•	strategic license agreements or similar partnering arrangements provided that the issuances are not for the purpose of raising capital and there are no registration rights granted;
•
strategic mergers, acquisitions or consolidation or purchase of substantially all of the securities or assets of a corporation or other entity provided that we do not grant the holders of such securities registration rights; and

•
the issuance of common stock or options pursuant to stock option plans and employee purchase plans at exercise prices equal to or higher than the closing price of our common stock on the issue/grant date or as a result of the exercise of warrants issued either in the unit offering or which were outstanding prior to the unit offering.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

Finally, under the terms of the subscription agreement for the 2008 Unit Offering we agreed that:

•
until the earlier of the registration statement having been effective for 240 days or the date on which all the shares of common stock sold in the 2008 Unit Offering, including the shares underlying the warrants, have been sold we will not file any additional registration statements, other than a Form S-8; and

•
until the earlier of two years from the closing date or the date on which all shares of common stock sold in the 2008 Unit Offering, including the shares underlying the warrants, have been sold or transferred we agreed we would not:

• amend our articles of incorporation or bylaws so as to adversely affect the rights of the investors;
• repurchase or otherwise acquire any of our securities or make any dividends or distributions of our securities; or
• prepay any financing related or other outstanding debt obligations.

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, of which we designated 1,000,000 as our Series A convertible preferred stock in December 2007 in connection without acquisition of a 51% interest in Shandong Jiajia. In March 2008, all 1,000,000 shares of our Series A convertible preferred stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B convertible preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. In March 2008, 845,000 shares of our Series B convertible preferred stock were converted into 8,450,000 shares of our common stock.

Common Stock

On March 20, 2008 a principal shareholder of our company, David Aubel, converted the full amount of a $2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then President and CEO, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

A summary of common shares issued during the three month periods ended March 31, 2009 and 2008 is as follows:

	No. of Shares issued during three month period ended March 31,
	2009	2008
Settlement of obligation to former President and CEO, Mr. V. Jeffrey Harrell	-	581,247
Settlement (conversion) of note payable to principal shareholder, David Aubel	-	2,864,606
Conversion 1,000,000 shares of Series A Convertible Preferred Stock	-	2,500,000
Conversion of 845,000 shares of Series B Convertible Preferred Stock	-	8,450,000
	-	14,395,853

Common Stock Options

A summary of our stock option activity during the three month periods ended March 31, 2009 is as follows:

	No. of Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,000,000	$0.30	1.75	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2009	2,000,000	$0.30	1.75	$-

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the three month periods ended March 31, 2009 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2008	31,676,000	$0.46
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2009	31,676,000	$0.46

NOTE 7 – RELATED PARTIES

At March 31, 2009 and December 31, 2008, we were owed $394,656 and $518,433, respectively from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand.

At March 31, 2009 and December 31, 2008, we owed $109,005 and $123,458, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.  Such amounts are included in due to related parties.

At March 31, 2009 and December 31, 2008, we owed $108,749 and $62,652, respectively, to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere"). At March 31, 2009 and December 31, 2008, we owed $14,739 and $183,448, respectively, to Tianjin Sincere. These loans are unsecured, non-interest bearing and repayable on demand and are included in due to related parties.

At March 31, 2009 we owed $39,441 to Hui Liu, a member of the board of directors of Shandong Jiajia. This loan is unsecured, non-interest bearing and repayable on demand and is included in due to related parties.

On June 1, 2008, Shandong Jiajia entered into a lease with Mr. Chen, our Chief Executive Officer, for a term of one year for office space for its Shanghai Branch in the PRC. Shandong Jiajia is paying Mr. Chen a base annual rent of approximately $43,700 for the use of such office space plus a management fee of approximately $20,440 per year.

On March 31, 2009 and December 31, 2008, due to related parties consisted of the following:

	March 31, 2009	December 31, 2008
Due to Xiangfen Chen	$109,005	$123,458
Due to Bin Liu	108,749	62,652
Due to Tianjin Sincere Logistics Co., Ltd	14,739	183,448
Due to Hui Liu	39,441	-
Other	3,260	9,139
	$275,194	$378,697

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31, 2009.

	Revenues	Assets
United States	$--	$62,368
People’s Republic of China	3,198,572	6,723,751
Totals	$3,198,572	$6,786,119

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 -- Continued

The table below presents information by operating region for the three months ended March 31, 2008.

	Revenues	Assets
	Restated	Restated
United States	$--	$359
People’s Republic of China	6,773,213	5,360,829
Totals	$6,773,213	$5,361,188

NOTE 9 – CONTINGENCIES

As a result of the September 24, 2008 complaint filed by the SEC against us and Messrs. Harrell and Aubel as described in Part II, Item 1, “Legal Proceedings” of this Form 10-Q, we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction, among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B).

We are still in settlement discussions with the SEC regarding disgorgement and prejudgment interest sought by the SEC.  In the event we are unable to reach an agreement with the SEC with respect to disgorgement and prejudgment interest, the consent provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  In addition, the pending lawsuit with the SEC may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the SEC injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the SEC for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2008 as filed with the SEC.

We maintain our financial records and report on a calendar year basis, as such the three month period ending March 31, is our first quarter. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2009 is referred to as “2009”, and the coming year ending December 31, 2010 is referred to as “2010”.

OVERVIEW

Beginning in 2003, we sought to position our company within the entertainment and home broadband marketplace to develop our MediaReady™ product line and provide products and services in the converging digital media-on-demand, enhanced home entertainment and emerging interactive consumer electronics markets. We were, however, unable to successfully penetrate these markets, due in great part to our limited financial resources. In the fourth quarter of 2007 our management elected to pursue an acquisition of operating company in an effort to improve shareholder value.

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. This acquisition was accounted for as a capital transaction, effected through a reverse acquisition.

Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC. Since completion of this transaction, the business and operations of Shandong Jiajia represent all of our operations. Our business focus is on expanding the business and operations of Shandong Jiajia.

Shandong Jiajia is seeking to develop new business opportunities by utilizing new shipping routes and expanding its scope of services to provide a full suite of comprehensive logistics management solutions. Shandong Jiajia management believes that as they expand their logistics management solutions business and gain market share they will be able to obtain more container space thereby increasing potential revenues and improving margins. We believe that if we are able to ship a larger volume of products, we will be able to negotiate a more favorable rate from our vendors and suppliers and ultimately improve profit margins.

In expanding these operations, Shandong Jiajia faces the challenges of:

•	a struggling global economy;
•	effective consolidation of resources among relatively independent affiliates;
•	maintaining the balance between the collection of accounts receivable and the extension of longer credit terms offered to our current and prospective clients in an effort to boost sales; and
•	our ability to effectively handle the increases in costs due to soaring fuel prices and the weak U.S. dollar.

Additionally, Shandong Jiajia also faces the challenges related to the management and streamlining of the logistical aspect of the new shipping routes that our company plans to undertake and the possibility that our new routes will not be met with acceptance by our present and prospective clients. To accomplish their growth goals, Shandong Jiajia intends to invest in an information sharing and personnel training system among our affiliates and promote new shipping routes and new services. In addition, we are relying upon our long-term partnerships with shipping companies, storage management companies, inland transportation companies, and port logistics companies in our efforts to develop a comprehensive logistics solution that we do not believe is currently available on the market today.

During the remainder of 2009 and beyond, we face a number of challenges in growing our business as a result of the global economic slowdown. We cannot predict when global economic conditions will improve. We forecast continued weak demand within our shipping business due to reduced levels of exports from China until global economic conditions improve.

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, limited working capital and an accumulated deficit.  The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three months ended March 31, 2009	Three months ended March 31, 2008	$ Change	% Change
		(Restated)
Sales	$3,198,572	$6,773,213	$(3,574,641)	(53%)
Cost of Sales	3,289,589	6,515,730	(3,226,141)	(50%)
Gross Profit	(91,017)	257,483	(348,500)	135%
Total Operating Expenses	320,003	(93,548)	413,551	(442%)
Income (Loss) from Operations	(411,020)	351,031	(762,051)	217%
Total Other Income	1,021	(15,705)	16,726	106%
Net Income (Loss)	$(267,246)	$100,126	$(367,372)	367%
Comprehensive income (loss)	$(265,204)	$112,019	$(377,223)	337%

OTHER KEY INDICATORS

	Three months ended March 31,
	2009	2008
Other Key Indicators:		(Restated)
Cost of sales as a percentage of revenues	103%	96%
Gross profit margin	(3%)	4%
Total operating expenses (income) as a percentage of revenues	2%	(1%)

Sales

Sales for the first quarter of 2009 decreased 53% compared to the first quarter of 2008. This sharp decline continues a trend which began in mid 2008. Sales in the first half of 2008 were increasing, primarily due to a planned expansion of services made possible through the input of capital from our 2008 unit offering completed in April 2008.  Revenues peaked in the first quarter at approximately $13 million.  The fourth quarter 2008 showed a sharp decline in revenues to approximately $7.8 million, representing a 27%, quarter-over-quarter decline compared to the third quarter of 2008. First quarter 2009 revenues, totaling approximately $3.2 million, represented a reduction of 59% from the fourth quarter of 2008 and a 75% decline from the third quarter of 2008. We believe these declines are due to the overall global economic slowdown, with a corresponding reduction in demand for Chinese sourced raw materials and finished goods with the related reduction in demand for transportation services.

While the Company has taken, and will continue to takes, steps to minimize the negative financial impact of these conditions, we are unable to reliably predict either the depth or duration of the trend.

Cost of Sales and Gross Profit

        Cost of sales increased from 96% of revenues for the first quarter of 2008 to 103% of revenues for the first quarter of 2009.  This sharp increase, resulting in a negative gross profit of approximately $94,000 for the first quarter 2009, was primarily due to the 53% decline in sales volume between the periods and higher shipping costs due to lower shipping volumes.

While the Company is essentially a service organization, not dependent on capital intensive assets, sharp declines in revenues do significantly impact our margins.  Where possible, we are cutting costs to “right-size” the organization in response to these declines.  These efforts have, however, been further hampered by the overall global economic slowdown which has had a negative effect on demand for Chinese sourced raw materials and finished goods and the related reduction in demand for the transportation services we offer.  We intend to continue to reduce costs where possible and, while there can be no assurance, we believe these steps will improve or minimize the decline in our gross margins.

Total Operating Expenses

         Selling, general and administrative expenses increased approximately $32,000 or 12% to $316,408 in the first quarter of 2009 compared to the first quarter of 2008.  This increase was due primarily to professional fees associated with increased public reporting activity and legal fees partially offset by lower operating expenses associated with our cost cutting efforts.  While higher than the first quarter of 2008, total selling, general and administrative expenses for the first quarter were down sharply from the third and fourth quarter of 2008 consistent with the decrease in revenues between the same periods.

         The first quarter 2008 included net recovery of bad debts of approximately $381,000 which did not occur in 2009.

Net Income (Loss)

         We recognized a net loss in the first quarter of 2009 of $267,246 compared to net income of $100,126 in the first quarter of 2008 primarily due to the overall decline in our revenues and our inability to cut costs in proportion to this decline.  Demand for the transportation services we provide is dependant primarily on the global demand for Chinese sourced goods and materials which has been negatively affected by the overall global economic slowdown.  At this time, we are unable to reliably forecast when demand for our services will increase to the levels previously achieved.

LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations and otherwise operate on an ongoing basis.

         At March 31, 2009, we had working capital of $1,294,497  compared to $1,698,227 at December 31, 2008.  This decline, totaling approximately $404,000, was due primarily to the net loss of $267,246 during the first quarter of 2009.  Cash at March 31, 2009 was $922,925, down from $3,156,362 at December 31, 2008.  This $2.2 million decline was due primarily to a $1,614,000 short-term loan made in March 2009 to a strategic partner, cash used in operations and an operational loss during the first quarter of 2009.  The loan was accounted for in other receivables and collected in April 2009.

         The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, and accumulated deficit.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 Unit Offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital.  In addition, we have recognized a liability in the amount of $1,597,000 provided for under the terms of the registration statement we entered into in connection with the warrants we issued in our 2008 Unit Offering and we may be subject to potential disgorgement and prejudgment interest in connection with the SEC’s September 24, 2008 complaint filed against us and Mr. Harrell and Mr. Aubel as described in Part II, Item 1 ?C Legal Proceedings. We believe our current level of working capital and cash generated from operations may not be sufficient to meet these cash requirements and potential obligations in 2009 without attaining profitable operations and/or obtaining additional financing.

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

         Net cash used in operating activities in the first quarter of 2009 totaled $2,265,345 compared to $70,802 net cash provided by operating activities in the first quarter of 2008.  This decrease was due primarily to a $267,246 net loss in the first quarter of 2009, a net increase in other receivables of $1,709,358, which includes a short-term loan of approximately $1.6 million to a strategic partner, an increase in accounts receivable of $450,590, and an increase in advances to vendors of $218,310.  These uses of cash flow are offset, in part, by an increase in accounts payable of $681,033.

         Cash advances to and from related parties were approximately equal during the quarter with a net cash impact of $26,165 provided during the period.

         We maintain cash balances in the United States and China. At March 31, 2009 and December 31, 2008, our cash by geographic area was as follows:

	March 31, 2009		December 31, 2008
United States	$62,368	7%	$201,605	6%
China	860,557	93%	2,954,757	94%
	$922,925	100%	$3,156,362	100%

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

The following tables provide certain comparative information based on our consolidated balance sheets at March 31, 2009 as compared to December 31, 2008:

	March 31, 2009	December 31, 2008	Increase/ Decrease	% Change
Cash	$922,925	$3,156,362	$(2,233,437)	(71%)
Accounts receivable, net	3,188,519	2,739,173	449,346	16%
Advance to vendors	218,310	-	218,310	100%
Other Receivables	2,007,800	298,442	1,709,358	573%
Due from related parties	388,765	518,433	(129,668)	(25%)
Prepayments and other current assets	19,746	29,510	(9,764)	(33%)
Total current assets	6,746,065	6,741,920	4,145	N/M

Accounts payable - trade	2,433,895	1,752,862.00	681,033	39%
Other accruals and current liabilities	1,684,702	1,743,953	(59,251)	(3%)
Advances from customers	1,054,237	1,133,283	(79,046)	(7%)
Due to related parties	275,194	378,697	(103,503)	(27%)
Foreign tax payable	3,540	34,898	(31,358)	(90%)
Total current liabilities	5,451,568	5,043,693	407,874	8%

N/M – Not Meaningful

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

In March 20, 2008 under the terms of our agreement with Shandong Jiajia:

•	We satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock.
•	We converted a $2,521,380 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

These transactions had the effect of reducing our liabilities at September 30, 2008 as compared to December 31, 2007.

Due from/to Related Parties

         At March 31, 2009, we were due $394,656 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand. At March 31, 2009, we owed $109,005 to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia and $108,749 to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere”). At March 31, 2009 we owed $14,739 to Tianjin Sincere. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand. At March 31, 2009 we owed $39,441 Mr. Hui Liu, a member of the board of directors of Shandong Jiajia pursuant to an oral agreement. This loan is unsecured, non-interest bearing and repayable on demand and is included in due to related parties.

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

         In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

         In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R was effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS 141R will have an impact on accounting for the Company’s business combinations, if any, but the effect depends on the terms of the Company’s business combinations subsequent to the effective date

         In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 was effective for periods beginning after December 15, 2008. Early adoption was prohibited.  The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.  The Company does not currently have any derivative instruments.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the  SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance was effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF 03-6-1 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued a SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the source of accounting principles and the framework for selecting the principles to be used in preparation of financial statements in conformity with generally accepted accounting principles in the United Sates.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No.162 will have a material effect on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of EITF No. 07-5 will have a material effect on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

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

•	our acquisition efforts in the future, if any, may result in significant dilution to existing holders of our securities;
•	liabilities related to prior acquisitions,
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
•	difficulties in raising capital in the future as a result of the terms of our April 2008 unit offering;
•	our ability to effectively integrate our acquisitions and manage our growth;
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

•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•	the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China;
•	the impact of changes to the tax structure in the PRC;
•	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments;
•	the existence of extended payment terms which are customary in China; and
•
uncertainties related to PRC regulation relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy.

         These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2009, the end of the period covered by this report (the “Evaluation Date”).  Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2009 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

These material weaknesses at December 31, 2007 continue at March 31, 2009. To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses before. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.

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

Changes in Internal Control over Financial Reporting

Other than as expressly noted above in this Item 4T, there was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last quarter (our fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 24, 2008, the SEC filed a civil complaint in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against Mr. V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, Mr. David Aubel, previously our largest shareholder and formerly a consultant to us, and our company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.  The SEC’s complaint alleges that Mr. Harrell filed annual and quarterly reports with the SEC that, among other things, materially overstated our revenues and assets and understated our net losses.  The complaint also alleges that Mr. Harrell falsely certified numerous annual and quarterly reports we filed with the SEC that he knew, or was severely reckless in not knowing, contained material misstatements and omissions.  The complaint further alleges that from November 2003 to September 2006, Mr. Harrell and Mr. Aubel issued a series of false and misleading press releases announcing our acquisition of another company, the availability of large credit facilities, and an international operating subsidiary. Taking advantage of our artificially inflated stock price, the complaint alleges that Mr. Aubel dumped millions of shares of our stock, acquired at steep discount from us, into the public market in transactions that were not registered under federal securities laws.  The complaint alleges that the conduct of Messrs. Harrell and Aubel and our company constituted violations of various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint seeks, among other things, to permanently enjoin the Messrs. Harrell and Aubel and us from engaging in the wrongful conduct alleged in the complaint, disgorgement, civil monetary penalties, and a penny stock bar against Mr. Aubel, civil monetary penalties, a penny stock bar, and an officer and director bar against Mr. Harrell and disgorgement against us.

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

We cooperated with the SEC in its action against us and, despite our lack of knowledge of any wrongdoing; in February 2009 we entered into a consent to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B). The consent also provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.

While we cannot predict the ultimate outcome of the issue of disgorgement and prejudgment interest, continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are evaluating filing a separate lawsuit for damages we suffered against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged in the SEC September 24, 2008 complaint as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,379 which we redeemed for 2,864,606 shares of our common stock in March 2008 pursuant to the terms of the December 2007 agreement to a acquire a 51% interest in Shandong Jiajia.

ITEM 1A.  RISK FACTORS.

         Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 18, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On March 31, 2009 Shandong Jiajia lent $1,614,000 without interest to Shanghai Yudong Logistics Co., Ltd., a strategic partner.  The loan was repaid in April 2009.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009*
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2009	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)