Form 10-K/A
period 2007-12-31
China Logistics Group Inc
filed 2009-06-09
CIK 1123493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A (AMENDMENT NO. 3 )
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
☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form,  or any amendment to this Form.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,395,203 shares of common stock are issued and outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form   (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

 EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 3 to amend our Annual Report on Form 10-K for the year ended December 31, 2007 filed on December 24, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the year ended December 31, 2007 (the “December 31, 2007 Financial Statements”).

Our Form 10-K filed on April 15, 2008, and Form 10-K/A (Amendment No.1) filed on May 19, 2008 contained errors and, accordingly, were restated on Form 10-K/A (Amendment No. 2) filed on December 24, 2008, to correct the accounting treatment previously accorded certain transactions including:

•	the recognition of an agreement to issue 450,000 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company’s acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•
the reclassification of costs totaling $10,418,000 from fair value of equity interests initially recorded in our statement of operations to costs related to our acquisition of a 51% interest in Shandong Jiajia;

•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal stockholder, Mr. David Aubel; and
•	the restatement of historical balance sheets and related disclosures to give retroactive effect to a 1 for 40 reverse stock split completed on March 11, 2008.

Following comments from the staff of the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary, and accordingly, we have restated our financial statements and related disclosures in this Form 10-K/A (Amendment No. 3) to:

•
adjust the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia  completed on December 31, 2007 accounted for as a capital transaction implemented through a reverse acquisition; and

•	recognize the accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted from previous filings.

Additional information on the effect of the correction in our financial statements as a result of this most recent restatement is contained in Note 2 – Restatement of Financial Statements and Basis of Presentation appearing elsewhere in this report.

As a result of these additional corrections to our financial statements and related disclosures for the year ended December 31, 2007, we are filing this Amendment No. 3 to our Form 10-K/A to reflect additional changes to our financial statements necessitated by these restatements.  We have also made certain changes in the disclosure in response to comments from the staff of the Securities and Exchange Commission.

The items in the Form 10-K/A (Amendment No. 3) which are amended and restated as a result of the foregoing are:

Part I Part II	• Item 2.	Properties.
	• Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations,
• Item 8.
Financial Statements and Supplementary Data including consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ deficit, consolidated statements of cash flows and notes to consolidated audited financial statements, and

	• Item 9A (T)	Controls and Procedures.

This Form 10-K/A (Amendment No. 3) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 3) consist of all other items originally contained in our Form 10-K for the year ended December 31, 2007 as filed on April 15, 2008, our Form 10-K/A (Amendment No. 1) as filed on May 19, 2008, and Form 10-K/A (Amendment No. 2) as filed on December 24, 2008.  This Form 10-K/A (Amendment No. 3) supersedes in its entirety our Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, our Form 10-K/A (Amendment No. 1) filed on May 19, 2008 and our Form 10-K/A (Amendment No. 2) filed December 24, 2008.

- i -

Subsequent to the filing of our Form 10-K/A on May 19, 2008, Mr. V. Jeffrey Harrell resigned as our sole officer and director in July 2008 and Messrs. Wei Chen and Hui Lu were appointed executive officers and directors of the Company.  Accordingly, this Form 10-K/A (Amendment No. 3) does not reflect the change in our management or other events occurring after the filing of the Form 10-K/A, except as may be specifically required as a result of the restatement of the financials described above.  This Form 10-K/A (Amendment No. 3) also does not disclose the action against the Company by the Securities and Exchange Commission as described in its Current Reports on Form 8-K filed on October 1, 2008, October 15, 2008 and March 11, 2009.  Readers are cautioned to review all of the Company’s filings made with the Securities and Exchange Commission for additional information about the Company which occurred subsequent to the date of the original filing of the Form 10-K for the year ended December 31, 2007 filed on April 15, 2008.

- ii -

CHINA LOGISTICS GROUP, INC.

AND SUBSIDIARY

- iii -

OTHER PERTINENT INFORMATION

                All share and per share information contained in this annual report, as amended, gives retroactive effect to the 1 for 40 reverse stock split of our outstanding common stock effective at close of business on March 11, 2008.

When used in this report the terms "China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiary Shandong Jiajia International Freight and Forwarding Co., Ltd., a Chinese company (“Shandong Jiajia”).  When used herein “Shandong Jiajia” includes its wholly-owned subsidiaries.

AVAILABLE INFORMATION

Our principal executive offices are located at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723, and our telephone number at this location is (562) 408-3888.  We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 Fifth Street N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission. We maintain a website with the address www.chinalogisticsinc.com. We are not including information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K/A (Amendment No. 3 ). We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

- iv -

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

Overview

Shandong Jiajia acts as an agent for international freight and shipping companies. It sells cargo space and arranges land, maritime, and air international transportation for clients seeking primarily to export goods from China. Since inception, Shandong Jiajia estimates it has processed the delivery of approximately 80,000 standard International Standards Organization, or ISO, shipping containers totaling approximately 500,000 metric tons. While it can also arrange for the logistics for importing goods into China, historically less than 1% of its revenues are derived from these services. Shandong Jiajia does not own any containers, trucks, aircraft or ships. It contracts with companies owning these assets to provide transportation services required for shipping freight on behalf of its customers.

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

The Chinese Freight Forwarding Industry

In China, the freight forwarding industry began to develop in the early 1980s following the China Reform policy. In 1983, Sinotrans Ltd. was the only international freight forwarder registered with the China Ministry of Foreign Trade and Economic Cooperation. By 2006, China had approximately 6,000 international freight forwarders registered with China Ministry of Commerce and approximately 30,000 unregistered freight forwarders operated by individuals or small businesses. The industry boom is attributed to increasing international trade and relaxed regulation by the Chinese government. China surpassed the United States as the world's second-largest exporter in the middle of 2006, according to figures released by the World Trade Organization. [1]  For the full year of 2007, the international trade has hit $2,173.8 billion in 2007 an increase of 23.5% from 2006 [2] , which finished above the US in the 2007 totals. The value of exports was US $1,218 billion up by 25.7%, while that of imports went up by 20.8% to touch US $955.8 billion [3] . Since it joined the WTO in 2002, China has enjoyed an annual increase rate above 20% for the successively six years [4].  At current growth rates, China is projected to overtake Germany as the world's biggest exporter in 2008 [5]  .

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

Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines (RCL). Shandong Jiajia is also a member in the China Cargo Alliance (CCA), an independent network of air and sea freight forwarders serving international trade of China. Currently CCA has 113 members including 67 overseas forwarders operating in 53 countries and 46 Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to Shandong Jiajia for the services of handling and/or space purchase. If agents only request procedural handling, Shandong Jiajia usually charges $30 to $40 per order for service fee. If agents choose to purchase the shipping spaces reserved by Shandong Jiajia, the profits from the order are shared in proportion to space utilized between agents and Shandong Jiajia.

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

Previously, each year Shandong Jiajia was required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as Shandong Jiajia, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. Shandong Jiajia completed the required registrations since enactment of the new regulation.

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

Under the terms of our agreement to acquire a 51% interest in Shandong Jiajia, Mr. David Aubel, a principal shareholder of the Company, agreed to personally assume any and all liabilities which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc. Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the Shangdong Jiajia acquisition agreement as Messrs. Liu and Chen who were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the acquisition of Graphics Distribution, Inc.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 will be converted into shares of our common stock at conversion rates of $.018 and $.02 per share (before giving effect to the 1 for 40 reverse stock split), respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities, which are to be converted, is approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our CEO and President, and $2,521,380 due to Mr. David Aubel under a convertible note and a loan. At the time of the agreement with Shandong Jiajia, we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions

Pursuant to the terms of the December 31, 2007 Shandong Jiajia acquisition agreement, Mr. V. Jeffrey Harrell, then our CEO and President, converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition, pursuant to the December 31, 2007 Shandong Jiajia acquisition agreement Mr. Aubel converted a $2,521,380 loan due him from the Company into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The Company entered into conversion agreements with Messrs. Harrell and Aubel effective March 20, 2008 to memorialize these conversions.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

This number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on the Company’s books owed to Mr. Aubel in the amount of $2,291,685 $0.02 per share, the agreed upon price prior to the 1 for 40 reverse stock split price  ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 , an increase in the amount owed from September 20, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 250,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ( $2,521,380 /2,864,606 =$0.88 per share).  The fair market value of the Company’s common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

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

On January 28, 2008 we amended the acquisition agreement with Shandong Jiajia to issue Mr. Chen 120,000 shares of our Series B preferred stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock with a fair value of $480,000 at an exercise price of $0.30 per share as additional consideration for the acquisition of a 51% interest in Shandong Jiajia. We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for Shandong Jiajia was more favorable to us.  Mr. Chen, Shandong Jiajia’s principal owner prior to our acquisition of Shandong Jiajia, is also its general manager and his continued active involvement in the operations of that company was crucial to the integration of its operations with us.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represent all of our business and operations following the transaction.

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

WE HAVE MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH HAVE LEAD TO RESTATEMENTS OF OUR 2007 FINANCIAL STATEMENTS. THERE IS MORE THAN A REMOTE LIKELIHOOD THAT OUR FINANCIAL STATEMENTS WILL CONTAIN ERRORS IN FUTURE PERIODS.

Upon completion of an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as well as management's assessment of the effectiveness of our internal control over financial reporting at December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002 our management concluded that neither our disclosure controls and procedures nor our internal control over financial reporting were effective. In addition, management's assessment of the effectiveness of our internal control over financial reporting at December 31, 2007 excluded the operations of Shandong Jiajia. Given that those operations are in the PRC it is likely that had Shandong Jiajia been included in the assessment our management would have determined we had additional material weaknesses in our internal control over financial reporting. Subsequent to December 31, 2007 we were required to restate our December 31, 2007 financial statements because of errors in those financial statements.

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

At March 31, 2008 we had 19,395,203  shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into shares of our common stock, were outstanding:

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

Shandong Jiajia's branches and offices also rent various office spaces throughout China as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Expiration of Lease
Shanghai Branch Shanghai	7,008	$64,140 (RMB 674,063)	May 31, 2009
Xiamen Branch Xiamen City, Fujian Province	1,026	$1,459 (RMB 10,800)	December 31, 2008
Lianyungang office Lianyungang City, Jiangsu Province	1,184	$4,054 (RMB 30,000)	March 15, 2009
Rizhao office Rizhao City, Shandong Province	1,076	$1,054 (RMB 7,800)	October 11, 2008

Shandong Jiajia expects to renew the lease for the Shanghai Branch at expiration upon similar terms. The leases for the Xiamen Branch and Lianyungan g City office are with unrelated third parties

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTCBB under the symbol CHLO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations reflect a 1-40 reverse split effective March  11 , 2008.

	High	Low
2006
First quarter ended March 31, 2006	$12.00	$8.00
Second quarter ended June 30, 2006	$8.80	$4.80
Third quarter ended September 30, 2006	$7.60	$4.40
Fourth quarter ended December 31, 2006	$4.80	$2.40

2007
First quarter ended March 31, 2007	$6.80	$2.40
Second quarter ended June 30, 2007	$3.60	$1.60
Third quarter ended September 30, 2007	$2.80	$.80
Fourth quarter ended December 31, 2007	$2.00	$.40

2008
First quarter ended March 31, 2008	$1.20	$.40

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

In March 2008 we also issued Mr. David Aubel 2,864,606 shares of our common stock in satisfaction of $ 2,521,380 due him under a convertible note and a loan. Mr. Aubel, a principal shareholder of our company, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August, 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share.  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

The number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on our books owed to Mr. Aubel in the amount of $2,291,685 divided by $0.02 per share the agreed upon price prior to the 1 for 40 reverse stock split price ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 250,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. which owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.

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

The accompanying consolidated financial statements contain the audited balance sheet at December 31, 2007, statement of operations and statements of stockholders’ equity (deficit) which have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition, effective December 31, 2007.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the consolidated statements of operation, consolidated statement of stockholders’ equity (deficit) and consolidated statements of cash flows prior to December 31, 2007, are those of Shandong Jiajia.

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

It should be noted the report of our independent registered public accounting firm in connection with this annual report on Form 10-K/A for the year ended December 31, 2007 contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115  ” ("SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company adopted SFAS 159 effective January 1, 2008.  The adoption of SFAS 159 did not have an effect on the Company’s financial statements.

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

In December 2007, the FASB also issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("FAS No. 160”). This Statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS No. 160 is effective for periods beginning after December 15, 2008. Early adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

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

A summary of significant accounting policies is included in Note 4 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Revenue Recognition

We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers’ freight on prearranged contracted transport.

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 in our revenue recognition policy.  In general, we record revenue and related direct shipping costs when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing bad debt expense of $57,067 and $259,494 for the years ended December 31, 2007 and 2006, respectively.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the years ended December 31, 2007 and 2006.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, “Share-Based Payment, on Amendment of FASB Statement No. 123” ("SFAS 123R”).  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

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

Foreign Currencies

Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standard (SFAS) No. 52, “ Foreign Currency Translation ”, and are included in determining comprehensive income or loss.

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

Minority Interest

Prior to implementation of SFAS No. 160, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses.  We, therefore, absorbed all losses applicable to a minority interest where applicable.  If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

Certain effects of the accounting treatment for the Shandong Jiajia acquisition on our 2007 income statement

As set forth above, the transaction with Shandong Jiajia was treated as a reverse merger.  While we were the legal survivor for accounting purposes Shandong Jiajia was the accounting acquirer.  Because we were a shell company at the time of the acquisition, under generally accepted accounting principles no goodwill or other intangibles were recognized in the costs.  These costs included the fair value of our securities issued to third parties as compensation for consulting services rendered in connection with the acquisition which totaled $10,418,000.  Please see Note 11 - Reverse Acquisition to our financial statements for the years ended December 31, 2007 and 2006 appearing elsewhere in this annual report for a more detailed discussion of the accounting treatment.

Results of Operations

The following table provides certain comparative information based on our consolidated results of operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006	$ Change	% Change
	Restated
Sales	$35,298,453	$30,311,924	$4,986,529	16.5%
Cost of Sales	34,036,196	30,884,771	3,151,425	10.2%
Gross Profit	1,262,257	(572,847)	1,835,104	320.3%
Selling Expenses	37,546	35,350	2,196	6.2%
General and Administrative Expenses	640,631	617,432	23,199	3.8%
Total Operating Expenses	678,177	912,276	(234,099)	(25.7)%
Income (loss) from Operations	584,080	(1,485,123)	2,069,203	139.3%
Total Other Income	13,575	18,812	(5,237)	(27.8)%
Net income (loss)	$275,630	$(1,476,700)	$1,752,330	118.7%

Other Key Indicators

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
	Restated
Other Key Indicators:
Cost of Sales as a percentage of Sales	96%	102%
Gross Profit (Loss) Margin	4%	(2)%
Selling Expenses as a percentage of Sales	0%	0%
General and Administration Expenses as a percentage of Sales	2%	2%
Total Operating Expenses as a percentage of Sales	2%	3%

Sales

Our consolidated sales for 2007 increased approximately 16% from 2006.  This increase was due to an overall increase in shipping and freight volume between the periods.

Cost of sales and Gross profit (loss)

Our cost of sales represents the cost of cargo space we obtain on behalf of our customers.  Our consolidated cost of sales increased approximately 10% during 2007 from 2006.  Cost of sales as a percentage of net revenues decreased between periods, from 102% for 2006 to 96% for 2007.   This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during 2007 and positive net income.  This overall improvement in our gross margins was primarily due to our 16% increase in sales between the periods and the related economies of scale which resulted in a positive gross profit.

As a result of the foregoing, our consolidated gross profit increased $1,835,104 in 2007 from 2006.  Gross profit as a percentage of sales increased from a loss of 2% for 2006 to a profit of 4% for 2007.

Total operating expenses

Total operating expenses decreased approximately 25.7% in 2007 from 2006.  Operating expense as a percentage of revenue decreased to 2% in 2007 compared to 3% during 2006. This decrease is primarily due to a 78% decrease in bad debt expense to $57,067 in 2007 from $259,494 in 2006; eliminating the impact of bad debt expense, operating expenses in 2007 would have decreased approximately 5%.  This 5% decrease is due to a $33,868 decrease in general and administrative expenses during 2007 as compared to 2006 as a result of overall cost-cutting measures related to office and administrative expenses.

Total other income

Total other income decreased approximately 27.8% in 2007 from 2006.  This change is primarily attributable to a decrease in other income of which represents revenue from minimal activities related to consulting and third-party agent services, outside of our core business; such services were rendered to unrelated parties.

Income (loss) before income taxes and minority interest; Net income (loss)

We generated income before income taxes and minority interest of $597,655 in 2007 compared to a loss before income taxes and minority interest of $1,466,311.  In addition, during 2006, we recognized $259,494 in bad debt expense, not incurred in 2007.  Net income in 2007 totaled $275,630 compared to a loss in 2006 of $1,476,700.

Other comprehensive income and comprehensive income (loss)

As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements.  For 2007 we reported a loss on foreign currency translations of $228,976 as compared to a gain of $12,754 for 2006.  As a result of these non-cash transactions, we reported comprehensive income of $46,654 in 2007 as compared to a comprehensive loss of $1,463,946 in 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007, we had a working capital deficit of $2,775,652 as compared to a deficit of $180,695 at December 31, 2006.

At December 31, 2007, we had $1,121,605 in unrestricted cash and an accumulated deficit since inception of $385,402.

We maintain cash balances in the United States and China. At December 31, 2007 and December 31, 2006, our cash by geographic area was as follows:

	December 31, 2007		December 31, 2006
United States	$215	0.02%	$-	-%
China	1,121,390	99.98%	822,908	100%
	$1,121,605	100%	$822,908	100%

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

The Company believes that its current working capital and cash generated from operations may not be sufficient to meet the Company’s cash requirements for the next twelve months without the ability to obtain profitable operations and/or obtain additional financing. As described elsewhere herein, under the terms of the December 31, 2007 agreement to acquire a 51% interest in Shandong Jiajia (the "Share Exchange Agreement") we are required to contribute $1,040,816 in additional registered capital to Shandong Jiajia by April 30, 2008 and to make an additional $959,184 available for working capital by that date. We do not presently have the funds necessary to satisfy this contractual commitment and are reliant on our ability to raise the capital through a private placement of our securities. We are currently negotiating with investors and while we reasonably believe we will be able to close the transaction prior to April 30, 2008 any failure on our part to do so will result in a default under the terms of the Share Exchange Agreement. In addition, Shandong Jiajia's operations have not historically been profitable and it is likely we will need additional capital to fund our operating losses as well as any future operating losses at Shandong Jiajia. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent registered public accounting firm has included a statement in their report on our financial statements, stating that certain factors raise substantial doubt about our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, net working capital deficiency, stockholders’ deficiency and accumulated deficit.

Total current assets increased $1,894,697 or 59% at December 31, 2007 over December 31, 2006. This increase was due primarily to an increase in accounts receivable of $1,227,947 due to increased sales during the period. Prepayments and other assets also increased $313,237 as we made payments in advance to various freight shipping firms to secure cargo space for our customers which reflect our overall efforts in increasing the level of operations.

Total current liabilities increased $4,489,654 or 133% at December 31, 2007 over December 31, 2006. This increase was due primarily to $2,373,179 in a Convertible note payable – Related Party and $446,985 in Accrued compensation – Related Party as part of liabilities assumed from MediaReady, Inc. as a result of the reverse merger effective December 31, 2007.  Trade accounts payable and advances from customers also increased $875,830 and $572,877, respectively, at December 31, 2007 from our 2006 year end balances due to an overall increasing level of operations.  Upon shipment of goods and compliance with the related contract terms, advances from customers will be taken into income in accordance with our revenue recognition policy.

In addition, in March 2008 under the terms of our agreement with Shandong Jiajia, we:

•	satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock, and
•	converted a $2,521,380 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

From time to time Shandong Jiajia has entered into transactions with related parties.  At December 31, 2007, we were owed $511,435 by Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  Shandong Huibo Import & Export Co., Ltd., is a Chinese limited liability company owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.  The loan, which was provided in 2005, is unsecured, non-interest bearing and payable on demand.

At December 31, 2007, our balance sheet also reflected $229,252 due to Xiangfen Chen, general manager of the Xiamen Branch of Shandong Jiajia.  The loan, which was provided for working capital purposes is unsecured, non-interest bearing and payable on demand.

Statement of Cash Flows

Cash provided from operating activities totaled $691,569 for the  year ended December 31, 2007 compared to cash used in operating activities of $154,698 for the  year ended December 31, 2006.  This overall increase in cash provided by operating activities of $846,267 was primarily attributable to positive income for the current year as compared to a large loss in the prior year.  The largest sources of cash include funding from the following: $1,054,327 from an increase in accounts payable and accrued liabilities and $572,877 from an increase in advances from customers; these sources of cash were offset primarily by the following uses of cash: $1,227,947 from an increase in accounts receivable, $313,237 increase in prepaid expenses and other current assets, and $162,440 to pay down other payables.  The increases in operating sources and uses of cash is directly related to our overall increase in sales activity between the periods.

We used $433,444 of cash for investing activities during 2007, which included $419,940 advances to related parties and $13,504 for capital expenditures.  This sharp increase in cash used in investing activity from $40,032 in 2006 was due to advances made to related parties for their working capital needs.

Off Balance Sheet Arrangements

Under Securities and Exchange Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•
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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer who serves as our principal executive officer and as our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses set forth below in “Management’s Report on Internal Control Over Financial Reporting,” the Company’s disclosure controls and procedures were not effective as the Evaluation Date.  Our evaluation included business activities which were part of our Company for the entire 2007 period and excluded all businesses which were acquired during 2007. The excluded business is Shandong Jiajia which was acquired on December 31, 2007 and represents 100% of our consolidated net revenues and net income for 2007. Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Subsequent to the filing of our initial December 31, 2007 Form 10-K, we discovered  that,  as of December 31, 2007,  we did not have appropriate policies and procedures in place to: (i) ensure that we account for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia acquisition, (iii) ensure that we account for certain costs related to the Shandong Jiajia acquisition as costs directly associated with the acquisition under the provisions of Statement of Financial Accounting Standard No.141, and (iv) properly adjust the assets and liabilities of MediaReady, Inc. to fair value in recording the Shandong Jiajia capital transaction

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our sole officer and director is not an accountant and we have historically relied upon the services of outside accountants. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that a material misstatement of our annual or interim financial statements could occur that would not be prevented or detected.

To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses.   We initially believed that those changes would be implemented before the filing date of the December 31, 2008 Form 10-K; however, our current estimate as of the date of this Amendment No. 3 to the Annual Report on Form 10-K for the year ended December 31, 2007 is that these changes will be implemented prior to the filing date of our December 31, 2009 10-K.   Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses

Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and their U.S. GAAP knowledge was limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

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

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.”

	SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

V. Jeffrey Harrell (1)	2007	200,000	-	-	-	-	-	-	200,000
	2006	200,000	-	-	-	-	-	-	200,000

Hui Liu (2)	2007	3,732	14,785	-	-	-	-	11,500	30,017

Wei Chen	2007	26,642	-	-	-	-	-	-	26,642

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2008, there were 19,395,203  shares of our common stock issued and outstanding . Our common stock is our only class of voting security. The following table sets forth information known to us as of April 2, 2008 relating to the beneficial ownership of shares of our voting securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of voting securities;
•	each director;
•	each named executive officer; and
•	all named executive officers and directors as a group.
•	understands audit committee functions.

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

	Amount and Nature of Beneficial Ownership(1)
Name	No. of Shares	% of Class
V. Jeffrey Harrell	731,336	3.8%
Wei Chen (2)	4,762,500	22.3%
Hui Liu (3)	312,500	1.6%
All named executive officers and directors as a group (three persons)	5,806,336	27.1%

China Direct, Inc. (4)	9,312,500	39.0%
Dragon Venture (Shanghai) Capital Management Co., Ltd. (5)	1,400,000	7.2%
David J. Aubel (6)	2,864,608	14.8%
Lili Gong (7)	1,000,000	5.2%

(1)	The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.
(2)
Mr. Wei Chen is an executive officer and minority shareholder of Shandong Jiajia. Mr. Chen's address is 8 S. Henan Road Lane 1001 Apt. 3404, Shanghai, China 200000. The number of shares beneficially owned by Mr. Chen includes 2,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.30 per share.

(3)	Mr. Hui Liu is an executive officer and minority shareholder of Shandong Jiajia. Mr. Liu's address is Golden Plaza North Building Suite 1618B, 20 Middle Hongkong Road, Qingdao, China, 266071.
(4)
The shares of our common stock shown are beneficially owned by China Direct, Inc., address: 431 Fairway Drive Suite 200, Deerfield Beach, Florida 33441. Dr. James Wang and Mr. Marc Siegel, executive officers of China Direct, Inc., hold voting and dispositive control over securities owned by China Direct, Inc. in their capacities of Chief Executive Officer and President, respectively.  The shares of common stock beneficially owned by China Direct, Inc. include:

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

(5)
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

(6)	Mr. Aubel's address is 4901 NW 17th Way, Fort Lauderdale, FL 33309.
(7)	Ms. Gong's address is Room 501, No. 19 Lane, Tianshan Road, Shanghai, 20051

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

CHINA LOGISTICS GROUP, INC.

Date: June 9, 2009	By:	/s/ Wei Chen
Wei Chen, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chief Executive Officer, Principal Financial and Accounting Officer and director	June 9, 2009
Wei Chen

/s/ Hui Liu	Director	June 9, 2009
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company  has a net working capital deficiency, a stockholders’ deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying financial statements have been restated to give effect to the correction of an accounting error relating to the reverse acquisition on December 31, 2007 (see Note 2).

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 31, 2008, except for Note 2, as to which the date is May 27, 2009.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS	Restated
Current assets:
Cash	$1,121,605	$822,908
Accounts receivable, net of allowance for doubtful accounts of $794,715 and $1,262,902 at December 31, 2007 and 2006, respectively	3,131,831	1,903,884
Accounts receivable - related party	7,000	-
Other receivables	-	181,060
Due from related parties	511,435	282,559
Prepayments and other current assets	328,065	14,828
Total current assets	5,099,936	3,205,239
Property and equipment, net	42,336	50,309
Deposits	-	4,683
Total assets	$5,142,272	$3,260,231
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$12,633	$-
Accounts payable – trade	3,608,885	2,733,055
Accrued compensation – related party	446,985	-
Other accruals and current liabilities	485,101	319,237
Convertible note payable/related party	2,373,179	-
Advances from customers	683,436	110,559
Due to related parties	229,252	214,211
Foreign tax payable	36,117	8,872
Total current liabilities	7,875,588	3,385,934
Minority interest	601,028	-
Stockholders' deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized
Series A preferred stock - 1,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,000	1,000
Series B preferred stock - 1,295,000 and 120,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,295	120
Common stock - $.001 par value, 200,000,000 shares authorized, 4,999,350 and 2,750,291 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,999	2,750
Additional paid-in capital	(2,729,846)	863,175
Accumulated deficit	(385,402)	(995,334)
Accumulated other comprehensive (loss) income	(226,390)	2,586

Total stockholders' deficit	(3,334,344)	(125,703)
Total liabilities and stockholders' deficit	$5,142,272	$3,260,231

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Restated
Sales	$35,298,453	$30,311,924
Cost of sales	34,036,196	30,884,771
Gross profit (loss)	1,262,257	(572,847)

Operating expenses:
Selling expenses	37,546	35,350
General and administrative expenses	583,564	617,432
Bad debt expense	57,067	259,494
Total operating expenses	678,177	912,276
Income (loss) from operations	584,080	(1,485,123)

Other income:
Other income	13,575	18,588
Interest income	-	224
Total other income	13,575	18,812
Income (loss) before income taxes and minority interest	597,655	(1,466,311)
Foreign taxes	(57,205)	(10,389)
Income (loss) before minority interest	540,450	(1,476,700)
Minority interest in income of consolidated income	264,820	-
Net income (loss)	275,630	(1,476,700)
Other comprehensive income (loss):
Foreign currency translation adjustments	(228,976)	12,754
Comprehensive income (loss)	$46,654	$(1,463,946)
Earnings (loss) per share:
Basic	$0.08	$(0.63)
Diluted	$0.03	$(0.63)
Weighted-average number of shares outstanding
Basic	3,442,152	2,329,307
Diluted	9,045,589	2,329,307

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

								Accumulated	Accumulated
	Series A		Series B				Additional	Retained	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income/Loss	Total
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Balance December 31, 2005	1,000,000	$1,000	120,000	$120	2,750,291	$2,750	$863,175	$481,366	$(10,168)	$1,338,243
Net loss for the year	-	-	-	-	-	-	-	(1,476,700)	-	(1,476,700)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	12,754	12,754

Balance December 31, 2006	1,000,000	1,000	120,000	120	2,750,291	2,750	863,175	(995,334)	2,586	(125,703)
Recapitalization for reverse acquisition	-	-	1,175,000	1,175	2,249,059	2,249	(3,593,021)	334,302	-	(3,255,295)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,976)	(228,976)
Net income for the year	-	-	-	-	-	-	-	275,630	-	275,630

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$(2,729,846)	$(385,402)	$(226,390)	$(3,334,344)

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	For the Year Ended
	December 31,
	2007	2006
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$275,630	$(1,476,700)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	18,406	1,129
Minority interest	264,820	-
Allowance for doubtful accounts	68,149	341,503
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,227,947)	148,724
(Increase) decrease in other receivables	114,158	(62,468)
(Increase) decrease in other assets	(419)	3,642
(Increase) decrease in prepaid expenses and other current assets	(313,237)	6,014
Increase in accounts payable and accrued expenses	1,054,327	807,279
(Decrease) in other payables	(162,440)	(37,138)
Increase in taxes payable	27,245	3,713
Increase in advances from customers	572,877	109,604

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	691,569	(154,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,504)	-
Retirement of property and equipment	-	4,743
Advances to related parties	(419,940)	(44,775)

NET CASH USED IN INVESTING ACTIVITIES	(433,444)	(40,032)

EFFECT OF EXCHANGE RATE ON CASH	40,572	12,754

NET INCREASE (DECREASE) IN CASH	298,697	(181,976)

CASH - beginning of year	822,908	1,004,884

CASH - end of year	$1,121,605	$822,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$31,361	$10,389

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See “Legal Proceedings” appearing elsewhere in this report.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

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
DECEMBER 31, 2007 AND 2006 – Continued

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

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments to the December 31, 2007 financial statements included in the Company’s Form 10-K/A (Amendment No. 2) filed on December 24, 2008 were necessary including:

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

Components of this restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	to Restate	Restated
Other Accruals and Current Liabilites	$343,301	$141,800	$485,101

Accumulated Deficit	$(313,084)	$(141,800)	$(454,884)
Minority Interest component (49%)		69,482	69,482
	$(313,084)	$(72,318)	$(385,402)

Consolidated statements of operations for the year ended December 31, 2007:

		Adjustment
	As Filed	to Restate	Restated
General and administrative expenses (including bad debt expense)	$498,831	$141,800	$640,631

Net Income (Loss)	$347,948	$(141,800)	206,148
Minority Interest component (49%)	-	69,482	69,482
Net Income (Loss)	347,948	(72,318)	275,630

Earnings (Loss) Per Share:
Basic	$0.10	$(0.02)	$0.08
Diluted	$0.04	$(0.01)	$0.03

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

In connection with the recording of our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007, the Company failed to adequately recognize all adjustments necessary to properly reflect the fair value of the accounting acquiree (then named MediaReady, Inc.) as of the effective date of the transactions as provided under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of this re-evaluation, several assets and liabilities were adjusted to fair value as of the transaction date.  These corrections resulted in the restatement to our balance sheet as of December 31, 2007.  This revaluation did not affect our statements of operations or earnings per share as of December 31, 2007, as it was deemed a contribution to capital by the accounting acquirer.  These fair value adjustments did not affect our consolidated statements of operations or earnings (loss) per share for the periods presented.
Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate		Restated
Accounts receivable – related party	$160,350	$(153,350)	(a)	$7,000
Deferred expenses	5,450	(5,450)		-
Prepaid expenses and other current assets	338,895	(10,830)		328,065
Property and equipment, net	46,622	(4,286)		42,336
Intangible assets	821	(821)		-
Deposits	12,000	(12,000)		-
	$564, 138	$(186,737)		$377,401

Accounts payable – trade (b)	$4,444,825	$(835,940)	(b)	$3,608,885
Other accruals and current liabilities (c)	343,301	141,800	(c)	485,101
Minority Interest (d)	670,510	(69,482)	(d)	601,028
Additional paid-in capital	(3,379,049)	649,203		(2,729,846)
Accumulated deficit	(313,084)	(72,318)		(385,402)
	$1,766,503	$(186,737)		$1,579,766

(a)	Reflects fair value adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.

(b)	Reflects fair value adjustment including $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.

(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia as discussed above.

(d)	Reflects the effect on minority interest (49%) of $141,800 in professional fees recognized by Shandong Jiajia, see adjustment (c).

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
DECEMBER 31, 2007 AND 2006 – Continued

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, " Fair Value Measurements " ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007; however, earlier application is encouraged. The Company is currently evaluating the requirements of SFAS 157.

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

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 in our revenue recognition policy.  In general, we record revenue and related direct shipping costs when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing bad debt expense of $57,067 and $259,494 for the years ended December 31, 2007 and 2006, respectively.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the years ended December 31, 2007 and 2006.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, “Share-Based Payment, on Amendment of FASB Statement No. 123” ("SFAS 123R”).  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

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

Earnings per share presented for the years ended December 31, 2007 and 2006 have been restated due to the reverse acquisition transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

	Year ended
	December 31,
	2007	2006
	Restated
Numerator:
Net income (loss) applicable to common stockholders (A)	$275,630		$(1,476,700)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	3,442,152		2,329,307
Denominator for diluted earnings per share
Treasury stock method
Options	1,871,245		--
Series A and B preferred stock – unconverted	3,732,192		--

Adjusted weighted average shares outstanding (C)	9,045,589		2,329,307

Basic and diluted earnings per common share:
Earnings per share- basic (loss)(A)/(B)	$0.08	$	(0.63)
Earnings per share- diluted (A)/(C)	$0.03	$	(0.63)

At December 31, 2007 and 2006, 117,500 shares potentially issuable upon the exercise of warrants were not included as they were anti-dilutive.  Common shares potentially issuable upon the exercise or conversion of securities issued at December 31, 2007 as consideration for the Company’s acquisition of a 51% ownership interest of Shandong Jiajia, including 2,000,000 shares upon the exercise of options, 2,500,000 common shares upon the conversion of 1,000,000 shares of Series A convertible preferred stock and 1,200,000 shares upon the conversion of 120,000 shares of Series B convertible preferred stock, were considered outstanding for all periods presented for purposes of calculating diluted earnings per share at December 31, 2007.  An additional 11,750,000 common shares underlying 1,175,000 shares of Series B preferred stock issued on December 31, 2007 were considered outstanding for one day and could potentially dilute future earnings of the Company.

The presentation for the year ended December 31, 2006 does not include 2,000,000 shares of common stock upon the exercise of options, 1,000,000 shares of Series A Convertible Preferred Stock, convertible into 2,500,000 shares of common stock, 120,000 shares of Series B Convertible Preferred Stock, convertible into 1,200,000 shares of common stock, and 12,950,000 common shares underlying the Series A and B Convertible Preferred Shares were not considered outstanding for the period presented as their inclusion would be anti-dilutive.

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
DECEMBER 31, 2007 AND 2006 – Continued

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
DECEMBER 31, 2007 AND 2006 – Continued

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
	Restated
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
DECEMBER 31, 2007 AND 2006 – Continued

A summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of the Company’s common stock on the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
Year	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
	$2,764,332	$4,146,497

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,445,000	2,319,000
2007	1,795,000	1,751,720	2,821,280
Total	3,190,000	$3,894,720	$19,969,280

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

During the first quarter of 2008, the Company issued Mr. Aubel 2,864,606 shares of its common stock in full payment of the then $ 2,521,380 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement. We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006, consisted of the following:

	Useful Lives	2007	2006
		Restated
Computer equipment	4 years	$228,707	$-
Software	3 years	361,861	-
Furniture and equipment	4-5 years	112,297	82,812
Total:		702,865	82,812
Less: accumulated depreciation		(660,529)	(32,503)
		$42,336	$50,309

For the years ended December 31, 2007, and 2006, depreciation expense totaled $18,406 and $1,129, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

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

The Company has adopted the “Black Scholes” pricing model to book the estimated fair value of the stock options totaling $480,000 under the provisions of SFAS No. 123 (R). This amount was ultimately charged to equity (deficit) as partial consideration for the acquisition.

The following assumptions were made in estimating fair value:

Risk-free rate	2.5%
Expected Volatility	175%
Life	3 years
Dividend yield	0%

At December 31, 2007 no options had been exercised.

NOTE  9 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the United States and China. As of December 31, 2007, bank deposits in the United States did not exceed federally insured limits. At December 31, 2007, the Company had deposits of approximately $1,100,000 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2007.

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

NOTE 11 – REVERSE ACQUISITION

On December 31, 2007, the Company entered into an acquisition agreement with the shareholders of Shandong Jiajia to acquire a 51% interest in that company.  This transaction was initially recorded and reported as an acquisition of Shandong Jiajia under the guidance of SFAS 141.  After further review of the transaction, including post transaction ownership, the transaction was deemed a capital transaction, implemented through a reverse acquisition.  Accordingly, our financial statements have been restated, with the cost basis of the assets and liabilities of Shandong Jiajia being maintained in the consolidated financial statements and the assets and liabilities of the Company prior to the transaction (then named MediaReady, Inc.), being accounted for at their fair value under the purchase method.  The historical records presented, which includes our consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows, are those of Shandong Jiajia.

The value of the Series A preferred stock and Series B preferred stock were based on the fair value of the common stock to be issued upon conversion at December 31, 2007 as follows:

One share of Series A preferred stock converts into 2.5 shares of common stock

One share of Series B preferred stock converts into 10 shares of common stock

On March 28, 2008 shareholders holding the Series A preferred stock converted into 2,500,000 shares of common stock, no shares of Series A preferred stock remain outstanding. On March 28, 2008 shareholders holding the Series B preferred stock issued to the shareholders of Shandong Jiajia converted into 1,200,000 shares of the Company’s common stock.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

NOTE  12 – STOCKHOLDERS’ EQUITY

Share and per share figures in the report have been retroactively restated to give effect to the 1 for 40 reverse split which took place on March 11, 2008 .

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

In May 2007, the Company issued 62,500 shares of common stock to China Direct Investments, Inc. under a management consulting agreement.  The shares had a fair value of $168,000 at issuance.

In September 2007, the Company issued 250,000 share of common stock to Capital One Resources Co., Ltd. in connection with consulting services rendered in the Shandong Jiajia transaction.  The shares had a fair value at issuance of $380,000.

During the year ended December 31, 2007 the Company issued 1,000,000 of Series A preferred stock to finance , in part, the purchase of a 51% interest in a company incorporated in the People Republic of China at a fair value of $2.10 per share, for a total of $2,100,000.

During the year ended December 31, 2007 the Company issued 120,000 shares of Series B preferred stock as partial compensation in connection with the acquisition of a 51% interest in Shandong Jiajia valued at $8.00 per share, for a total of $960,000.

During the year ended December 31, 2007 in connection with the Shandong Jiajia transaction the Company issued an additional 725,000 shares of Series B preferred stock to third parties for services rendered at a fair value of $8.40 per share, for a total of $6,090,000.

During the year ended December 31, 2007 a related party, Mr. David Aubel, converted $1,768,520 in convertible notes payable into 1,795,000 shares of common stock at prices ranging $0.28 to $2.00 per share.

During the year ended December 31, 2007 the Company president converted $193,500 in accrued compensation into 135,000 shares of common stock at $1.44 per share.

During the year ended December 31, 2007 the Company granted stock options to purchase 2,000,000 shares of common stock to finance , in part, the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, at a fair value of $480,000.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

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

During the year ended December 31, 2007 the Company issued 16,250 shares of common stock to third parties for services rendered with a fair value of $58,950 .

During the year ended December 31, 2007 the Company cancelled 12,500 shares held in treasury at $15.00 per share, for a total of $187,500.

On March 11, 2008 the Company increased its authorized preferred stock from 5 million to 10 million shares.

The number of shares of Series A preferred stock shall be limited to 1,000,000, with a par value of $.001 per share. In the event of any liquidation, dissolution or winding up of the Company the holders are entitled to receive, out of legally available assets, a liquidation preference of $.001 per share, and no more, before any payment or distribution is made to the holders of the Company’s common stock. Holders shall have 250 votes per share and will be entitled to vote on any and all matters brought to a vote of stockholders of common stock. Each share is convertible into 2.5 shares of common stock.

The number of shares of Series B preferred stock shall be limited to 1,295,000, with a par value of $.001 per share. In the event of any liquidation, dissolution or winding up of the Company the holders are entitled to receive, out of legally available assets, a liquidation preference other than to the Series A Preferred  holders of $.001 per share, and no more, before any payment or distribution is made to the holders of the Company’s common stock. Holders shall have no votes per share except as otherwise provided by law. Each share is convertible into 10 shares of common stock.

On March 28, 2008 all outstanding Series A preferred stock and Series B preferred stock issued to the owners of Shandong Jiajia were converted into common stock, no Series A preferred stock remain outstanding.

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
DECEMBER 31, 2007 AND 2006 – Continued

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

The components of income (loss) before income tax consist of the following:

	Year Ended December 31,
	2007	2006
	Restated
US Operations	$-	$-
Chinese Operations	275,630	(1,476,700)
	$275,630	$(1,476,700)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2007	2006
	Restated
US Operations	$-	$-
Chinese Operations	57,205	10,389
	$57,205	$10,389

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2007	2006
	Restated
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
DECEMBER 31, 2007 AND 2006 – Continued

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

The Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	Restated
Federal net operating loss carryforward	$3,700,000	$3,500,000
State net operating loss carryforward	600,000	550,000
Provisions	-	545,000
Timing differences	167,000	246,000
	4,467,000	4,841,000
Valuation allowance	(4,467,000)	(4,841,000)
Tax provision (benefit)	$-	$-

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

The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2006 that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

The following table summarizes the stock warrant activity:

	Number of Shares
2004
Warrants granted (five year term expiring April 2, 2009)	2,500
Warrants exercised	—

2005
Warrants granted (five year term expiring April 2, 2010)	2,500
Warrants exercised	—

2006
Warrants granted (three year term expiring May 31 , 2009)	110,000	*
Warrants exercised	—

2006
Warrants granted (five year term expiring April 2, 2011)	2,500
Warrants exercised	—
	117,500

* -	110,000 common share purchase warrants issued to Trilogy Partners, Inc. for marketing and public relations services with a fair value of $396,000 expensed in 2006. These warrants expire May 31, 2009

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

On April 2, 2004 the Company entered into a three-year employment agreement with its Chief Technology Officer, with automatic one-year extensions after the expiry of the initial term. The terms of the agreement called for a minimum salary of $180,000 per annum. The agreement also provided for a signing on bonus of $50,000, a minimum annual bonus equal to the lesser of the base salary or 15% of the gross profit as agreed or determined in accordance with generally accepted accounting principles, and participation in other compensation plans and programs for the Company’s senior executives. The agreement further called for the issue of 2,500 shares of common stock upon the signing of the agreement and a further 3,750 shares of common stock to be vested and delivered in 1,250 share lots in three equal installments through the first year following the execution of the agreement. Under the agreement 2,500 and 3,750 shares had been issued during the years ended December 31, 2005 and 2004, respectively. At each anniversary of the effective date the Company was required issue the executive five-year warrants to purchase at least 2,500 shares of common stock, with the exercise price being set within the 30 days prior to each anniversary. The Company elected not to renew the contract after the April 2007 expiration date.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

On August 15, 2004 the Company entered into a three-year employment agreement with its Executive Vice-President – Sales and Marketing, with automatic one-year extensions after the expiration of the initial term. The terms of the agreement called for a minimum annual salary of $150,000 per annum. The agreement also provided for a minimum annual bonus of between 50% and 100% of base salary based on certain criterion to be agreed between the executive and the Company, and a further bonus of 2% of the gross profit of the Company as agreed or determined in accordance with generally accepted accounting principles. The agreement further called for the issue of 3,000 shares of common stock upon signing of the agreement. At each anniversary of the effective date the Company was required to issue the executive 7,500 shares of common stock for the three-year period of his employment. On April 11, 2007 the Company was released from all obligations under the employment agreement.

In December 2007 we entered into a consulting agreement with China Direct Investments, Inc., a subsidiary of China Direct, Inc., under which we are obligated to issue 450,000 shares of our Series B preferred stock, valued at $3,780,000, as compensation for its services to us in conjunction with the transaction pursuant to the terms of a consulting agreement entered into in December 2007.

NOTE 17 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2007 (Restated) .

	Sales	Assets
United States	$—	$12,216
Peoples Republic of China	35,298,453	5,130,056
	$35,298,453	$5,142,272

For the year ended December 31, 2006 all operations were within the Peoples Republic of China.

NOTE 18 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 25,000 common stock shares in the acquiring entity. Additional considerations included in this stock purchase agreement require the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision.

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

We are evaluating any rights the Company may have to file a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $ 2,521,380 which the Company redeemed for 2,864,606 shares of its common stock in March, 2008 pursuant to the terms of the December 2007 agreement entered into by the Company to acquire a 51% interest in Shandong Jiajia.

NOTE 19 – SUBSEQUENT EVENTS

In March 2008 we issued Mr. Harrell, our CEO, 581,247 shares of our common stock in satisfaction of approximately $419,000 of accrued compensation due him. Mr. Harrell is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In March 2008 we also issued to Mr. David Aubel, a principle shareholder of the Company 2,864,606 shares of our common stock in satisfaction of a $ 2,521,380 convertible note and loan due to him from the Company. Mr. Aubel, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of that act.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006 – Continued

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