Form 10-Q/A
period 2008-03-31
China Logistics Group Inc
filed 2009-06-16
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10-Q/A
(Amendment No. 2 )

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

(562) 408-3888
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes   [  X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  [  ] Yes  [X] No

Large accelerated filer  [  ]                  Accelerated filer  [  ]
Non-accelerated filer  [  ]                    Smaller reporting company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

34,508,203 shares of common stock are issued and outstanding as of May 20, 2008.

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. ("we", "us", "our" or the "Company") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2008 as filed on January 12, 2009 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at March 31, 2008 and December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007.

The March 31, 2008 and December 31, 2007 financial statements included in the Company's Form 10-Q filed on May 20, 2008, Form 10-Q/A filed January 12, 2009, Form 10-K filed on April 15, 2008, and Form 10-K/A filed on May 19, 2008 contained errors and, accordingly, and were restated on Form 10-K/A filed on December 24, 2008 and on Form 10-Q/A filed January 12, 2009 to correct the accounting treatment previously accorded certain transactions including:

•	the recognition of an agreement to issue 450,000 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company's acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•
the reclassification of costs totaling $10,418,000, initially incorrectly classified as an expense, fair value of equity instruments in the consolidated statements of operations, to costs directly associated with our acquisition of a 51% interest in Shandong Jiajia;

•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal stockholder, Mr. David Aubel; and
•	the restatement of historical balance sheets and related disclosures to give retroactive effect to a 1 for 40 reverse stock split completed on March 11, 2008.

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary including:

At December 31, 2007:

•
adjustments to the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight and Forwarding Co., Ltd. completed on December 31, 2007 accounted for as a capital transaction implemented through a reverse acquisition; and

•	recognition of the accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted from previous filings.

At March 31, 2008:

•	recognition of the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•	recognition of $25,060 in professional fee expenses previously incorrectly omitted;
•	correction of an erroneous over-accrual of professional fees in the amount of $137,149;
•
correction of the classification in the consolidated statements of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities; and

•	correction of the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.

As a result of these corrections to our financial statements for the three months period ended March 31, 2008 and the year ended December 31, 2007, we are filing this Amendment No. 2 to our Form 10-Q for the quarterly period ended March 31, 2008 to reflect the fair valuing of the historical financial statements at December 31, 2007 and the additional changes to our financial statements necessitated by these restatements.

The items of this Form 10-Q/A (Amendment No. 2) which are amended and restated as a result of the foregoing are:

•	Part I. Financial Information
•
Item 1.  Financial Statements, including consolidated balance sheets, consolidated statement of operations, consolidated statements of cash flows, consolidated statement of stockholders' deficit, and notes to unaudited consolidated financial statements.

•	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and
•	Item 4(T). Controls and Procedures.

This Form 10-Q/A (Amendment No. 2) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the period ended March 31, 2008 as filed May 20, 2008 and Form 10-Q/A (Amendment No.1) as filed on January 12, 2009.  This filing supersedes in its entirety our original Form 10-Q for the period ended March 31, 2008 and Form 10-Q/A (Amendment No. 1).

- i -

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

- ii -

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, risks related to litigation with the Securities and Exchange Commission, risks related to liquidated damages related to our April 2008 financing, the risk of doing business in the People's Republic of China (the "PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into our U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II , Item 1A. - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective on March 11, 2008.

  - iii -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Restated	Restated
	Unaudited
ASSETS
Current assets:
Cash	$1,276,113	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $454,974 and $794,715 at March 31, 2008 and December 31, 2007, respectively	2,569,898	3,131,831
Accounts receivable - related party	-	7,000
Due from related parties	576,380	511,435
Prepayments and other current assets	896,381	328,065
Total current assets	5,318,772	5,099,936
Property and equipment, net	42,416	42,336
Total assets	$5,361,188	$5,142,272
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$1,361	$12,633
Accounts payable - trade	2,619,833	3,608,885
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	269,972	485,101
Convertible note payable - related party	—	2,373,179
Advances from customers	1,651,438	683,436
Due to related parties	219,959	229,252
Foreign tax payable	10,718	36,117
Total current liabilities	4,773,281	7,875,588
Minority interest	839,867	601,028
Stockholders' deficit:
Preferred stock - $.001 par value; 10,000,000 shares and 5,000,000 shares authorized on March 31, 2008 and December 31, 2007, respectively
Series A preferred stock - $.001 par value; -0- and 1,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	1,000
Series B preferred stock - $.001 par value; 450,000 and 1,295,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value; 500,000,000 shares and 200,000,000 shares authorized at March 31, 2008 and December 31, 2007; 19,395,203 and 4,999,350 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,395	4,999
Additional paid-in capital (deficit)	227,968	(2,729,846)
Accumulated deficit	(285,276)	(385,402)
Accumulated other comprehensive income	(214,497)	(226,390)
Total stockholders' deficit	(251,960)	(3,334,344)
Total liabilities and stockholders' deficit	$5,361,188	$5,142,272

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	Restated
Sales	$6,773,213	$6,218,216
Cost of sales	6,515,730	6,380,005

Gross profit (loss)	257,483	(161,789)

Operating expenses (income) :
Selling, general and administrative	283,205	145,182
Depreciation and amortization	4,225	3,396
Recovery of bad debt, net	(380,978)	-
Total operating expenses	(93,548)	148,578

Operating income (loss)	351,031	(310,367)

Other income (expense)
Realized exchange loss	(16,542)	—
Interest income	837	—
Other Interest expense - related party	—	(1,661)
Total other income (expense)	(15,705)	(1,661)

Income (loss) before income taxes and minority interests	335,326	(312,028)

Foreign tax	7,788	520

Income (loss) before minority interests	327,538	(312,548)
Minority interest in income of consolidated subsidiary	227,412	—
Net income (loss)	100,126	(312,548)

Other comprehensive income:
Foreign currency translation adjustment	11,893	(57,244)

Comprehensive income (loss)	$112,019	$(369,792)

Earnings (loss) per share:
Basic	$0.02	$(0.11)
Diluted	$0.00	$(0.11)

Weighted-average number of shares outstanding -
Basic	6,175,726	2,913,624
Diluted	22,389,059	2,913,624
The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital/ Deficit	Deficit	Income/Loss	Total
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$(2,729,846)	$(385,402)	$(226,390)	$(3,334,344)
Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,515	-	-	2,521,380
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	11,893	11,893
Net income for the period	-	-	-	-	-	-	-	100,126	-	100,126

Balance March 31, 2008	-	$-	450,000	$450	19,395,203	$19,395	$227,968	$(285,276)	$(214,497)	$(251,960)

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
	Restated
Cash flows from operating activities:
Net income (loss)	$100,126	$(312,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,225	3,396
Minority interest in income of consolidated subsidiary	227,412	—
Bad debt recovery, net	(380,978)	—
Change in assets and liabilities
Decrease in accounts receivable	942,911	442,070
Decrease in accounts receivable - related party	7,000	282,559
Decrease in inventories	—	(9,943)
(Increase) in prepayments and other assets	(568,316)	(518,259)
Decrease in accounts payable	(989,052)	(269,008)
Increase in advances from customers	968,002	—
Decrease in foreign tax payable	(25,399)	(3,889)
(Decrease) increase in other accruals	(215,129)	209,954
Net cash provided by (used in) operating activities	70,802	(175,668)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,305)	(969)
Advances repaid to related parties	(9,293)	—
Advances to related parties	(64,945)	—
Net cash used in investing activities	(78,543)	(969)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	—
Repayment of short-term debt	(11,272)	—
Net cash provided by financing activities	136,928	—

Net increase (decrease) in cash	129,187	(176,637)
Effect of exchange rate on cash	25,321	8,144
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$1,276,113	$654,415

Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$33,186	$4,409
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,380	$--
Accrued compensation converted to common stock - related party	$448,985	$—

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008

NOTE 1 – ORGANIZATION

China Logistics Group, Inc. ("we", "us", "our" or the "Company") is a Florida corporation and was incorporated on March 19, 1999 under the name of ValuSALES.com, Inc. The Company changed its name to Video Without Boundaries, Inc. on November 16, 2001. On August 31, 2006 the Company changed its name from Video Without Boundaries, Inc. to MediaREADY, Inc. and on February 14, 2008, the Company changed its name from MediaREADY, Inc. to China Logistics Group, Inc.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. ("Shandong Jiajia") and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51%  interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and we agreed to contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:

•	the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this acquisition, and
•	the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel's agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel's note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. Capital One Resource Co., Ltd. is a wholly owned subsidiary of China Direct, Inc. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as a finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder's agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen's request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The accompanying consolidated financial statements including the audited balance sheet at December 31, 2007, the consolidated statement of operations, statement of stockholders' equity (deficit) and statements of cash flows have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information for 2007 presented, including the consolidated statements of operations, statement of stockholders' equity (deficit) and statements of cash flows, are those of Shandong Jiajia.

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

The accompanying consolidated financial statements include accounts of the Company and its 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives retroactive effect to the 1 for 40 reverse stock split of the Company's outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity (deficit) for the year ended December 31, 2007 and financial statements for the quarter ended March 31, 2008 have been restated to correct the accounting treatment previously accorded certain transactions.

The March 31, 2008 and December 31, 2007 financial statements included in the Company's Form 10-Q filed on May 20, 2008, Form 10-Q/A filed January 12, 2009, Form 10-K filed on April 15, 2008, and Form 10-K/A filed on May 19, 2008 contained errors and, accordingly, and were restated on Form 10-K/A filed on December 24, 2008 and on Form 10-Q/A filed January 12, 2009 to correct the accounting treatment previously accorded certain transactions including:

•	the recognition of and agreement to issue 450,00 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company's acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•
the reclassification of costs totaling $10,418,000 initially incorrectly classified as an expense, fair value of equity instruments in the statement of operations, to costs directly associated with our acquisition of a 51% interest in Shandong Jiajia;

•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal stockholder, Mr. David Aubel;
•	the restatement of historical balance sheets and related disclosures to give retroactive effect to a 1 for 40 reverse stock split completed on March 11, 2008;

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary including:

At December 31, 2007:
•
adjustments to the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight and Forwarding Co., Ltd. accounted for as a capital transaction implemented through a reverse acquisition, and

•	the recognition of the accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted from previous filings.

At March 31, 2008:
•	the recognition of the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•	the recognition of $25,060 in professional fee expenses previously incorrectly omitted;
•	the correction of an erroneous over-accrual of professional fees in the amount of $137,149
•
the correction of the classification in the consolidated statements of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities, and

•	the correction of the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.

In connection with the recording of our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007, the Company failed to adequately recognize all adjustments necessary to properly reflect the fair value of the accounting acquirer (then named MediaReady, Inc.) as of the effective date of the transactions as provided under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations.  As a result of this re-evaluation, several assets and liabilities were adjusted to fair value as of the transaction date including $764,200 initially recorded as forgiveness of debt in the second quarter 2008.  This correction resulted in an amendment to our balance sheets as of December 31, 2007.  While the revaluation did not affect our statements of operations or earnings per share as of December 31, 2007; the $764,200 gain on forgiveness of debt previously recognized in our interim reports for the quarters ending June 30, 2008 and September 30, 2008 will not be reflected in those amended filings.

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate		Restated
Accounts receivable – related party	$160,350	$(153,350)	(a)	$7,000
Deferred expenses	5,450	(5,450)		-
Prepaid and other current assets	338,895	(10,830)		328,065
Property and equipment, net	46,622	(4,286)		42,336
Deposits	12,000	(12,000)		-
	$563,317	$(185,916)		$377,401

Accounts payable – trade	$4,444,825	$(835,940)	(b)	$3,608,885
Other accruals and current liabilities	343,301	141,800	(c)	485,101
Minority Interest	670,510	(69,482)	(d)	601,028
Additional paid-in capital (deficit)	(3,379,049)	649,203		(2,729,846)
Accumulated deficit	(313,084)	(72,318)		(385,402)
	$1,766,503	$(186,737)		$1,579,766

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

(a)	Reflects fair value adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.
(b)	Reflects fair value adjustment including $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.
(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia.
(d)	Reflects the effect on minority interest of $141,800 in professional fees recognized by Shandong Jiajia.

For the year ended December 31, 2007, the Company had erroneously failed to accrue for certain professional fees totaling $141,800.  The financial statements for the year ended December 31, 2007 have been restated to recognize this expense.

Components of this restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Other Accruals and Current Liabilities	$343,301	$141,800	$485,101

Accumulated Deficit	$(313,084)	$(141,800)	$(454,884)
Minority interest component		69,482	69,482
	$(313,084)	$(72,318)	$(385,402)

Balance sheet data as of March 31, 2008:

		Adjustment
	As Filed	To Restate		Restated
Accounts Payable – trade	$3,592,921	$(835,939)	(a)	$2,756,982
		(137,149)	(b)	(137,149)
	$3,592,921	$(973,088)		$2,619,833

Other Accruals and Other Current Liabilities	$103,113	$141,800	(a)	$244,912
		25,060	(c)	25,060
	$103,113	$166,860		$269,972

Accumulated Deficit	$(332,613)	$5,752	(d)	$(326,801)
		(25,060)	(c)	(25,060)
		137,149	(b)	137,149
		1,814	(a)	1,814
		(72,318)	(e)	(72,318)
	$(332,613)	$47,337		$(285,276)

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

Consolidated statements of operations for the three months ended March 31, 2008:

		Adjustment
	As Filed	To Restate		Restated
Selling, General and Administrative expenses	$401,046	(5,752)	(d)	$395,294
		25,060	(c)	25,060
		(137,149)	(b)	(137,149)
	$401,046	(117,841)		283,205

Depreciation and Amortization	$6,039	$(1,814)	(a)	$4,225

Earnings (loss) Per Share
Basic	$0.00	$0.02		$0.02
Dilulted	$0.00	$0.00		$0.00

(a)	To recognize fair value adjustment to accounting acquiree at December 31, 2007
(b)	To reverse over accrual of professional fees payable at March 31, 2008.
(c)	To record $25,060 in professional fees payable at March 31, 2008, previously omitted.
(d)	To record reduction in amortization of deferred costs and depreciation expense recognized due to fair value adjustments of related assets at December 31, 2007.
(e)	To record adjustment at December 31, 2007, net of minority interest component, as detailed above.

At March 31, 2008, the Company had incorrectly categorized $64,945 in advance to related parties as a component of cash flows from operating activities. Pursuant to the guidance of SFAS 95, this disclosure is now categorized as a component of cash flows from investing activities. As a result of this correction, net cash provided by operating activities at March 31, 2008 totals $70,802 and net cash used in investing activities totals $78,543. This restatement had no impact on our consolidated balance sheets, consolidated statements of operations or earnings (loss) per share for the three months ended March 31, 2008.

At March 31, 2008, the Company had incorrectly classified $380,978 in recovery of bad debts as a non-operating item under other income (expense). This figure, as may be adjusted for current bad debt provisions and recoveries, is now classified as a component of operating expenses. As a result of this reclassification, total operating expenses now reflect income of $93,548 and other income (expense) reflects expense of $15,705 as of March 31, 2008. This restatement had no impact on our consolidated balance sheets, net income or earnings per share for the three months ended March 31, 2008.

On March 11, 2008, the Company changed its name from MediaReady, Inc. to China Logistics Group, Inc. and effectuated a 1 for 40 reverse split of its common stock.  As the reverse stock split took place after December 31, 2007 but before the filing of the Company's December 31, 2007 consolidated financial statements, the Company should have reflected the reverse stock split retroactively in the balance sheets and related disclosures presented as provided in the Interpretation Guidance of Staff Accounting Bulletin Topic 4:C.  We have restated the balance sheets presented and share and per share related disclosures to give retroactive effect to the 1 for 40 reverse stock split.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the registrant's Form 10-K/A (Amendment No. 3 ), for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the registrant believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the registrant's audited financial statements and notes for the year ended December 31, 2007, included in the registrant’s Form 10-K/A (Amendment No. 3 ), for the year then ended.

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

Revenue Recognition

We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers' freight on prearranged contracted transport.

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 in our revenue recognition policy.  In general, we record revenue and the related direct shipping costs when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper's location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper's location when the trade pricing terms are CFR (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing recovery of bad debt of $380,978 for the quarter ended March 31, 2008.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense (recovery) in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers’ sustainability and adjust our estimates as may be indicted.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the quarters ending March 31, 2008, or 2007.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

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

Earnings (Loss) Per Share

Under the provisions of SFAS 128, "Earnings Per Share", basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations. The periods presented do not include 117,500 common stock purchase warrants as their inclusion would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, "Share-Based Payment, on Amendment of FASB Statement No. 123" ("SFAS 123R").  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi ("RMB"), the official currency of the People's Republic of China. Capital accounts of the consolidated financial statements, subject to the reverse acquisition completed effective December 31, 2007, are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the periods presented.

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

NOTE 4 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company had an accumulated deficit of approximately $285,000 at March 31, 2008. Additionally, the Company had limited working capital of approximately $545,000 at March 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.  Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

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

Under the provision of Emerging Issue Task Force ("EITF") 98-5 and EITF 00-27, the Company determined that the agreement with Mr. Aubel contained an embedded conversion feature which should be valued separately at issuance.  Further, as Mr. Aubel's December 3, 2005 agreement with the Company contained no stated redemption date (due on demand) and the notes were convertible at the option of investor, the resulting discount from market was recognized immediately.

A summary of the intrinsic value, the difference between Mr. Aubel's conversion price and the fair value of the Company's common stock subsequent to the commitment date, December 3, 2005, is as follows:

                Funds advanced by Mr. Aubel:

	Funds	Intrinsic
Year	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	222,300
	$2,912,532	$4,368,797

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007 and three month period ended March 31, 2008 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,445,000	2,319,000
2007	1,795,000	1,751,720	2,821,280
2008	2,864,606	2,521,380	(659,432)
Total	6,054,606	$6,416,100	$19,309,848

Based on the Company's review of the facts and circumstances surrounding the agreements with Mr. Aubel and in connection with the restatement of the Company's financial statements, the Company believed the appropriate accounting treatment was to record a receivable due from Mr. Aubel for the intrinsic value of the shares tendered due to uncertainty as to the validity of the amount of the note payable and the potential for a lack of consideration for the issuance of such shares.  The receivable recorded was subsequently expensed as impaired as collection was not reasonably assured.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

China Logistics has 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A Convertible Preferred Stock in December 2007 which were issued as partial consideration in our acquisition of a 51% interest in Shandong Jiajia . On March 28, 2008 all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock; these shares were issued as partial consideration in our acquisition of a 51% interest in Shandong Jiajia as well as to finders and consultants in the transaction. On March 28, 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock.

Common Stock

During the three months ended March 31, 2008, principal shareholder and a related party, Mr. David Aubel, converted the full amount of his convertible note payable into 2,864,606 shares of common stock at $0.88 per share, for a total of $2,521,380 . The fair value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

During the three months ended March 31, 2008, the president of the company, Mr. V. Jeffery Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985. The fair value of the conversion totaled $377,811 or $0.65 per share and the excess value was treated as a capital contribution totaling $71,174.

Stock Options

A summary of the status of the stock options granted by the Company during the three months ended March 31, 2008 is as follows:

	Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000*	$0.30	2.75	$1,000,000
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2008	2,000,000	$0.30	2.75	$1,000,000

* Issued January 28, 2008, deemed effective December 31, 2007, with a fair value of $480,000 as partial consideration in the acquisition of a 51% interest in Shandong Jiajia.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the three month period ended March 31, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007 *	117,500	$9.69
Granted	--	--
Exercised	—	—
Outstanding at March 31, 2008	117500	$9.69

* Includes 110,000 common share purchase warrants, with a fair value of $396,000 expensed in 2006, to Trilogy Partners, Inc. for marketing and public relations services, which expire May 31, 2009.

NOTE 7 – RELATED PARTIES

At March 31, 2008, the Company was due $576,380 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan, which was provided in 2005, is unsecured, non-interest bearing and payable on demand.

On March 20, 2008 we converted the full amount of a convertible note - related party in the amount of $2,521,380 held by David Aubel into an aggregate of 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.

On March 20, 2008 we converted the full amount of accrued compensation in the amount of $448,985 due to V. Jeffery Harrell, our president, into 581,247 shares of the Company's common stock at an effective conversion price of $0.77 per share.

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

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31, 2008.

	Revenues	Assets
United States	$—	$359
Peoples Republic of China	6,773,213	5,360,829
	$6,773,213	$5,361,188

NOTE 9 - CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 25,000 restricted common stock shares in the acquiring entity. Additional considerations included in the stock purchase agreement required the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. Management has written off the deposit of $350,000 and the seller has agreed to forbear from any action at this time. Management anticipates, but cannot be assured that a settlement will be forthcoming and that the Company loss will consist of their forfeited deposit. On December 31, 2007, David Aubel, a principal shareholder of the Company personally guaranteed any and all liabilities resulting from the stock purchase agreement.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
MARCH 31, 2008 – Continued

NOTE 10 – SUBSEQUENT EVENT

Between April 18, 2008 and April 24, 2008, the Company completed the initial private placement of 15.113 units of its securities at an offering price of $250,000.00 per unit to approximately 32 investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4 (2) of that act. Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. The purchasers of the units are certain accredited institutional and individual investors. We received gross proceeds of $3,778,250 in this offering. We paid fees relating to the offering totaling approximately $ 419,250 and received net proceeds of approximately $3, 359,000.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in the Company's Annual Report on Form 10-K/A (Amendment No. 3), for the year ended December 31, 2007. China Logistics is on a calendar year; as such the three months period ended March 31, 2008 is our first quarter. The year ended December 31, 2007 is referred to as "2007." The year ending December 31, 2008 is referred to as "2008."

OVERVIEW

Beginning in 2003, we attempted to position ourselves within the entertainment and home broadband marketplace to develop our MediaREADY™ product line and provide products and services in the converging digital media on demand, enhanced home entertainment and emerging interactive consumer electronics markets. Due to the Company's inability to successfully penetrate these markets a diversification plan was implemented with the acquisition of Shandong Jiajia International Freight & Forwarding Co., Ltd. ("Shandong Jiajia"). Our MediaREADY product line has been suspended.

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

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel's agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel's note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. Capital One Resource Co., Ltd. is a wholly owned subsidiary of China Direct, Inc.  In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as a finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder's agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year options to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen's request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

For accounting purposes, the transaction with Shandong Jiajia was treated as a reverse acquisition with Shandong Jiajia being the accounting acquirer. As the company, then named MediaReady, Inc. was a public shell company as of December 31, 2007, the transaction date, the transaction was recorded as a capital transaction with no intangibles being recognized. All revenue and expense items reflected in this report in 2007 are those of Shandong Jiajia.

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

It should be noted, the report of our independent registered public accounting firm in connection with our annual report on Form 10-K/A (Amendment No. 3 ) for the year ended December 31, 2007 filed by us with the Securities and Exchange Commission contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following table provides certain comparative information based on our consolidated results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007,

	Three months ended March 31, 2008	Three months ended March 31, 2007	$ Change	% Change
	Restated
Net Revenues	$6,773,213	$6,218,216	$554,997	9%
Cost of Sales	6,515,730	6,380,005	135,725	2%
Gross Profit (loss)	257,483	(161,789)	419,272	259%
Total operating expenses (income)	(93,548)	148,578	(242,126)	(163%)
Income (loss) from operations	351,031	(310,367)	661,398	(213%)
Total Other income (loss)	(15,705)	(1,661)	14,044	N/M
Net Income (loss)	$100,126	$(312,548)	$412,674	(132%)

N/M – Not meaningful

OTHER KEY INDICATORS

	Three months ended March 31, 2008	Three months ended March 31, 2007
Other Key Indicators:
Cost of sales as a percentage of revenues	96%	103%
Gross profit (loss) margin	4%	(3%)
Total operating (loss) expenses as a percentage of revenues	N/M	2%

SALES

Our consolidated sales for the three months ended March 31, 2008 increased $554,997 or approximately 9% , increasing from $6,218,216 for the three months ended March 31, 2007 to $6,773,213 for the three months ended March 31, 2008.  This increase was due to an overall increase in our operational levels from an increase in demand for our services resulting in increased shipping and freight volume.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales represents the cost of cargo space obtained by Shandong Jiajia on behalf of its customers, and increased $135,725, or 2% , from $6,380,005 during the three months ended March 31, 2007 to $6,515,730 during the three months ended March 31, 2008.  Cost of sales as a percentage of sales decreased between periods, from 103% for the three months ended March 31, 2007 to 96% for the three months ended March 31, 2008.  This decrease in cost of sales as a percentage of net revenues contributed to our positive gross profit during the quarter and positive net income.  This decrease is primarily due to more efficient use of leased cargo capacity.

Consolidated gross profit increased $419,272, from a gross loss of $161,789 for the three months ended March 31, 2007 to a gross profit of $257,483 for the three months ended March 31, 2008.  Gross profit as a percentage of sales increased from a loss of 3% for the three months ended March 31, 2007 to a profit of 4% for the three months ended March 31, 2008.

TOTAL OPERATING EXPENSES

Total operating expenses includes personnel costs, administrative expenses, general office expenses, advertising costs, and professional fees; and, for the quarter ended March 31, 2008, included a recovery of bad debts of $380,978.  Overall, total operating expenses decreased $242,126 due to the isolated recovery of bad debts during the quarter.  Absent this recovery, operating expenses increased $128,852 or 93% over the comparable period of the prior year.   This increase is due the acquisition of Shandong Jiajia and resultant effect of the reverse merger.  The current period's operating expenses include expenses of MediaReady and Shandong Jiajia compared to the prior period's operating expenses that only include expenses of Shandong Jiajia.  We expect operating expenses from MediaReady to decrease during 2008 and total operating expenses as a percentage of revenues to decrease accordingly.

NET INCOME (LOSS)

As a result of favorable fluctuations in our gross profit percentage and the impact of the significant recovery of bad debt, the first quarter of 2008 showed net income of $100,126 compared to a net loss of $312,548 for the comparable period of the preceding year.  Had the Company not recorded the bad debt recovery, the quarter would have shown a loss of $94,173 before the impact of foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At March 31, 2008, the Company had cash of $1,276,113 and working capital of $545,491, components of working capital included accounts payable totaling $2,619,833 and advances from customers totaling $1,651,438; offset by cash of $1,276,113, accounts receivable of $2,569,899, amounts due from related parties of $576,380 and prepayments and other current assets of $896,381 . While subsequent to March 31, 2008, we raised approximately $3,778,250 from the 2008 unit offering, we used $2,000,000 of those proceeds to satisfy our commitments to Shandong Jiajia. The Company believes, however, that its current working capital and cash generated from operations will not be sufficient to meet the Company's cash requirements for the next year without the ability to attain profitable operations and/or obtain additional financing. The terms of the 2008 unit offering contain certain restrictive covenants which will hamper our ability to raise additional capital. If the Company is not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. There can be no assurance that the Company will be able to raise any required capital necessary to achieve its targeted growth rates and future continuance on favorable terms or at all. Our independent public accountant have included a paragraph in their report on our financial statements included in our annual report on Form 10-K/A (amendment No. 3) for the year ended December 31, 2007, stating that those financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to those financial statements, the Company had a net working capital deficiency, a stockholders' equity deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidated Statement of Cash Flows

Cash flows from operating activities

Net cash used in operating activities totaled $70,802 for the three months ended March 31, 2008 as compared to cash used of $175,668 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we used cash to fund an increase of $568,316 in prepayments and other assets, decreased accounts payable by $989,052 , and a decrease of $25,399 in foreign tax payable.  This was offset by a decrease of $901,674 in accounts receivable and an increase of $968,002 in cash advanced by customers.   These fluctuations were due in part to improved receivable collection efforts and the overall increase in sales activities between the periods.

Cash flows from financing activities

Net cash provided by financing activities for the three months ended March 31, 2008 was $136,928 primarily obtained from $148,200 in proceeds from a convertible note payable from Mr. David Aubel, a related party, offset by a $11,272 repayment of short-term financing.

Our current liabilities decreased by $3,102,307 , or approximately 39% , at March 31, 2008 from December 31, 2007; this reflects a decrease in accounts payable of $989,052 , the conversion of $446,985 in accrued compensation– related party into common stock, the conversion of $2,373,179 in a convertible note payable – related party into common stock, offset by an increase in advances from customers totaling $968,002.

The reasons for significant changes in the value of assets and liabilities between March 31, 2008 and December 31, 2007 include:

•
At March 31, 2008 we had accounts receivable of $2,569,898 compared to $3,131,831 at December 31, 2007. The decrease of $561,933 includes net collections in accounts receivable of $901,674 and bad debt recovery of $380,978. This reflects an emphasis on cash collections within our subsidiary Shandong Jiajia, which resulted in an overall reduction in the carrying amounts of accounts receivable;

•
At March 31, 2008 we had prepayments and other assets of $896,381 compared to $328,065 at December 31, 2007. Prepayments consist of shipping charges to secure cargo space with various shipping companies related to Shandong Jiajia. The $568,316 increase reflects prepayments by Shandong Jiajia to obtain cargo space and reflects on overall increase in the level of operations;

•	At March 31, 2008 we had accounts payable of $2,619,833 compared to $3,608,885 at December 31, 2007. The $989,052 decrease was related to payables satisfied by Shandong Jiajia;
•
 At March 31, 2008 accrued compensation – related party was $0 compared to $446,985 at December 31, 2007. As stipulated in our agreement with Shandong Jiajia, we converted the accrued compensation due our president into common stock on March 20, 2008;

•
On March 28, 2008, the company converted its debt of $2,521,380 to a related party, Mr. David Aubel, into  2,864,606 shares of common stock. Accordingly, no debt was reflected at March 31, 2008. As of December 31, 2007, the company carried a balance payable to Mr. Aubel of $2,373,179;

•
At March 31, 2008 we recorded advances from customers of $1,651,438 related to Shandong Jiajia as compared to $683,436 at December 31, 2007, an increase of $968,002. The advances relate to payments for contracted cargo that has not yet been shipped to the recipient. This increase reflects the overall increase in the level of operational activities between the periods. These amounts are recognized as revenue as customers take delivery of goods, in compliance with our revenue recognition policy;

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing recovery of bad debt of $380,978 for the quarter ended March 31, 2008.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense (recovery) in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the quarters ending March 31, 2008, or 2007.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

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

Stock Based Compensation

The Company accounts for stock options issues to employees in accordance with SFAS 123R, "Share-Based Payment, on Amendment of FASB Statement No. 123" ("SFAS 123R").  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  The Company adopted SFAS 123R in the second quarter of fiscal 2006.

Revenue Recognition

We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers' freight on prearranged contracted transport.

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 in our revenue recognition policy.  In general, we record revenue and related direct shipping costs when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Typically our recognition of revenue is determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper's location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper's location when the trade pricing terms are C&F (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.”

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

•	our dependence upon advisory services provided by a U.S. company due to our management's location in the PRC;
•	intense competition in the freight forwarding and logistics industries;
•	the impact of economic downturn in the PRC on our revenues from our operations in the PRC;
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

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2007 filed by us with the Securities and Exchange Commission, Part II, Item 1A - Risk Factors of this Form 10-Q/A (Amendment No. 2) and Risk Factors included in our registration statement on Form S-1 (Amendment No. 1) (File No. 333-151783) filed on January 29, 2009.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2008, the end of the period covered by this report (the "Evaluation Date").  Our management, solely being our Chief Executive Officer who also serves as our principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who also serves as our principal executive officer and principal financial officer concluded that as of March 31, 2008 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

                    Subsequent to the filing of the December 31, 2007 Form 10-K/A (Amendment No. 2) on December 24, 2008, it was further determined that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the Company; (i) properly accounted for the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia, and (ii) properly classify $64,945 in advances to related parties in the consolidated statements of cash flows, and (iii) recognize the accrual of certain professional fees totaling $141,800.

                   Further, in our March 31, 2008 interim report, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, and (iii) failed to recognize an overall accrual of $137,149 in expenses.

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our Chief Executive Officer who also serves as our principal and accounting officer is not an accountant and we have historically relied upon the services of outside accountants. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their knowledge of accounting principles generally accepted in the United States of America ("US GAAP") is limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

                Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses. We are unable at this time to predict when, if ever, we will remediate these material weaknesses.  Until such time as these remediation efforts are complete, there is a is likelihood that our financial statements in future periods will contain errors which lead to subsequent restatements.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that noted in the preceding paragraphs.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A, (Amendment No. 3 ) for the fiscal year ended December 31, 2007. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K/A.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

No.	Description
4.3	Form of warrant (incorporated herein by reference to Exhibit 4.3 filed as a part of the Company's Form 8-K filed with the Commission on April 24, 2008 (Commission File No. 000-31497)).
10.13
Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company’s Form 8-K filed with the Commission on April 24, 2008 (Commission File No. 000-31497)).

10.14
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel. (Incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

10.15
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell. (Incorporated herein by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer**
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer**

** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LOGISTICS GROUP, INC.

Date: June 16, 2009	By:	/s/ Wei Chen
Wei Chen Chief Executive Officer, principal executive officer, principal financial and accounting officer