Form 10-Q/A
period 2008-06-30
China Logistics Group Inc
filed 2009-06-16
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

- i -

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. ("we", "us", "our" or the "Company") is filing this Amendment No. 2 to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 as filed on January 12, 2009 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at June 30, 2008 and December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the three month and six month periods ended June 30, 2008 and 2007.

The June 30, 2008 and December 31, 2007 financial statements included in the Company's Form 10-Q filed on August 19, 2008, Form 10-Q/A filed January 12, 2009, Form 10-K filed on April 15, 2008, Form 10-K/A filed on May 19, 2008 and Form 10-K/A filed on December 24, 2008 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

•	the recognition of an agreement to issue 450,00 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company's acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•
the reclassification of costs totaling $10,418,000, initially incorrectly classified as an expense, fair value of equity instruments, in the consolidated statement of operations, to costs directly associated with our acquisition of a 51% interest in Shandong Jiajia;

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

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary including:

At December 31, 2007:

•
adjust the fair value of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight Forwarding Co., Ltd. accounted for as a capital transaction implemented through a reverse acquisition and

•	recognize the accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted from previous filings.

At June 30, 2008:

•	recognize the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•	correct the classification of $401,743 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.
•
recognize $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter of 2008, to a related party and significant shareholder, Mr. David Aubel, subsequently deemed uncollectable.

As a result of these corrections to our financial statements for the three and six months period ended June 30, 2008 and year ended December 31, 2007, we are filing this Amendment No. 2 to our Form 10-Q for the period ended June 30, 2008 to reflect the fair valuing of the historical financial statements at December 31, 2007 and the additional changes to our financial statements necessitated by these restatements.

The items of this Form 10-Q/A (Amendment No. 2 ) which are amended and restated as a result of the foregoing are:

•	Part I. Financial Information
•
Item 1.  Financial Statements, including consolidated balance sheets, consolidated statement of operations, consolidated cash flows, and Notes to Unaudited Consolidated Financial Statements, as well as the inclusion of a consolidated statement of stockholders' deficit,

•	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and
•	Item 4(T). Controls and Procedures.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No. 2) consist of all other Items originally contained in our Form 10-Q for the period ended June 30, 2008.  This filing supersedes in its entirety our original Form 10-Q and Form 10-Q/A (Amendment No. 1)  for the period ended June 30, 2008.

- ii -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Restated (Unaudited)	Restated
ASSETS
Current assets:
Cash	$3,435,950	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $451,848 and $794,715 at June 30, 2008 and December 31, 2007, respectively	2,342,814	3,131,831
Accounts receivable - related party	__	7,000
Due from related parties	453,636	511,435
Prepayments and other current assets	967,304	328,065
Total current assets	7,199,704	5,099,936
Property and equipment, net	40,000	42,336
Total assets	$7,239,704	$5,142,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$12,633
Accounts payable - trade	900,556	3,608,885
Accrued consulting fees	50,082	—
Accrued compensation - related party	—	446,985
Other accruals and other current liabilities	233,230	485,101
Convertible note payable - related party	—	2,373,179
Advances from customers	1,610,211	683,436
Due to related parties	174,075	229,252
Foreign tax payable	79,247	36,117
Total current liabilities	3,047,401	7,875,588
Minority interest	1,006,221	601,028
Stockholders' equity (deficit):
Series A convertible Preferred stock - $.001 par value; 10,000,000 shares and 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; -0- shares and 1,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	1,000
Series B convertible Preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares and 1,295,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value; 500,000,000 shares and 200,000,000 shares authorized at June 30, 2008 and December 31, 2007; 34,508,203 and 4,999,350 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	34,508	4,999
Additional paid-in capital (deficit)	3,572,042	(2,729,846)
Retained earnings (deficit)	(242,375)	(385,402)
Accumulated other comprehensive loss	(178,543)	(226,390)
Total stockholders' equity (deficit)	3,186,082	(3,334,344)
Total liabilities and stockholders' equity (deficit)	$7,239,704	$5,142,272

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Restated		Restated
Sales	$8,018,987	$7,575,454	$14,792,200	$13,793,670
Cost of sales	7,562,001	7,523,179	14,077,731	13,903,184
Gross profit	456,986	52,275	714,469	(109,514)
Operating expenses:
Selling, general and administrative	144,644	139,176	427,849	283,190
Depreciation and amortization	3,935	4,563	8,160	9,127
Recovery of bad debt, net	(20,765)	-	(401,743)	-
Total operating expenses	127,814	143,739	34,266	292,317
Operating income (loss)	329,172	(91,464)	680,203	(401,831)
Other income (expense)
Realized exchange gain (loss)	4,135	-	(12,407)	-
Non-operating bad debt	(87,221)	-	(87,221)	-
Interest expense - related party	(1,504)	(476)	(667)	(2,137)
Total other income (expense)	(84,590)	(476)	(100,295)	(2,137)

Income (loss) before income taxes and minority interests	244,582	(91,940)	579,908	(403,968)
Foreign tax	69,870	8,045	77,658	8,565

Income (loss) before minority interest	174,712	(99,985)	502,250	(412,533)
Minority interest in income of consolidated subsidiary	131,811	-	359,223	-
Net income (loss)	42,901	(99,985)	143,027	(412,533)
Other comprehensive income:
Foreign currency translation adjustment	35,954	43,380	47,847	66,701
Comprehensive income (loss)	$78,855	$(56,605)	$190,874	$(345,832)
Earnings (loss) per share:
Basic	$0.00	$(0.03)	$0.01	$(0.14)
Diluted	$0.00	$(0.03)	$0.00	$(0.14)
Basic weighted average shares outstanding	31,931,829	3,326,263	19,053,778	3,051,170
Diluted weighted average shares outstanding	47,635,943	3,326,263	34,596,664	3,051,170

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 (UNAUDITED)

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/Loss	Total
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$(2,729,846)	$(385,402)	$(226,390)	$(3,334,344)
Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,515	-	-	2,521,380
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,074	-	-	3,359,187
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	47,847	47,847
Net income for the period	-	-	-	-	-	-	-	143,027	-	143,027
Balance June 30, 2008	-	$-	450,000	$450	34,508,203	$34,508	$3,572,042	$(242,375)	$(178,543)	$3,186,082

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:	Restated
Net income (loss)	$143,027	$(412,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,160	9,127
Minority interest in income of consolidated subsidiary	359,223	-
Bad debt recovery	(401,743)	-
Amortization of deferred cost	5,450	-
Change in assets and liabilities
Decrease in accounts receivable	1,190,760	310,519
Decrease in accounts receivable - related party	7,000	282,559
Increase in inventories	-	(10,210)
(Increase) in prepayments and other current assets	(639,239)	(346,231)
Increase (decrease) in accounts payable	(2,708,329)	(95,284)
Increase in accrued consulting fee	50,082	-
Increase in advances from customers	926,775	-
Increase in foreign tax payable	43,131	(2,911)
Decrease in other accruals and other current liabilities	(251,871)	134,792
Net cash used in operating activities	(1,267,574)	(130,172)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,824)	(918)
Net cash used in investing activities	(5,824)	(918)

Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	-
Proceeds from loans payable - shareholder	2,622	-
Proceeds from 2008 unit offering private placement	3,778,250	-
2008 unit offering expenses	(419,063)	-
Repayment of short-term debt	(12,633)	-
Net cash provided by financing activities	3,497,376	-
Net increase (decrease) in cash	2,223,978	(131,090)
Foreign currency translation adjustment	90,367	16,669
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$3,435,950	$708,487
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$34,524	$11,476
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,380	$--
Accrued compensation converted to common stock - related party	$448,985	$--
See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
June 30, 2008

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

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume contingent liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel's agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition the acquisition agreement contemplated that the accrued compensation and convertible note payable-related party included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).  At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, respectively, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,379 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,379 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The June 30, 2008 and December 31, 2007 financial statements included in the Company's Form 10-Q filed on August 19, 2008, Form 10-Q/A filed January 12, 2009, Form 10-K filed on April 15, 2008, Form 10-K/A filed on May 19, 2008 and Form 10-K/A filed on December 24, 2008 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

•	the recognition of an agreement to issue 450,00 shares of Series B preferred stock with a fair value of $3,780,000;
•	the recognition of the Company's acquisition of a 51% interest in Shandong Jiajia as a capital transaction implemented through reverse acquisition accounting;
•
the reclassification of costs totaling $10,418,000, initially incorrectly classified as an expense, fair value of equity instruments, in the consolidated statement of operations, to costs directly associated with our acquisition of a 51% interest in Shandong Jiajia;

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

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary including:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

At December 31, 2007:

•
adjust the fair value of assets and liabilities of the accounting acquire (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia accounted for as a capital transaction implemented through a reverse acquisition;

•	recognize the accrual of certain professional fees, totaling $141,800 in expense, which were erroneously omitted from previous filings.

At June 30, 2008:

•	recognize the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•	correct the classification of $401,743 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.
•
recognize $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter of 2008, to a related party and significant shareholder, Mr. David Aubel, subsequently deemed uncollectable.

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

Components of this restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:
		Adjustment
	As Filed	To Restate		Restated
Accounts receivable – related party	$160,350	$(153,350)	(a)	$7,000
Deferred expenses	5,450	(5,450)		-
Prepaids and other current assets	338,895	(10,830)		328,065
Property and equipment, net	46,622	(4,286)		42,336
Deposits	12,000	(12,000)		-
	$563,317	$(185,916)		$377,401

Accounts payable	$4,444,825	$(835,940)	(b)	$3,608,885
Other accruals and current liabilities	343,301	141,800	(c)	485,101
Minority interest	670,510	(69,482)	(d)	601,028
Additional paid-in capital (deficit)	(3,379,049)	649,203		(2,729,846)
Accumulated deficit	(313,084)	(72,318)		(385,402)
	$1,766,503	$(186,737)		$1,579,766

(a)	Reflects fair value adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.
(b)	Reflects fair value adjustment including of $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.
(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia.
(d)	Reflects the effect on minority interest of $141,800 in professional fees recognized by Shandong Jiajia.

For the year ended December 31, 2007, the Company had erroneously failed to accrue for certain professional fees totaling $141,800.  The financial statements for the year ended December 31, 2007 have been restated to recognize this expense.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:
		Adjustment
	As Filed	To Restate	Restated
Other accruals and current liabilities	$343,301	$141,800	$485,101

Accumulated deficit	$(313,084)	$(141,800)	$(454,884)
Minority interest component		69,482	69,482
	$(313,084)	$(72,318)	$(385,402)

Balance sheet data as of June 30, 2008:
		Adjustment
	As Filed	To Restate		Restated
Retained earnings (deficit)	$519,766	$157,332	(a)	$677,098
Depreciation and amortization		4,286	(b)	4,286
Recovery of bad debt, net		401,743	(c)	401,743
Recovery of bad debt, net		(401,743)	(c)	(401,743)
Forgiveness of debt		(764,220)	(d)	(764,220)
Non-operating bad debt		(87,221)	(e)	(87,221)
Adjustment at December 31, 2007		(72,318)	(f)	(72,318)
	$519,766	$(762,141)		$(242,375)

(a)
To recognize reduction in bad debt expense initially recognized in the second quarter of 2008, subsequently restated and recognized as part of the fair value adjustments to the assets of the accounting acquiree at December 31, 2007.

(b)	To record reduction in amortization of deferred costs and depreciation expense initially recorded due to fair value adjustment of related assets at December 31, 2007.
(c)	To restate classification of the recovery of bad debt from other income (expense) to operating expenses.
(d)
To eliminate income from forgiveness of debt initially recognized in the second quarter of 2008, subsequently restated and recognized as part of the fair value adjustment of the accounting acquiree at December 31, 2007.

(e)
To record $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter of 2008 to a significant share holder and related party, Mr. David Aubel, subsequently deemed uncollectable.

(f)	To record adjustment at December 31, 2007, net of minority interest component, as detailed above.

Consolidated statements of operations for the three months ended June 30, 2008
		Adjustment
	As Filed	To Restate		Restated
Operating expenses:
Selling, General and Administrative expenses	$184,135	$(39,491)		$144,644
Depreciation and Amortization		(2,472)	(b)	3,935
Recovery of bad debt, net	6,407	(20,765)	(c)	(20,765)
Total operating expenses	$190,542	$(62,728)		$127,814

Other Income (expense)
Realized exchange gain (loss)	$4,135	$-		$4,135
Forgiveness of debt	764,220	(764,220)	(d)	-
Recovery of bad debt	20,765	(20,765)	(c)	-
Non-operating bad debt		(87,221)	(e)	(87,221)
Interest expenses- related party	(1,504)			(1,504)
Total other income (expense)	$787,616	$(872,206)		$(84,590)

Earnings Per Share:
Basic	$0.05	$(0.05)		$0.00
Diluted	$0.02	$(0.02)		$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

Consolidated statements of operations for the six months ended June 30, 2008
		Adjustment
	As Filed	To Restate		Restated
Operating expenses:
Selling, General and Administrative expenses	$585,181	$(157,332)	(a)	$427,849
Depreciation and Amortization	12,446	(4,286)	(b)	8,160
Recovery of bad debt, net	-	(401,743)	(c)	(401,743)
Total operating expenses	$597,627	$(563,361)		$34,266

Other Income (expense)
Realized exchange gain (loss)	$(12,407)	$-		$(12,407)
Forgiveness of debt	764,220	(764,220)	(d)	_
Recovery of bad debt	401,743	(401,743)	(c)
Non-operating bad debt	_	(87,221)	(e)	(87,221)
Interest expenses- related party	$(667)	$		(667)
Total other income (expense)	$1,152,889	$(1,253,184)		$(100,295)

Earnings Per Share:
Basic	$0.04	$(0.03)		$0.01
Diluted	$0.03	$(0.03)		$0.00

(a)
To recognize reduction in bad debt expense initially recognized in the second quarter of 2008, subsequently restated as part of the fair value adjustments to the assets of the accounting acquiree at December 31, 2007.

(b)	To record reduction in amortization of deferred costs and depreciation expense initially recorded due to fair value adjustment of related assets at December 31, 2007.
(c)	To restate classification of the recovery of bad debt from other income (expense) to operating expenses.
(d)
To eliminate income from forgiveness of debt initially recognized in the second quarter of 2008, subsequently restated and recognized as part of the fair value adjustment of the accounting acquiree at December 31, 2007.

(e)
To record $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter of 2008 to a significant share holder and related party, Mr. David Aubel, subsequently deemed uncollectable.

At June 30, 2008, the Company had erroneously classified $20,765 and $401,743 for three months ended and six months ended June 30, 2008, respectively, in recovery of bad debts as a non-operating item under other income (expense). This figure, as may be adjusted for current bad debt provisions and recoveries, is now classified as a component of operating expenses. As a result of this reclassification, total operating expense now totals $127,814 and $34,266 for the three months and six months ended June 30, 2008. This restatement had no impact on our consolidated balance sheets, net income or earnings per share for the three month or six month periods ended June 30, 2008.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three-month and six-month periods ended June 30, 2008 and 2007, as amended, have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from the Company's Form 10-K/A,  (Amendment No. 3 ), for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

All share and per share information contained in this report gives retroactive effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While the Company believes that the disclosures presented are adequate to keep the information from being misleading, it is suggested that these accompanying financial statements be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 2007, included in the Company's Form 10-K/A, (Amendment No. 3 ), as amended, for the year then ended.

Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008. It should be noted, six month period ended June 30, 2008 include s a one-time item, specifically the recovery of bad debts previously considered uncollectable, which materially improved the Company's earnings for the six months ended June 30, 2008 and eliminated  what would have been an operating loss for that period .

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing a recovery of bad debt of $401,743 for the period ended June 30, 2008.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the years ended December 31, 2007 and 2006.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes of our Form 10-K for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

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

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard ("SFAS") No. 128 "Earnings per share ".

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 "SFAS 159".  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities , to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03 -6-1 as well as the impact of the adoption on our consolidated financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis.  It should be noted that while our operations reflected profit for the three month and six month periods ended June 30, 2008 the entire amount of profit resulted from a one-time transaction, the recovery of $401,743 in bad debts previously recognized as uncollectable. Additionally, the Company had working capital totaling $ 4,152,303 at June 30, 2008, and cash used in operating activities for the six month period ending June 30, 2008 of $1,267,574 . Our  ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

NOTE 5 – EARNINGS (LOSS) PER SHARE

Under the provisions of SFAS 128, Earnings Per Share, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:	Restated		Restated
Net income (loss) applicable to common stockholders (A)	$42,901	$(99,985)	$143,027	$(412,533)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	31,931,829	3,326,263	19,053,778	3,051,170
Denominator for diluted earnings per share
Treasury Stock Method
Options	1,182,116	-	568,387	-
Warrants	10,021,998	-	5,300,323	-
Series B Preferred - unconverted	4,500,000	-	4,500,000	-
Series A and B Preferred	-	-	5,174,176	-
	15,704,114	-	15,542,886	-
Denominator for diluted
earnings per share-
adjusted weighted average shares outstanding (C)	47,635,943	3,326,263	34,596,664	3,051,170
Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.00	$(0.03)	$0.01	$(0.14)
Earnings per share- diluted (A)/(C)	$0.00	$(0.03)	$0.00	$(0.14)

    For all periods presented there were 117,500 common stock purchase warrants outstanding which could potentially dilute future earnings but were not reflected as they are anti-dilutive.  In addition the presentation for the three months and six month periods ended June 30, 2007 do not include 2,000,000 shares issuable upon the exercise of warrants, 1,000,000 shares of Series A Convertible Preferred Stock, convertible into 2,500,000 shares of common stock, and 120,000 shares of Series B Convertible Preferred Stock, convertible into 1,200,000 shares of common stock issued to the owners of Shandong Jiajia at December 31, 2007 in connection with the acquisition of 51% interest in Shandong Jiajia as their inclusion would be anti-dilutive.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

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

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for three years ended December 31, 2007and six month period ended June 30, 2008 is as follows:

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

NOTE 7 – STOCKHOLDERS' EQUITY

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

We agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants, for a total of $1,597,000 which would be payable to the investors of the April 2008 Unit Offering on a pro-rata basis based on their individual investment . While we filed the registration statement prior to 60 days from the closing date, we are unable to predict if the registration statement will be declared effective within 180 days of the closing date, April 24, 2008.  The transaction documents also provide for the payment of liquidated damages to the investors if we should fail to be a current reporting issuer and/or to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the Class A and B warrants.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

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

Preferred Stock

    China Logistics has 10,000,000 shares of preferred stock, par value $.001, authorized of which we designated 1,000,000 as our Series A Convertible Preferred Stock in December 2007 which were issued as partial consideration in our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 all 1,000,000 shares of our Series A Convertible Preferred Stock were converted into 2,500,000 shares of our common stock.

    In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock, these shares were issued as partial consideration in our acquisition of a 51% interest in Shandong Jiajia as well as to finders and consultants in the transaction. On March 28, 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock.

Common Stock

On March 20, 2008 a principal shareholder of our company and related party, Mr. David Aubel, converted the full amount of a $ 2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then president and CEO and a principal shareholder of our company,  Mr. V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

A summary of common shares issued during the six month period ended June 30, 2008 is as follows:

Shares

Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A convertible preferred stock	2,500,000
Conversion of 845,000 shares of Series B convertible preferred stock	8,450,000
2008 Unit offering	15,113,000
29,508,853

Common Stock Options

A summary of our stock options activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000 *	$0.30	2.5	$400,000
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2008	2,000,000	$0.30	2.5	$400,000

* Issued January 28, 2008, deemed effective December 31, 2007, with a fair value of $480,000 as partial consideration in the acquisition of a 51% interest in Shandong Jiajia. The options are exercisable for three years from grant at $0.30 per share.

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month period ended June 30, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007 (1)	117,500	$9.69
Granted (2)	31,558,500	0.42
Exercised	—	—
Outstanding at June 30, 2008	31,676,000	$0.46

(1)	Includes 110,000 common share purchase warrants, with a fair value of $396,000 expensed in 2006, issued to Trilogy Partners, Inc. for marketing and public relations services which expire May 31, 2009.
(2)	Issued in connection with our 2008 Unit Offering completed in April, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
June 30, 2008

NOTE 8 – RELATED PARTIES

On March 20, 2008, our then president and CEO, V. Jeffrey Harrell, converted the full amount due him in accrued compensation into 581,247 shares of common stock, at 0.77 per share, totaling $448,985. The fair value of shares issued totaled $377,811 or $0.65 per share. The difference of $71,174 was treated as a contribution to capital.

On March 20, 2008 a principal shareholder of our Company, David Aubel, converted the full amount of his $ 2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share. The fair value of the conversion totaled $1,861,994 or $0.65 per share and the excess value was treated as a capital contribution totaling $659,385.

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

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the six months ended June 30, 2008.

	Revenues	Assets
		Restated
United States	$—	$558,745
People's Republic of China	14,792,200	6,680,959
	$14,792,200	$7,239,704

NOTE 10 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) the Company entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for the Company to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 25,000 shares of the Company’s restricted common stock. Additional consideration included in the stock purchase agreement required the Company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. The Company, at the time of closing, gave its initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. The Company has expensed the initial deposit of $350,000 and is in discussions with the seller regarding a possible settlement of its claim in connection with the termination of this agreement. The Company is also seeking indemnification from Mr. David Aubel in connection with his agreement to guarantee any and all liabilities resulting from this transaction. The Company anticipates, but cannot be assured that a settlement will be forthcoming and is unable to ascertain its potential loss exposure at this time.

In connection with our April 2008 Unit Offering, we agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants, for a total of $1,597,000 which would be payable to the investors of the April 2008 Unit Offering on a pro-rata basis based on their individual investment. While we filed the registration statement prior to 60 days from the closing date, we are unable to predict if the registration statement will be declared effective within 180 days of the closing date, April 24, 2008.

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

China Logistics is on a calendar year; as such the three months period ending June 30, 2008 is our second quarter. The year ended December 31, 2007 is referred to as "2007" and the year ended December 31, 2008 is referred to as "2008".

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

RESULTS OF OPERATIONS

The following tables provides certain comparative information based on our consolidated results of operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, and for the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

	Six months ended June 30, 2008	Six months ended June 30, 2007	$ Change	% Change
	Restated
Net Revenues	$14,792,200	$13,793,670	$998,530	7%
Cost of Sales	14,077,731	13,903,184	174,547	1%
Gross Profit (Loss)	714,469	(109,514)	823,983	752%
Total Operating Expenses	34,266	292,317	(258,051)	(88%)
Income (Loss) from Operations	680,203	(401,831)	1,082,034	269%
Total Other Income (Expense)	(100,295)	(2,137)	102,432	N/M
Net Income (Loss)	$143,027	$(412,533)	$555,560	(135%)

	Three months ended June 30, 2008	Three months ended June 30, 2007	$ Change	% Change
	Restated
Net Revenues	$8,018,987	$7,575,454	$443,533	6%
Cost of Sales	7,562,001	7,523,179	38,822	1%
Gross Profit	456,986	52,275	404,711	774%
Total Operating Expenses	127,814	143,739	(15,925)	(11%)
Income (Loss) from Operations	329,172	(91,464)	420,636	459%
Total Other Income (Expense)	(84,590)	(476)	(84,114)	N/M
Net Income (Loss)	$42,901	$(99,985)	$142,886	142%

N/M: Not Meaningful

OTHER KEY INDICATORS

	Six months ended June 30, 2008	Six months ended June 30, 2007
	Restated
Other Key Indicators:
Cost of Sales as a percentage of Revenues	95%	101%
Gross Profit Margin	5%	(1%)
Total Operating Expenses as a percentage of Revenues	0%	2%

	Three months ended June 30, 2008	Three months ended June 30, 2007
	Restated
Other Key Indicators:
Cost of Sales as a percentage of Revenues	94%	99%
Gross Profit Margin	6%	1%
Total Operating Expenses as a percentage of Revenues	2%	2%

SALES

Our consolidated sales for the six months ended June 30, 2008 increased $998,530 or approximately 7%, increasing from $13,793,670 for the six months ending June 30, 2007 to $14,792,200 for the six months ending June 30, 2008.

Our consolidated sales for the three months ended June 30, 2008 were up $443,533 or approximately 6%, increasing from $7,575,454 for the three months ending June 30, 2007 to $8,018,987 for the three months ending June 30, 2008.

These increases, for both the six months and three months ended June 30, 2008, are due in large part to an expansion in operations made possible and funded through our 2008 Unit Offering completed in April 2008 with net proceeds of approximately $3,360,000.  The 2008 Unit Offering is discussed in more detail in Part II, Item 2.

COST OF SALES AND GROSS PROFIT

Our consolidated cost of sales increased $174,547, or 1%, from $13,903,184 during the six months ended June 30, 2007 to $14,077,731 during the six months ended June 30, 2008.  Cost of sales as a percentage of sales decreased between periods, from 101% for the six months ended June 30, 2007 to 95% for the six months ended June 30, 2008.  This decrease in cost of sales as a percentage of sales was primarily due to the more efficient purchases and utilization of third party shipping resources coupled with the overall increase in our level of sales activity between the periods and accounted for our positive gross profit during the current year.

Consolidated cost of sales increased $38,822, or 1%, from $7,523,179 during the three months ended June 30, 2007 to $7,562,001 during the three months ended June 30, 2008.  Cost of sales as a percentage of sales decreased between periods, from 99% for the three months ended June 30, 2007 to 94% for the three months ended June 30, 2008. As with the six month figure, this improvement reflects more efficient utilization of contracted third party shipping resources.

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

TOTAL OPERATING EXPENSES

Operating expenses, consisting primarily of selling, general administrative expense, and depreciation expense; and, for the first half of 2008, included a recovery of bad debts of $401,743.  Overall, total operating expenses decreased $258,051 for the six months ended June 30, 2008 compared to the same period in 2007 due to the isolated recovery of bad debts of $401,743.  Absent this recovery, operating expenses actually increased $143,692 or 49% over the same period of the previous year.  All of the increase was attributable to operating costs of $144,946 incurred by the parent company, formerly MediaReady, Inc. not included in the prior year.

Total operating expenses decreased $15,925, or 11% , from $143,739 for the three months ended June 30, 2007 to $ 127,814 for the three months ended June 30, 2008. Operating expense as a percentage of sales remained consistent at 2% for both periods.

 The current period's operating expenses for both the three month and six month periods ended June 30, 2008 include expenses of MediaReady and Shandong Jiajia compared to the prior period's operating expenses that only include expenses of Shandong Jiajia. We expect operating expenses from MediaReady to decrease during the current fiscal year and total operating expenses to decrease accordingly. Operating expenses did not fluctuate significantly for the comparative three month periods due in part to the reduction in personnel cost at our MediaReady operations, the remaining operating expenses at our Shandong Jiajia operations remain relatively consistent at 2% of consolidated sales.

TOTAL OTHER EXPENSE

Total other expense increased $98,158 from $2,137 for the six months ended June 30, 2007 to $100,295, for the six months ended June 30, 2008. This increase was attributable to the recognition in the second quarter of a non-operating bad debt of $87,221 resulting from an advance to a major shareholder and related party, Mr. David Aubel, deemed uncollectible.

Total other expense increased $84,114 from $476 for the three months ended June 30, 2007 to $84,590, for the three months ended June 30, 2008. This increase was also primarily attributable to the non-operating bad debt expense discussed above offset by a $4,135 realized foreign currency exchange gain.

NET INCOME (LOSS)

As a result of favorable fluctuations in our gross profit margins for both the six month and three month periods ended June 30, 2008 over the comparable periods of the preceding year and the impact of the significant recovery of bad debts recognized, we recognized net income of $143,027 compared to a net loss of $412,533 for the six month periods ended June 30, 2008 and 2007, respectively.  These same factors accounted for the net income of $42,901 recognized for the second quarter 2008 compared to a loss of $99,985 for the second quarter 2007.  Absent the isolated recovery of bad debts of $401,743 recognized during 2008, we would have recognized a loss for the six months ended June 30, 2008, net of minority interest, of approximately $62,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008 our working capital was $ 4,152,303 as compared to a working capital deficit of $ 2,775,652 at December 31, 2007.  This significant increase in working capital was attributable primarily to the completion of our private placement of units consisting of common shares and warrants completed in April 2008 with net proceeds of approximately $3.3 million

While in April 2008, we raised approximately $3.3 million in net proceeds from our 2008 unit offering, approximately $2, 5 00,000 was utilized to satisfy our commitments to Shandong Jiajia and approximately $140,000 was used to reduce certain payables. We believe our current level of working capital and cash generated from operations will not be sufficient to meet our cash requirements for the next year without the ability to attain profitable operations and/or obtain additional financing.

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

As of June 30, 2008, we had $3,435,950 in unrestricted cash and  a retained deficit since inception of $ 242,375 .

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

Trade accounts payable declined substantially at June 30, 2008 from our year end balances. This decline, totaling approximately $ 2.7 million, was due in large  part from satisfaction of obligations using funds made available from our April 2008 unit offering.

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

Typically we recognize revenue when the payment terms are as follows:

•	When the merchandise departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or C&F (cost and freight) basis, or
•	When the merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

Cash used from operating activities totaled $ 1,267,574 for the six months ended June 30, 2008 compared to cash used in operating activities of $130,172 for the six months ended June 30, 2007.  This sharp increase in cash used was facilitated through the April 2008 equity placement and included a sharp reduction in accounts payable of approximately $2. 7 million with an increase in prepayments and other assets of approximately $ 639,000 .  The largest sources of cash from operating activities included a $ 1,190,760 decrease in accounts receivable, and a $926,775 from an increase in advances from customers.

We were provided $ 3,497,376 from financing activities during the period; the majority of cash was provided from the proceeds from the 2008 unit offering private placement of $3,778,250 less expenses of $ 419,063 , these proceeds were supplemented by $148,200 which was provided from proceeds from a convertible note payable to Mr. David Aubel, a related party.

Due from/to Related Parties

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing recovery of bad debt of $401,743 for the period ended June 30, 2008.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the years ended December 31, 2007 and 2006.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes of our Form 10-K for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

A summary of significant accounting policies is included in Note 3 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of June 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity?痵 financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03 -6-1 as well as the impact of the adoption on our consolidated financial statements.

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

These factors are discussed in greater detail under Item 1. Description of Business--Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2007 and Risk Factors included in our registration statement on Form S-1(File No. 333-151783) filed on June 19, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2008, the end of the period covered by this report (the "Evaluation Date").  Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who also serves as our principal executive officer and principal financial officer concluded that as of June 30, 2008 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Further, in our June 30, 2008 interim report, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, and failed to recognize a non-operating bad debt to a related party and significant shareholder of $87,222.

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our Chief Executive Officer who also serves as our principal financial and accounting officer is not an accountant and we have historically relied upon the services of outside accountants. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their knowledge of accounting principles generally accepted in the United States of America ("US GAAP") is limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

Once fully implemented, management believes that these new policies and procedures will be effective in remediating the identified material weaknesses.  We are unable at this time to predict when, if ever, we will remediate these material weaknesses.  Until such time as these remediation efforts are complete, there is a likelihood that our financial statements in future periods will contain errors which lead to subsequent restatements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that noted in the preceding paragraphs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A (Amendment No. 3) for the fiscal year ended December 31, 2007 and Risk Factors included in our registration statement on Form S-1 (Amendment No. 1) (File No. 333-151783) filed on January 29, 2009 and any amendments to these documents. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K/A or registration statement on Form S-1/ A .

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

10.14
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel. (Incorporated herin by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

10.15
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell. (Incorporated herin by reference to Exhibit 10.14 filed as part of the Company's Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

10.16
Lease Agreement between Shandong Jiajia International Freight & Forwarding Co., Ltd and Mr. Wei Chen dated June 1, 2008. (Incorporated herein by reference to Exhibit 10.16 filed as part of the Company's Form 10-Q/A (Amendment No. 1) filed with the Securities and Exchange Commission on January 12, 2009, Commission File No. 000-31497)

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

Date: June 16 , 2009

CHINA LOGISTICS GROUP, INC.

By:	/s/ Wei Chen
Wei Chen
Chief Executive Officer, principal executive officer, principal financial and accounting officer