Form 10-Q/A
period 2008-09-30
China Logistics Group Inc
filed 2009-06-16
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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
☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date,  34,508,203 shares of common stock are issued and outstanding as of December 19, 2008.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

   All share and per share information contained in this report gives retro-active effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

- i -

EXPLANATORY PARAGRAPH

China Logistics Group, Inc. ("we", "us", "our" or the "Company") is filing this Amendment No. 1 to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 as filed on December 22, 2008.  This amendment is being made to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at September 30, 2008 and December 31, 2007 and our consolidate statement of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the three month and nine month period ended September 30, 2008 and 2007.

The December 31, 2007 financial statements included in the Company's Form 10-Q filed on December 22, 2008, Form 10-K filed on April 15, 2008, and Form 10-K/A filed on May 19, 2008 and Form 10-K/A filed on December 24, 2008 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

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

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that an amendment to September 31, 2008 financial statements and further amendments to the December 31, 2007 financial statements included in the Company's Form 10-Q filed on December 22, 2008 were necessary including:

At December 31, 2007:

•
the adjustment to the fair value of assets and liabilities of the accounting acquire (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight Forwarding Co., Ltd. accounted for as a capital transaction implemented through a reverse acquisition

•	the recognition of $87,221 in non-operating bad debt resulting from a cash advance in the second quarter 2008, to a related party, subsequently deemed uncollectable, and
•	the recognition of an accrual of certain professional fees, totaling $141,800 in expenses, which were erroneously omitted from previous filings.

At September 31, 2008:

•	the recognition of the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•
the correction of the classification in the consolidated statements of cash flows of $75,169 in advances to related parties from cash flows from operating activities to cash flows from investing activities, and

•	the correction of the classification of $397,309 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income.
•	the recognition of an accrued loss of $1,597,000 due under the registration payment agreement entered into in connection with the Company's financing completed in April 2008.

As a result of these corrections to our financial statements for the three and nine months ended September 30, 2008 and the year ended December 31, 2007, we are filing this amendment to our Form 10-Q for the period ended September 30, 2008.

The items of this Form 10-Q/A (Amendment No. 1) which are amended and restated as a result of the foregoing are:

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

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A consist of all other Items originally contained in our Form 10-Q for the period ended September 31, 2008.  This filing supersedes in its entirety our original Form 10-Q for the period ended September 30, 2008.

- ii -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Restated (Unaudited)	Restated
ASSETS
Current assets:
Cash	$3,871,973	$1,121,605
Accounts receivable, net of allowance for doubtful accounts of $451,848 and $794,715 at September 30, 2008 and December 31, 2007, respectively	3,784,505	3,131,831
Accounts receivable - related party	__	7,000
Due from related parties	484,915	511,435
Prepayments and other current assets	737,401	328,065
Total current assets	8,878,794	5,099,936
Property and equipment, net	49,927	42,336
Total assets	$8,928,721	$5,142,272

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$—	$12,633
Accounts payable - trade	1,877,707	3,608,885
Accrued registration agreement penalty	1,597,000	-
Accrued compensation - related party	—	446,985
Other accruals and current liabilities	667,827	485,101
Convertible note payable - related party	—	2,373,179
Advances from customers	1,600,592	683,436
Due to related parties	154,083	229,252
Foreign tax payable	173,053	36,117
Total current liabilities	6,070,262	7,875,588
Minority interest	1,269,338	601,028
Stockholders' equity (deficit):
Series A convertible preferred stock - $.001 par value, 10,000,000 and 5,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively ; -0- shares and 1,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	1,000
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares and 1,295,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	450	1,295
Common stock - $.001 par value, 500,000,000 and 200,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 34,508,203 and 4,999,350 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	34,508	4,999
Additional paid-in capital (deficit)	3,572,042	(2,729,846)
Accumulated retained earnings (deficit)	(1,864,728)	(385,402)
Accumulated other comprehensive loss	(153,151)	(226,390)
Total stockholders' equity (deficit)	1,589,121	(3,334,344)
Total liabilities and stockholders' equity (deficit)	$8,928,721	$5,142,272
See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	Restated		Restated
Sales	$12,961,259	$10,781,536	$27,753,459	$24,575,206
Cost of sales	12,072,099	9,681,560	26,149,830	23,584,744
Gross profit	889,160	1,099,976	1,603,629	990,462
Operating expenses:
Selling, general and administrative	528,769	155,153	956,618	438,343
Depreciation and amortization	4,814	4,563	12,974	13,690
Recovery of bad debts, net	4,434	-	(397,309)	-
Total operating expenses	538,017	159,716	572,283	452,033
Operating Income	351,143	940,260	1,031,346	538,429
Other income (expense)
Realized exchange gain	37,648	-	25,241	-
Non-operating bad debt	-	-	(87,221)	-
Registration agreement penalty	(1,597,000)	-	(1,597,000)	-
Interest income (expense)	(43,608)	(8,443)	(44,275)	10,580
Total other income (expense)	(1,602,960)	(8,443)	(1,703,255)	10,580

Income (loss) before income taxes and minority interests	(1,251,817)	931,817	(671,909)	549,009
Foreign tax	131,816	17,311	209,474	47,036
Income (loss) before minority interest	(1,383,633)	914,506	(881,383)	501,973
Minority interest in income of consolidated subsidiaries	238,720		597,943	-
Net income (loss)	(1,622,353)	914,506	(1,479,326)	501,973
Other comprehensive income:
Foreign currency translation adjustment	25,392	1,850	73,239	5,549
Comprehensive income (loss)	$(1,596,961)	$916,356	$(1,406,087)	$507,522
Earnings (losses) per share:
Basic	$(0.05)	$0.23	$(0.06)	$0.16
Diluted	$(0.05)	$0.09	$(0.06)	$0.06
Basic weighted average shares outstanding	34,508,203	3,989,874	24,242,855	3,228,230
Diluted weighted average shares outstanding	34,508,203	9,689,874	24,242,855	8,928,230
See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/Loss	Total
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$(2,729,846)	$(385,402)	$(226,390)	$(3,334,344)
Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,515	-	-	2,521,380
Conversion of Series A preferred stock to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-
Conversion of Series B preferred stock to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985
2008 Unit Offering	-	-	-	-	15,113,000	15,113	3,344,074	-	-	3,359,187
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	73,239	73,239
Net loss for the period	-	-	-	-	-	-	-	(1,479,326)	-	(1,479,326)
Balance September 30, 2008	-	$-	450,000	$450	34,508,203	$34,508	$3,572,042	$(1,864,728)	$(153,151)	$1,589,121

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:	Restated
Net (loss) income	$(1,479,326)	$501,973
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,974	13,690
Minority interest in income of consolidated subsidiaries	597,943	-
Bad debt expense (recovery of bad debt)	(397,309)	67,584
Change in assets and liabilities
Increase in accounts receivable	(255,365)	(598,560)
Decrease in accounts receivable - related party	7,000	--
Increase in prepayments and other current assets	(409,336)	(54,258)
Decrease in deposit	-	2,700
Increase in accrued registration agreement penalty	1,597,000	--
Decrease in accounts payable	(1,731,178)	(599,948)
Increase in accrued advances from customers	917,156	625,669
Increase in foreign tax payable	136,936	12,818
Increase in other accruals and current liabilities	181,726	(3,232)
Net cash used in operating activities	(821,779)	(31,564)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,646)	(7,301)
Decrease in due from related parties	26,520	--
Decrease in due to related parties	(75,169)	(53,060)
Net cash used in investing activities	(74,295)	(60,361)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	148,200	--
Proceeds from 2008 unit offering private placement	3,778,250	--
2008 unit offering private placement expenses	(420,863)	--
Repayment of short-term debt	(12,633)	--
Net cash provided by financing activities	3,492,954	--
Net increase (decrease) in cash	2,596,880	(91,925)
Foreign currency translation adjustment	153,488	6,791
Cash at beginning of year	1,121,605	822,908
Cash at end of period	$3,871,973	$737,774
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$34,524	$13,058
Non-cash movements affecting investing and financing transactions:
Convertible note payable converted to common stock - related party	$2,521,380	$--
Accrued compensation converted to common stock - related party	$448,985	$--

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated)
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

As contemplated by the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Jeffrey Harrell, then our CEO and President, who converted $448,985 of accrued compensation due him into 581,247 shares of our common stock at an effective conversion price of $0.77245 per share.  In addition and as also contemplated by the terms of the acquisition agreement for Shandong Jiajia, on March 20, 2008 we entered into a conversion agreement with Mr. Aubel whereby he converted the $2,521,379 loan due him by us into 2,864,606 shares of our common stock at an effective conversion price of $0.88 per share.  The effective conversion price on the date we entered into the conversion agreements with Mr. Aubel was greater than the fair market value of our common stock on the date of the agreement which was $0.85 per share.  The variance resulted from a decline in the trading price of our common stock from December 31, 2007 when the conversion rates were informally agreed to with Mr. Aubel and the actual dates of conversion.

The number of shares issued to Mr. Aubel was established in the December 31, 2007 Shandong Jiajia acquisition agreement and was derived from the September 30, 2007 liability reflected on our books owed to Mr. Aubel in the amount of $2,291,685 divided by an agreed upon prior to the 1 for 40 reverse stock split price of $0.02 per share ($2,291,685/$0.02 per share/40 = 2,864,606 shares).

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,379 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel's note was $0.88 per share, resulting from the final note balance of $2,521,379 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See "Legal Proceedings" appearing elsewhere in this report.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

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

The accompanying unaudited consolidated financial statements including the audited balance sheet at December 31, 2007, statement of operations and  statements of stockholders' equity (deficit) up through June 30, 2008 have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse acquisition.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the statements of operation, statement of stockholders' equity (deficit) and statements of cash flows, are those of Shandong Jiajia.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The December 31, 2007 financial statements included in the Company's Form 10-Q for the quarter ended September 30, 2008 filed on December 22, 2008, Form 10-K filed on April 15, 2008, Form 10-K/A filed on May 19, 2008 and Form 10-K/A filed on December 24, 2008 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

Following comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary including:

At December 31, 2007:

•
the adjustment to the fair value of assets and liabilities of the accounting acquire (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia accounted for as a capital transaction implemented through a reverse acquisition;

•	the recognition of the accrual of certain professional fees, totaling $141,800 in expenses, which were erroneously omitted from previous filings.

At September 30, 2008:

•	the recognition the fair value adjustment of assets and liabilities of MediaReady, Inc. as of December 31, 2008;
•
the correction of the classification in the consolidated statements of cash flows of $75,169 in advances to related parties from cash flows from operating activities to cash flows from investing activities, and

•	the correction of the classification of $397,309 in recovery of bad debts, in the consolidated statements of operations from a component of other income (expense) to a component of operating income.
•	the recognition of an accrued loss of $1,597,000 due under the registration payment agreement entered into in connection with the Company's financing completed in April 2008.

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

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:
		Adjustment
	As Filed	To Restate		Restated
Accounts receivable – related party	$160,350	$(153,350)	(a)	$7,000
Deferred Expenses	5,450	(5,450)		-
Prepaids and other current assets	338,895	(10,830)		328,065
Property and equipment, net	46,622	(4,286)		42,336
Deposits	12,000	(12,000)		-
	$563,317	$(185,916)		$377,401

Accounts payable – trade	$4,444,825	$(835,940)	(b)	$3,608,885
Other accruals and current liabilities	343,301	141,800	(c)	485,101
Minority Interest	670,510	(69,482)	(d)	601,028
Additional paid-in capital (deficit)	(3,379,049)	649,203		(2,729,846)
Accumulated deficit	(313,084)	(72,318)		(385,402)
	$1,766,503	$(186,737)		$1,579,766

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

(a)	Reflects fair value adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.
(b)	Reflects fair value adjustment involving of $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.
(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia.
(d)	Reflects the effect on minority interest of $141,800 in professional fees recognized by Shandong Jiajia.

For the year ended December 31, 2007, the Company had erroneously failed to accrue for certain professional fees totaling $141,800.  The financial statements for the year ended December 31, 2007 have been restated to recognize this expense.

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:
		Adjustment
	As Filed	To Restate	Restated
Other Accruals and Current Liabilities	$343,301	$141,800	$485,101

Accumulated Deficit	$(313,084)	(141,800)	(454,884)
Minority Interest component		69,482	69,482
	$(313,084)	$(72,318)	$(385,402)

Consolidated statements of operations for the three months ended September 30, 2008
		Adjustment
	As Filed	To Restate		Restated
Operating expenses:
Selling, General and Administrative expenses	$544,034	$(15,265)		$528,769
Depreciation and Amortization	4,814	-	(b)	4,814
Recovery of bad debt, net	-	4,434	(c)	4,434
Total operating expenses	$548,848	$(10,831)		$538,017

Other Income (expense)
Realized exchange gain (loss)	$37,648	$-		$37,648
Forgiveness of debt	-	-	(d)	-
Recovery of bad debt	(4,434)	4,434	(c)	-
Non-operating bad debt	-	-	(e)	-
Registration agreement penalty	-	(1,597,000)	(f)	(1,597,000)
Interest expenses- related party	(43,608)	-		(43,608)
Total other income (expense)	$(10,394)	$(1,592,566)		$(1,602,960)

Earnings (loss) per share:
Basic	$(0.01)	$(0.04)		$(0.05)
Diluted	$(0.01)	$(0.04)		$(0.05)

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

Consolidated statements of operations for the nine months ended September 30, 2008
		Adjustment
	As Filed	To Restate		Restated
Operating expenses:
Selling, General and Administrative expenses	$1,129,215	$(172,597)	(a)	$956,618
Depreciation and Amortization	17,260	(4,286)	(b)	12,974
Recovery of bad debt, net	--	(397,309)	(c)	(397,309)
Total operating expenses	$1,146,475	$(574,192)		$572,283

Other Income (expense)
Realized exchange gain (loss)	$25,241	$		$25,241
Forgiveness of debt	764,220	(764,220)	(d)	-
Recovery of bad debt	397,309	(397,309)	(c)	-
Non-operating bad debt	-	(87,221)	(e)	(87,221)
Registration agreement penalty	-	(1,597,000)	(f)	(1,597,000)
Interest expenses- related party	(44,275)			(44,275)
Total other income (expense)	$1,142,495	$(2,845,750)		$(1,703,255)

Earnings (loss) per share:
Basic	$0.03	$(0.09)		$(0.06)
Diluted	$0.02	$(0.08)		$(0.06)

(a)
To recognize reduction in bad debt expense initially recognized in the second quarter of 2008, subsequently restated expense as part of the fair value adjustments to the assets of the accounting acquiree at December 31, 2007.

(b)	To record reduction in amortization of deferred costs and depreciation expense initially recorded due to fair value adjustment of related assets at December 31, 2007.
(c)	To restate classification of the recovery of bad debt from other income (expense) to operating expenses.
(d)	To eliminate income from forgiveness of debt initially recognized in the second quarter of 2008, subsequently restated and recognized as part of the accounting acquiree of December 31, 2007.
(e)
To record $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter of 2008 to a significant share holder and related party, Mr. David Aubel, subsequently deemed uncollectable.

(f)	To recognize the registration agreement penalty related to the Company's April 2008 Unit Offering for failure to obtain registration of the related shares in the time period specified.

At September 30, 2008, the Company had incorrectly classified $397,309 in recovery of bad debts as a non-operating item under other income (expense). This figure, as may be adjusted for current bad debt provisions and recoveries, is now classified as a component of operating expenses. As a result of this reclassification, total operating expenses now total $572,283 and other income (expense) totals ($1,703,255) as of September 30, 2008. This restatement had no impact on our consolidated balance sheets, net income or earnings per share for the three months or nine months ended September 30, 2008.

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

NOTE 3 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2008 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. The financial information as of December 31, 2007 is derived from our Form 10-K/A (Amendment No. 3 ) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 40 reverse stock split of our outstanding common stock effective March 11, 2008.

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2007, included in our Form 10-K/A (Amendment No. 3 ), for the year then ended to be filed by us with the Securities and Exchange Commission.

Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008. It should be noted, the nine month period ended September 30, 2008 includes a one-time item,  the significant recovery of bad debts previously considered uncollectable, which materially reduced our loss for the nine months ended September 30, 2008.

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

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis,
•	When the cargo departs the shipper's location when the trade pricing terms are CFR (cost and freight cost), or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing a recovery of bad debt of $397,309 for the period ended September 30, 2008.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

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

Earnings (Loss) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard ("SFAS") No. 128 "Earnings per share".  Earnings per share have been retroactively restated to reflect the shares issued in connection with our acquisition of a 51% interest in Shandong Jiajia.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 . SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements . This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

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

NOTE 4 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis.  It should be noted that the results of our operations for the nine month period ended September 30, 2008 included an isolated transaction of approximately $400,000 in recovery of bad debts previously recognized as uncollectable. Additionally,  during the third quarter 2008, we recognized an accrued registration agreement penalty of $1,597,000 related to our 2008 unit offering . Our  ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

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

Earning per share presented for the three month and nine months ended September 30, 2008 have been restated due to the reverse acquisition transaction with Shandong Jiajia and a subsequent restatement for the periods .  The retroactive restatement is based on our average number of weighted-average shares outstanding for the periods presented in 2007, adjusted for shares underlying convertible securities issued in the reverse acquisition transaction and further adjustments as detailed in Note 2 .

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Restated		Restated
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(1,622,353)	$914,506	$(1,479,326)	$501,973

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	34,508,203	3,989,874	24,242,855	3,228,230
Denominator for diluted earnings per share
Treasury Stock Method
Options	-	2,000,000	-	2,000,000
Warrants	-	-	-	-
Series B preferred - unconverted	-	-	-	-
Series A and B preferred	-	3,700,000	-	3,700,000
	-	5,700,000	-	5,700,000
Denominator for diluted
earnings (loss) per share-
adjusted weighted average shares outstanding (C)	34,508,203	9,689,874	24,242,855	8,928,230
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$(0.05)	$0.23	$(0.06)	$0.16
Earnings (loss) per share- diluted (A)/(C)	$(0.05)	$0.09	$(0.06)	$0.06

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

Potentially issuable shares of September 30, 2008 and 2007 which may result in dilution in the future but were not included in diluted earnings per share as they were anti-dilution included:

	Three Months and Nine Months
	Ended September 30,
	2008	2007
Options	2,000,000	-
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	-
Series B convertible preferred stock	4,500,000	-
	38,176,000	117,500

NOTE 6 – STOCKHOLDERS' EQUITY

2008 Unit Offering

In April 2008, we completed an offering of 15.113 units of our securities at an offering price of $250,000 per unit to 32 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Regulation D and Section 4(2) of that act (the "2008 Unit Offering"). Each unit consisted of 1,000,000 shares of common stock, five year Class A warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.35 per share and five year Class B warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.50 per share. We received gross proceeds of $3,778,250 in this offering.

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

We agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the 2008 Unit Offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the 2008 Unit Offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, it has not been declared effective.   Accordingly, at September 30, 2008, the Company accrued $1,597,000 due to the investor's under the provisions of the registration payment agreement in accordance with the guidance provided by SFAS No. 5 .  This amount would be payable to the investors of the April 2008 Unit Offering on a pro-rata basis based on their individual investment.  The transaction documents also provide for the payment of liquidated damages to the investors if we should fail to be a current reporting issuer and/or to maintain an effective registration statement covering the resale of the common shares issued or issuable upon exercise of the Class A and B warrants.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

In December 2007 we designated 1,295,000 shares of Series B Convertible Preferred Stock, these shares were issued as partial consideration in our acquisition of a 51% interest in Shandong Jiajia as well as to finders and consultants in the transaction. On March 28, 2008, 845,000 shares of Series B Convertible Preferred Stock were converted into 8,450,000 shares of common stock.

Common Stock

On March 20, 2008 a principal shareholder of our company, David Aubel, converted the full amount of a $ 2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then president and CEO, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

A summary of common shares issued during the nine month period ended September 30, 2008 is as follows:

No. of Shares
Settlement of obligation to former President and CEO	581,247
Settlement (conversion) of note payable to principal shareholder	2,864,606
Conversion 1,000,000 shares of Series A convertible preferred stock	2,500,000
Conversion of 845,000 shares of Series B convertible preferred stock	8,450,000
2008 Unit Offering	15,113,000
29,508,853

Common Stock Options

A summary of our stock option activity during the nine month period ended September 30, 2008 is as follows:

	No. of Shares Underlying options	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,000,000 *	$0.30	2.25	$260,000
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2008	2,000,000	$0.30	2.25	$260,000

* Issued January 28,2008, deemed effective December 31, 2007  with a fair value of $480,000 as partial consideration in the acquisition of a 51% interest in Shandong Jiajia.  The options are exercisable for three years after grant at $0.30 per share.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the nine month period ended September 30, 2008 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007 (1)	117,500	$9.69
Granted (2)	31,558,500	0.42
Exercised	—	—
Outstanding at September 30, 2008	31,676,000	$0.46

(1)	Includes 110,000 common share purchase warrants with a fair value of $396,000 expensed in 2006, to Trilogy Partners, Inc. for marketing and public relations services, which expire on May 31, 2009.
(2)	Issued in connection with our 2008 Unit Offering completed in April, 2008.

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

Under the provision of Emerging Issue Task Force ("EITF") 98-5 and EITF 00-27, we determined that the agreement with Mr. Aubel contained an embedded conversion feature which should be valued separately at issuance.  Further, as Mr. Aubel's December 3, 2005 agreement with us contained no stated redemption date (due on demand) and the notes were convertible at the option of the investor, the resulting discount from market was recognized immediately.

A summary of the intrinsic value, the difference between the conversion price Mr. Aubel paid and the fair value of our common stock on the commitment date, December 3, 2005, is as follows:

Funds advanced by Mr. Aubel:

	Funds	Intrinsic
	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	222,300
Totals	$2,912,532	$4,368,797

A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for the three years ended December 31, 2007 and nine month period ended September 30, 2008 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,445,000	2,319,000
2007	1 ,795,000	1,751,720	2,821,280
2008	2,864,606	2,521,380	(659,432)
	6,054,606	$6,416,100	$19,309,848

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

During the first quarter of 2008, we issued Mr. Aubel 2,864,606 shares of our common stock in full payment of the then $ 2,521,380 balance of his note.  The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement.

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

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the nine months ended September 30, 2008.

	Revenues	Assets
	Restated	Restated
United States	$—	$293,125
People's Republic of China	27,753,459	8,635,596
Totals	$27,753,459	$8,928,721

NOTE 9 – CONTINGENCIES

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a company engaged in the business of selling and distributing electrical products. The principal terms of the agreement provide for us to acquire all of the issued and outstanding shares of the acquired entity for a purchase price of $1,500,000 plus the issuance of 25,000 shares of our restricted common stock. Additional consideration included in the stock purchase agreement required us to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the stock purchase agreement. We, at the time of closing, gave our initial deposit of $350,000, but has defaulted on the remaining balance due and is also in default of the collateralization provision. We have has expensed the initial deposit of $350,000.  In October, 2008, we obtained a general release from Mr. Joachimczyk and Graphics Distribution, Inc. releasing us from any and all liability and causes of action that Mr. Joachimczyk and Graphics Distribution, Inc. had or may have against us as of October 14, 2008.  We did pay any additional consideration to obtain these releases.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Restated) – Continued
September 30, 2008

Under the terms and conditions of the Class A and Class B warrants we issued in connection with our 2008 Unit Offering, we are required to pay liquidated damages to the warrant holders of $ 266,000 per month up to a maximum of $ 1,597,000 (an amount equal to 2% for each 30 days of the $ 13,312,425 aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants) in the event a registration statement covering the common stock underlying the warrants was not declared effective by October 25, 2008, 180 days following the closing date of the April 2008 Offering.   The liquidated damages will be payable to the investors of the April 2008 offering on a pro-forma basis based on their individual investment. Although we filed a registration statement covering the common stock under the warrants on June 19, 2008 and we have been making a good faith effort to resolve comments on the registration statement we received from the Commission, it has not declared effective.   Accordingly, at September 30, 2008, the Company accrued $1,597,000 due to investors under the provisions of the registrations payment agreement in accordance with the guidance provided by SFAS No. 5.

As a result of the September 24, 2008 complaint filed by the Securities and Exchange Commission against us and Messrs. Harrell and Aubel as described in Item 1, "Legal Proceedings" of this Form 10-Q /A , we have agreed in principle to entry of a consent order granting the Commission the injunctive relief it seeks against us. We have been cooperating with the Commission in this proceeding and are still in settlement discussions with the Commission regarding disgorgement and prejudgment interest sought by the Commission.  In the event we are unable to reach an agreement with the Commission with respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety of such amounts, if any.  In addition, the pending lawsuit with the Commission may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the Commission injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Securities and Exchange Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $ 2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis set forth in our Annual Report on Form 10-K/A (Amendment No. 3 ), for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

We are on a calendar year, as such the nine month period ending September 30, is our third quarter. The year ended December 31, 2007 is referred to as "2007", the year ended December 31, 2006 is referred to as "2006", and the coming year ending December 31, 2008 is referred to as "2008".

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,379 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 10,000,000 shares during the interim period.  The final conversion price of Mr. Aubel's note was $0.88 per share, resulting from the final note balance of $2,521,379 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,379/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See "Legal Proceedings" appearing elsewhere in this report.

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

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, net working capital deficiency and accumulated deficit.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, and for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	$ Change	% Change
	Restated
Net Sales	$27,753,459	$24,575,206	$3,178,253	13%
Cost of Sales	26,149,830	23,584,744	2,565,086	11%
Gross Profit	1,603,629	990,462	613,167	62%
Total Operating Expenses	572,283	452,033	120,250	27%
Income (Loss) from Operations	1,031,346	538,429	492,917	92%
Total Other Income (Loss)	(1,703,255)	10,580	(1,713,835)	N/M
Net Income (Loss)	$(1,479,326)	$501,973	$(1,981,299)	395%

	Three months ended September 30, 2008	Three months ended September 30, 2007	$ Change	% Change
	Restated
Net Sales	$12,961,259	$10,781,536	$2,179,723	20%
Cost of Sales	12,072,099	9,681,560	2,390,539	25%
Gross Profit	889,160	1,099,976	(210,816)	19%
Total Operating Expenses	538,017	159,716	378,301	237%
Income (Loss) from Operations	351,143	940,260	(589,117)	63%
Total Other Income (Loss)	(1,602,960)	(8,443)	(1,594,517)	N/M
Net Income (Loss)	$(1,622,353)	$914,506	$(2,536,859)	(277%)

N/M: Non Meaningful

OTHER KEY INDICATORS

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	Restated
Other Key Indicators:
Cost of Sales as a percentage of Revenues	94%	96%
Gross Profit Margin	6%	4%
Total Operating Expenses as a percentage of Revenues	2%	2%

	Three months ended September 30, 2008	Three months ended September 30, 2007
	Restated
Other Key Indicators:
Cost of Sales as a percentage of Revenues	93%	90%
Gross Profit Margin	7%	10%
Total Operating Expenses as a percentage of Revenues	4%	1%

Net Sales

Our consolidated revenues for the nine months ended September 30, 2008 increased $3,178,253 or approximately 13%, increasing from $24,575,206 for the nine months ended September 30, 2007 to $27,753,459 for the nine months ended September 30, 2008.  This increase was due to increased shipping and freight volume between the periods and growth supported by our fund raising in April 2008 .

Our consolidated revenues for the three months ended September 30, 2008 were up $2,179,723 or approximately 20%, increasing from $10,781,536 for the three months ended September 30, 2007 to $12,961,259 for the three months ended September 30, 2008.  This increase, as with the nine month growth , was due to increased shipping and freight volume resulting from an overall expansion in activities supported in part by our April 2008 unit offering .

Cost of Sales and Gross Profit

Our consolidated cost of sales increased $2,565,086, or 11%, from $23,584,744 during the nine months ended September 30, 2007 to $26,149,830 during the nine months ended September 30, 2008.  Cost of sales as a percentage of net revenues decreased between periods, from 96% for the nine months ended September 30, 2007 to 94% for the nine months ended September 30, 2008.  This decrease in cost of sales as a percentage of net revenues reflected an improvement in efficiencies at the higher revenue level and contributed to our positive gross profit during the current year.

Consolidated gross profit increased $613,167, from $990,462 for the nine months ended September 30, 2007 to $1,603,629 for the nine months ended September 30, 2008.  Gross profit as a percentage of sales increased from 4% for the nine months ended September 30, 2007 to 6% for the nine months ended September 30, 2008.

Our consolidated cost of sales increased $2,390,539, or 25%, from $9,681,560 during the three months ended September 30, 2007 to $12,072,099 during the three months ended September 30, 2008.  Cost of sales as a percentage of net revenues increased between periods, from 90% for the three months ended September 30, 2007 to 93% for the three months ended September 30, 2008.   This increase was primarily due to increased fuel costs between periods.

Consolidated gross profit decreased $210,816, from $1,099,976 for the three months ended September 30, 2007 to $889,160 for the three months ended September 30, 2008.  Gross profit as a percentage of sales decreased from 10% for the three months ended September 30, 2007 to 7% for the three months ended September 30, 2008.

Total Operating Expenses

Total operating expenses increased $120,250, or 27%, from $452,033 for the nine months ended September 30, 2007 to $572,283 for the nine months ended September 30, 2008.  Operating expense as a percentage of revenue remained constant between the periods at 2%.

While remaining relatively stable in total between the periods, components varied significantly.  Included in operating expenses for the nine months ended September 30, 2008 was approximately $400,000 in recovery of bad debts.  Absent this isolated and non-recurring transaction, operating expenses between the periods would have actually increased approximately $518,000 or 115%.  This sharp increase, as well as the increase in the third quarter 2008 over the prior year period, was primarily due to $419,00 incurred by the parent company, formerly MediaReady, Inc. during the first three quarters of 2008, not incurred in the prior year.

Total operating expenses increased $378,301, or 237%, from $159,716 for the three months ended September 30, 2007 to $538,017 for the three months ended September 30, 2008.  As with the nine months figures, this increase reflected a sharp rise in general and administrative expenses resulting from the inclusion of MediaReady, Inc. costs in 2008.  Operating expense as a percentage of revenue increased from 1% the in the prior fiscal year to 4% during the current year.

Total Other Income (Expense)

Total other non-operating expense increased sharply for the nine months ended September 30, 2008 over the prior year.  Overall, these expenses totaled $1,703,255 in 2008 compared to other income of $10,580 recognized in the prior year.  This increase in expense was due to the recognition of approximately $87,000 in bad debt from a major shareholder and related party, Mr. David Aubel, deemed uncollectible and the recognition of $1,597,000 in expense under a registration payment agreement related to our financing completed in April 2008.  The $1,597,000 registration payment penalty is payable to the investors of our April 2008 Unit Offering on a pro-rata basis based on the amount of their individual investment.

Total other non-operating expense also increased sharply for the three months ended September 30, 2008 over the prior year.  These expenses for the three month period ended September 30, 2008 totaled $1,602,960 compared to $8,443 incurred during the same period in the prior year.  This increase was primarily due to $1,597,000 in expense under a registration payment agreement related to our financing completed in April 2008 accrued at September 30, 2008.  The $1,597,000 registration payment penalty is payable to the investors of our April 2008 Unit Offering on a pro-rata basis based on the amount of their individual investment.

Net Income (Loss)

Due primarily to the recognition of the $1,597,000 registration agreement penalty and non-operating based bad debt recorded of approximately $87,000, despite the approximately $400,000 in recoveries of trade related debts, we recognized a net loss for the nine months ended September 30, 2008 of $1,479,326 compared to net income of $501,973.  In addition, 2008 reflected general and administrative costs incurred by the parent company, formerly MediaReady, Inc., of approximately $419,000 not incurred in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations and otherwise operate on an ongoing basis.

At September 30, 2008, we had working capital of $2,808,532 including cash of $3,871,973 as compared to a working capital deficit of $2,775,652 and cash of $1,121,605, as restated, at December 31, 2007. This significant increase in working capital was attributable primarily to the settlement, in stock, of approximately $2,820,000 in convertible notes due a related party and accrued compensation due our former president and CEO and the completion of our 2008 Unit Offering completed in April 2008 with net proceeds of approximately $3.3 million, offset by the recognition of a current liability of $1,597,000 attributable to an accrued registration agreement penalty.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 Unit Offering, approximately $2, 5 00,000 was utilized to satisfy our commitments to Shandong Jiajia and approximately $140,000 was used to reduce certain payables.We believe our current level of working capital and cash generated from operations may not be sufficient to meet our cash requirements for the 2009 year without the ability to attain profitable operations and/or obtain additional financing.

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

Cash used from operating activities totaled $ 821,779 for the nine months ended September 30, 2008 compared to cash used in operating activities of $ 31,564 for the nine months ended September 30, 2007.  This overall increase in cash used by operating activities of $ 821,779 was primarily attributable to paying down accounts payable during the current year.  The largest sources of cash include funding from the following: $ 917,156 from an increase in advances from customers, $ 136,936 from an increase in taxes payable, and $ 181,726 from an increase in other accruals; these sources of cash were offset primarily by the following uses of cash: $ 1,731,178 from an decrease in accounts payable, $ 652,674 from an increase in accounts receivable, and $ 409,336 in prepayments and other current assets.

We used $ 74,295 of cash for investing activities during the period, of which $ 25,646 was for capital expenditures with the balance related to net advances to related parties .

Cash from financing activities totaled $ 3,492,954 for the nine months ended September 30, 2008, the majority of this cash inflow came from $ 3,357,387 in net proceeds from the 2008 Unit Offering and the proceeds from a convertible note payable issued to a related party.

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

Total current assets increased $3,778,858 or 74% at September 30, 2008 over December 31, 2007. This increase was due primarily to our completion of our 2008 Unit Offering in April 2008 with net proceeds to us of approximately $3,360,000. The increase in prepayments and other assets of $409,336 resulted from our making payments in advance to various freight shipping firms to secure cargo space for our customers which reflect our overall efforts in increase the level of operations.

Trade accounts payable declined substantially at September 30, 2008 from our 2007 year end balances. This decline, totaling approximately $1.7 million, was due in part from satisfaction of obligations using funds made available from our April 2008 Unit Offering.

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

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis,
•	When the cargo departs the shipper's location when the trade pricing terms are CFR (cost and freight cost), or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

On March 20, 2008 under the terms of our agreement with Shandong Jiajia:

•	We satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock.
•	We converted a $ 2,521,380 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience; this evaluation resulted in a recovery of bad debt of $397,309 for the nine month period ended September 30, 2008. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the nine month periods ending September 30, 2008, or 2007.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

A summary of significant accounting policies is included in Note 3 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 . SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 3 ) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission, Part II, Item 1A - Risk Factors of This Form 10-Q and Risk Factors included in our registration statement on Form S-1(File No. 333-151783) filed on June 19, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2008, the end of the period covered by this report (the "Evaluation Date").  Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who also serves as our principal executive officer and principal financial and accounting officer concluded that as September 30, 2008 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Further, in our September 30, 2008 interim report, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, (iv) failed to recognize a non-operating bad debt to a related party and significant shareholder of $87,222, and (v) failed to record and expense of $1,597,000 due under a registration payment agreement.

We have an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our Chief Executive Officer who serves as our principal financial and accounting officer is not an accountant and we have historically relied upon the services of outside accountants. Our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their knowledge of accounting principles generally accepted in the United States of America ("U.S. GAAP") is limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 24, 2008, the U.S. Securities and Exchange Commission (the "Commission") filed a civil complaint in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, David Aubel, previously our largest shareholder and formerly a consultant to us, and the company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.  The Commission’s complaint alleges that Mr. Harrell, filed annual and quarterly reports with the Commission that, among other things, materially overstated our revenues and assets and understated our net losses.  The complaint also alleges that Mr. Harrell falsely certified numerous annual and quarterly reports we filed with the Commission that he knew, or was severely reckless in not knowing, contained material misstatements and omissions. The complaint further alleges that from November 2003 to September 2006, Mr. Harrell and Mr. Aubel issued a series of false and misleading press releases announcing our acquisition of another company, the availability of large credit facilities, and an international operating subsidiary. Taking advantage of our artificially inflated stock price, the complaint alleges that Mr. Aubel dumped millions of shares of our stock, acquired at steep discount from us, into the public market in transactions that were not registered under federal securities laws.  The complaint alleges that the conduct of Messrs. Harrell and Aubel and our company constituted violations of various sections of the Securities Act of 1933 ("Securities Act") and the Securities Exchange Act of 1934 ("Exchange Act"). The complaint seeks, among other things, to permanently enjoin the Messrs. Harrell and Aubel and us from engaging in the wrongful conduct alleged in the complaint, disgorgement, civil monetary penalties, and a penny stock bar against Mr. Aubel, civil monetary penalties, a penny stock bar, and an officer and director bar against Mr. Harrell and disgorgement against us.

Our current management had no knowledge of Messrs. Harrell and Aubel's improper conduct as alleged in the complaint which relate to their actions prior to 2007 involving us when our company was known as Video Without Boundaries, Inc. In December 2007, control of our company, which at the time had changed our name to MediaREADY, Inc., was acquired by principals and other parties unrelated to Messrs. Harrell and Aubel in connection with the acquisition and financing of Shandong Jiajia. After the acquisition of a 51% interest in Shandong Jiajia, we changed our name to China Logistics Group, Inc. Messrs. Harrell and Aubel remain minority shareholders of our company.

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

We are evaluating filing a separate lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $ 2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A (Amendment No. 3 ) for the year ended December 31, 2007 to be filed by us with the Securities and Exchange Commission and Risk Factors included in our registration statement on Form S-1 (Amendment No. 1) (Commission File No. 333-151783) filed on January 29, 2009 and any amendments to these documents. In addition to these risk factors, investors should consider carefully the following additional risk factors before deciding to invest in our common stock.

Risks from SEC Litigation

As a result of the September 24, 2008 complaint filed by the Commission against us and Messrs. Harrell and Aubel as described in Item 1, "Legal Proceedings" of this Form 10-Q/A, we have agreed in principle to entry of a consent order granting the Commission the injunctive relief it seeks against us. We have been cooperating with the Commission in this proceeding and are still in settlement discussions with the Commission regarding disgorgement and prejudgment interest sought by the Commission.  In the event we are unable to reach an agreement with the Commission with respect to disgorgement and prejudgment interest, we have agreed with the Commission to have the court determine the propriety of such amounts, if any.  In addition, the pending lawsuit with the Commission may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the Commission injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

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
10.13
Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.11 filed as a part of the Company's Form 8-K filed with the Commission on April 24, 2008 (Commission File No. 000-31497)).

10.14
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and David Aubel. (Incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

10.15
Conversion Agreement effective as of March 20, 2008 between China Logistics Group, Inc. and V. Jeffrey Harrell. (Incorporated herein by reference to Exhibit 10.14 filed as part of the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 22, 2008, Commission File No. 000-31497)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer **
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer **
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer **
**- filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2009

CHINA LOGISTICS GROUP, INC.

By:	/s/ Wei Chen
Wei Chen
Chief Executive Officer, principal executive officer, Principal financial and accounting officer