Form 10-Q
period 2009-06-30
China Logistics Group Inc
filed 2009-08-19
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2009
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
☐  Yes  ☑  No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,508,203 shares of common stock are issued and outstanding as of August 18, 2009.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited	Restated
ASSETS
Current assets:
Cash	$2,395,469	$3,156,362
Accounts receivable, net	3,240,638	2,739,173
Other receivables	446,374	298,442
Advances to vendors	134,513	-
Due from related parties	805,085	518,433
Prepaid expenses and other current assets	18,340	29,510
Total current assets	7,040,419	6,741,920

Property and equipment, net	36,167	44,144
Total assets	$7,076,586	$6,786,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,810,476	1,752,862
Accrued registration rights penalty	1,597,000	1,597,000
Other accruals and current liabilities	407,554	146,953
Advances from customers	1,035,847	1,133,283
Due to related parties	740,466	378,697
Foreign tax payable	9,567	34,898
Total current liabilities	5,600,910	5,043,693

Equity:
China Logistics Group, Inc. shareholders' equity
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock - 450,000 issued and
outstanding at June 30, 2009 and December 31, 2008	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 34,508,203 shares
issued and outstanding at June 30, 2009 and December 31, 2008	34,508	34,508
Additional paid-in capital	19,229,513	19,229,513
Accumulated deficit	(18,331,724)	(18,129,491)
Accumulated other comprehensive loss	(183,697)	(187,495)
Total China Logistics Group, Inc. shareholders' equity	749,050	947,485
Noncontrolling interest	726,626	794,886
Total equity	1,475,676	1,742,371
Total liabilities and equity	$7,076,586	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		Restated		Restated
Sales	$4,607,989	$8,018,987	$7,806,561	$14,792,200
Cost of sales	4,293,127	7,562,001	7,582,716	14,077,731
Gross profit	314,862	456,986	223,845	714,469

Operating expenses:
Selling, general and administrative	201,880	144,644	518,288	427,849
Depreciation and amortization	4,735	3,935	7,085	8,160
Bad debt expense (recovery of bad debt)	-	(20,765)	1,244	(401,743)
Total operating expenses	206,615	127,814	526,617	34,266
Income (loss) from operations	108,247	329,172	(302,772)	680,203

Other income (expenses):
Realized exchange gain (loss)	35,957	4,135	35,957	(12,407)
Non-operating bad debt expense	-	(87,221)	-	(87,221)
Interest income (expense)	(210)	(1,504)	813	(667)
Total other income (expenses)	35,747	(84,590)	36,770	(100,295)

Income (loss) before income taxes	143,994	244,582	(266,002)	579,908
Foreign taxes	6,314	69,870	8,140	77,658
Net Income (loss)	137,680	174,712	(274,142)	502,250
Less: Net income (loss) attributable to the noncontrolling interest	(72,670)	(131,811)	71,909	(359,223)
Net income (loss) attributable to China Logistics Group, Inc.	$65,010	$42,901	$(202,233)	$143,027

Earnings (loss) per common share:
Basic	$0.00	$0.00	$(0.01)	$0.01
Diluted	$0.00	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding:
Basic	34,508,203	31,931,829	34,508,203	19,053,778
Diluted	39,008,203	47,635,943	34,508,203	34,596,664

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net income (loss) attributable to China Logistics Group, Inc.	$(202,233)	$143,027
Adjustments to reconcile net income (loss):
Depreciation expense	7,085	8,160
Noncontrolling interest	(71,909)	359,223
Allowance for doubtful accounts	1,244	(401,743)
Amorization of deferred cost	-	5,450
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(502,824)	1,190,760
Decrease in accounts receivable - related party	-	7,000
(Increase) in advances to vendors	(134,513)	-
Decrease (increase) in prepaid expenses and other current assets	(136,762)	(639,239)
Increase (decrease) in accounts payable	57,614	(2,708,329)
Increase (decrease) in other accruals and current liabilities	260,601	(251,871)
Increase (decrease) increase in taxes payable	(25,331)	43,131
Increase in accrued consulting fee	-	50,082
Increase (decrease) in advances from customers	(97,435)	926,775
NET CASH (USED IN) OPERATING ACTIVITIES	(844,463)	(1,267,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(5,824)
Increase in short-term loan receivable	(1,614,000)	-
Repayment of short-term loan receivable	1,614,000	-
Advances to related parties	(418,062)	-
Repayment from related parties	131,410	-
NET CASH (USED IN) INVESTING ACTIVITIES	(286,652)	(5,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds convertible note payable - related party	-	148,200
Proceeds from loan payable - shareholder	-	2,622
Proceeds from 2008 unit offering	-	3,778,250
2008 unit offering private placement expenses	-	(419,063)
Advances from related parties	552,886	-
Repayment of advances from related parties	(191,118)	(12,633)
NET CASH PROVIDED BY FINANCING ACTIVITIES	361,768	3,497,376

EFFECT OF EXCHANGE RATE ON CASH	8,454	90,367
NET INCREASE (DECREASE) IN CASH	(760,893)	2,314,345
CASH - beginning of year	3,156,362	1,121,605
CASH - end of period	$2,395,469	$3,435,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$31,361	$34,524
Convertible note payable converted to common stock -related party	$-	$2,521,380
Accrued compensation converted to common stock - related party	$-	$448,985

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and SIX MONTH PERIOD ENDING JUNE 30, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$(2,733,316)

Convertible note payable to related party converted to capital to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-	2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-	-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	-	448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-	3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886	1,742,371

Net loss (loss) -- unaudited	-	-	-	-	-	-	-	(202,233)	-	(71,909)	(274,142)
Unrealized gain on foreign currency translation adjustment -- unaudited	-	-	-	-	-	-	-	-	3,798	3,649	7,447
Balance June 30, 2009 -- unaudited	-	$-	450,000	$450	34,508,203	$34,508	$19,229,513	$(18,331,724)	$(183,697)	$726,626	$1,475,676

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

During 2002, we began to reposition our company within the home entertainment media-on-demand marketplace.  It was our intent to become a producer and distributor of interactive consumer electronics and provide streaming digital media and video on demand services. However, we were unable to successfully or profitably penetrate that market.

On December 31, 2007 we entered into an agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51% interest in Shandong Jiajia. This transaction was accounted for as a capital transaction, implemented through a reverse recapitalization.

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Shandong Jiajia has branches in Qingdao, Shanghai, Xiamen, and Lianyungang with an additional office in Rizhao. Shandong Jiajia is a designated agent of several cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines.

Our U.S. corporate headquarters are located at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723 which also serves as our principal U.S. office and is used to receive and communicate to our China offices inquiries we receive in the U.S.In addition to several branch offices we operate in China, we maintain a U.S. office

The accompanying unaudited consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. Intercompany transactions and balances have been eliminated in consolidation.  All share and per share information contained in this report gives retroactive effect to the 1 for 40 reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The December 31, 2008 financial statements included in our Form 10-K filed on May 18, 2009, contained errors including the method of recording the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007.  Accordingly, our consolidated balance sheet at December 31, 2008, which is included in this report, has been restated to properly record the transaction. The effect of correcting these errors in our balance sheet at December 31, 2008 was as follows:

	As filed	Adjustment to Restate	Restated
Equity
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	450	-	450
Common Stock, $0.001 par value 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	$3,572,042	$15,657,471	$19,229,513
Accumulated Deficit	(2,472,020)	(15,657,471)	(18,129,491)
Accumulated other comprehensive income loss	(187,495)	-	(187,495)
Total China Logistics Group, Inc. shareholders equity	947,485	-	947,485
Noncontrolling Interest	794,886	-	794,886
Total equity	1,742,371	-	1,742,371
Total liabilities and equity	$6,786,064	-	$6,786,064

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

The June 30, 2008 financial statements included in the Company’s Form 10-Q filed on August 19, 2008, and Form 10-Q/A filed January 12, 2009 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

•	Recognize adjustment to the initially reported carrying values of assets and liabilities of MediaReady, Inc. as of December 31, 2007;
•	Correct the classification of $401,743 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income;
•
Recognize $87,221 in non-operating bad debt resulting from a cash advance made in the second quarter 2008, to Mr. David Aubel, a related party and significant shareholder, subsequently deemed uncollectable.

•	Correct components of equity as initially recorded in the reverse recapitalization transaction with Shandong Jiajia.

The effect of these error corrections was as follows:

	As Filed	Adjustment to Restate	Restated
Statements of Operations Data Three months ended June 30, 2008
General and administrative	$184,135	$(39,491)	$144,644
Depreciation and amortization	201,981	(198,046)	3,935
Recovery of bad debt, net	-	(20,765)	(20,765)
Total operating expenses	386,116	(258,302)	127,814
Income (loss) from operations	70,870	258,302	329,172
Forgiveness of bad debt	764,220	(764,220)	-
Recovery of bad debt	20,765	(20,764)	-
Non-operating bad debt	-	(87,221)	(87,221)
Total other income (expense)	787,616	(872,206)	(84,590)
Income (loss) before income taxes	858,486	(613,904)	244,582
Net income (loss)	788,616	(613,904)	174,712
Net income (loss) attributable to China Logistics Group, Inc.	656,805	(613,904)	42,901
Foreign currency translation adjustment	45,376	(9,422)	35,954
Comprehensive income (loss)	$702,181	$(623,326)	$78,855

Earnings per share:
Basic	$0.04	$(0.04)	$0.00
Diluted	$0.02	$(0.02)	$0.00
Basic weighted average shares outstanding	17,898,577	14,033,252	31,931,829
Diluted weighted average shares outstanding	34,572,859	13,063,084	47,635,943

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

Six Months ended June 30, 2008	As Filed	Adjustment to Restate	Restated
Selling, general and administrative	$579,731	$(151,882)	$427,849
Depreciation and amortization	403,594	(395,434)	8,160
Fair value of equity instruments	5,450	(5,450)	-
Recovery of bad debt	-	(401,743)	(401,743)
Total operating expenses	988,775	(954,509)	34,266
Income (loss) from operations	(274,306)	956,509	680,203
Change in fair value of derivative liability	74,347	(74,347)	-
Forgiveness of debt	764,220	(764,220)	-
Recovery of bad debts	401,743	(401,743)	-
Non-operating bad debt	-	(87,221)	(87,221)
Total other income (expense)	1,227,236	(1,327,531)	(100,295)
Income (Loss) before income taxes	952,930	(373,022)	579,908
Net Income (loss)	875,272	(373,022)	502,250
Net income (loss) attributable to China Logistics Group, Inc.	516,049	(373,022)	143,027
Foreign currency translation adjustment	68,697	(20,850)	47,847
Comprehensive income (loss)	$584,746	$(393,872)	$190,874
Earnings (loss) per share:
Basic	$0.03	$(0.02)	$0.01
Diluted	$0.02	$(0.02)	$0.00
Basic weighted average shares outstanding	18,968,085	85,693,	19,053,778
Diluted weighted average shares outstanding	29,109,526	5,487,138	34,596,664

Statement of cash flows data
Net income attributable to China Logistics Group, Inc.	$516,049	$(373,022)	$143,027
Depreciation and amortization	403,594	(395,434)	8,160
Forgiveness of debt	(764,220)	764,220	-
Change in fair value of derivative liability	(74,347)	74,347	-
Decrease in accounts receivable	1,061,815	128,945	1,190,760
Decrease in accounts receivable- related party	160,350	153,350	7,000
(Increase) decrease in prepaid expenses and other assets	(622,971)	(16,268)	(639,239)
Increase (decrease) in accounts payable	(2,940,986)	232,657	(2,708,329)
Decrease in deposits	12,000	(12,000)	-
Increase in accrued compensation	2,000	(2,000)	-
(Decrease) in other accruals and other current assets	(110,071)	(141,800)	(251,871)
Net cash (used in) operating activities	(1,373,869)	106,295	(1,267,574)
Net cash (used in) investing activities	(5,824)	-	(5,824)
2008 unit offering expenses	(420,863)	1,800	(419,863)
Net cash provided by financing activities	3,495,576	1,800	3,497,376
Net increase in cash	2,115,883	108,095	2,223,978
Foreign current translation adjustment	198,462	(108,095)	90,367
Cash at end of period	$3,435,950	$-	$3,435,950

Certain amounts in Notes 5, 8 and 9 have been restated to reflect the restatement adjustments described above.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. Our ability to continue as a going concern is dependent upon our ability to become cash flow positive or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due and to generate profitable operations in the future.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

As a result of the global economic decline, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In the second quarter of 2009, we cut the controllable portions of our cost of sales where possible.  These efforts have resulted in a positive gross profit for the second quarter 2009 and an overall profit in the quarter.  We believe our cost reduction efforts are having the desired results and should return us to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future. We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, as amended. The consolidated statement of operations for the three months ended and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or for the full year.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.

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

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's location if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation process resulted in our recognizing a recovery of bad debt of $20,765 and $401,743 for the three and six month periods ended June 30, 2008, respectively.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicted.

The recovery of bad debt recognized in the first quarter 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated. The adjustment was not repeated in 2009.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the years ended December 31, 2007 and 2006.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes of our Form 10-K for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates
Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At June 30, 2009, we had deposits of $2,389,060 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2009.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $465,634 and $464,275 at June 30, 2009 and December 31, 2008, respectively.

Earnings (Loss) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard (“SFAS”) No. 128 "Earnings per share".

Stock Based Compensation

We account for stock options issues to employees in accordance with SFAS 123R, “Share-Based Payment, on Amendment of FASB Statement No. 123” ("SFAS 123R”).  SFAS 123R requires companies to measure the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.  We adopted SFAS 123R in the second quarter of fiscal 2006.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,035,847 and $1,133,283, at June 30, 2009 and December 31, 2008, respectively.

Advance to Vendors

Advances to vendors consist of prepayments or deposits from us for contracted shipping arrangements that has not been utilized to ship cargo used by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  This policy follows the matching principle to match the cost of revenue in the same period as when the associated revenue is earned in accordance with our revenue recognition policy.  Advances to vendors totaled $134,513 at June 30, 2009 and $0 at December 31, 2008.

Other receivables

       Other receivables at June 30, 2009 were $446,374 and was comprised of $317,715 that was advanced to other entities with which we have a strategic or other business relationship with, $38,716 reflecting a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us and $59,890 in deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The balance of other receivables at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Loans receivable	$317,715	$229,742
Legal deposit	38,716	38,662
Deferred expense	59,890	23,561
Other	30,053	6,477
	$446,374	$298,442

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the six month periods ended June 30, 2009 or 2008, respectively.

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China.  Transactions and balances initially recorded in RMB are converted into US dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “ Foreign Currency Translations ” and are included in determining comprehensive income or loss. Capital accounts of the unaudited consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Noncontrolling Interest

Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of SFAS 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51"  and are reported as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting".  SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled "The FASB Accounting Standards Codification", or FASB ASC. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

In June 2009 the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010. We are currently evaluating the requirements of SFAS 167 and the impact, if any, of adoption on our consolidated financial statements.

In May 2009 the FASB issued SFAS No. 165, "Subsequent Events". SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring.

In April 2009, the FASB issued three final Staff Positions “FSPs” intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly",  provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments",enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We have adopted FSP FAS 157-4 and determined that it had no impact as of June 30, 2009, and we will continue to evaluate the impact, if any, on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optiona1l conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants". Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009. We have evaluated the requirements of APB 14-1 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

Fair value of financial instruments

               The Company has adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

          The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009.

      Cash and cash equivalents of approximately $2,395,469, that may include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

         In addition to SFAS 157 as noted above, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for the three and six months ended June 30, 2008 and 2009. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

        A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$65,010	$42,901	$(202,233)	$143,027

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	31,931,829	34,508,203	19,053,778
Denominator for diluted earnings per share
Treasury stock method
Warrants issued to Mr. Wei Chen	-	1,250,000	-	1,250,000
Series B preferred stock - unconverted	4,500,000	4,500,000	-	4,500,000
Series A and B preferred stock	-	9,954,114	-	9,792,886
	39,008,203	47,635,943	-	34,596,664
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	39,008,203	47,635,943	34,508,203	34,596,664
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$0.00	$0.00	$(0.01)	$0.01
Earnings (loss) per share- diluted (A)/(C)	$0.00	$0.00	$(0.01)	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

Potentially issuable shares at June 30, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Six Months Ended June 30,
	2009	2008
Warrants issued to Mr. Wei Chen	2,000,000	-
Warrants	5,000	117,500
Class A and B warrants	31,558,500	-
Series B convertible preferred stock	4,500,000	-
	38,063,500	117,500

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

The 31,676,000 warrants issued in connection with the 2008 Unit Offering and comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.

These warrants are exercisable through the last calendar day of the month in which the fifth anniversary of the issue date occurs and are exercisable in whole or in part at any time following the issue date.

The exercise price of the warrants and the number of shares issuable upon exercise is subject pre-note adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  At anytime after the required effective date of the related registration statement the warrants are exercisable on a cashless basis, which currently is the case. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each warrant holder may have while the securities are outstanding.  This provision is waived during the final 45 days the warrants are exercisable.

Skyebanc, Inc., a broker-dealer and a member of FINRA, acted as a selling agent for us in the 2008 Unit Offering.  As compensation for its services, we paid Skyebanc, Inc. a cash commission of $25,938 and issued that firm Class A warrants to purchase 207,500 shares of our common stock. In addition, we paid due diligence fees to an advisor to our company as well as to two advisors to investors in connection with the 2008 Unit Offering for an aggregate of $315,625 in cash and Class A warrants to purchase 1,125,000 shares of our common stock.  We also paid legal fees for both investors' counsel and our counsel of approximately $77,500. After payment of these fees and costs associated with this offering we received net proceeds of approximately $3.3 million. Approximately $2.0 million of the net proceeds were used by us as a contribution to the registered capital of our subsidiary Shandong Jiajia and as additional working capital for that company, approximately $140,000 was used to pay accrued professional fees and the balance of the net proceeds from the transaction are being used for working capital purposes. Subsequently, we have provided an additional $500,000 to Shandong Jiajia as working capital.

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
June 30, 2009   – Continued

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

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, of which we designated 1,000,000 as our Series A convertible preferred stock in December 2007 in connection with our reverse recapitalization transaction resulting in a 51% interest in Shandong Jiajia. In March 2008, all 1,000,000 shares of our Series A convertible preferred stock were converted into 2,500,000 shares of our common stock.

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B convertible preferred stock in connection with our reverse recapitalization transaction resulting in a 51% interest in Shandong Jiajia. In March 2008, 845,000 shares of our Series B convertible preferred stock were converted into 8,450,000 shares of our common stock.  Presently there are 450,000 shares of Series B convertible preferred stock are outstanding.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

Common Stock

On March 20, 2008 a principal shareholder of our company, David Aubel, converted the full amount of a $2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.  The conversion price was agreed to be a fixed number of common shares at December 31, 2007, in connection with the Shandong Jiajia reverse recapitalization transaction, accordingly, no interest expense was recognized during 2009.

On March 20, 2008 our then President and CEO, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

A summary of common shares issued during the six month periods ended June 30, 2009 and 2008 is as follows:

	No. of Shares issued during six month period ended June 30,
	2009	2008
Settlement of obligation to former President and CEO, Mr. V. Jeffrey Harrell	-	581,247
Settlement (conversion) of note payable to principal shareholder, David Aubel	-	2,864,606
Conversion 1,000,000 shares of Series A Convertible Preferred Stock	-	2,500,000
Conversion of 845,000 shares of Series B Convertible Preferred Stock	-	8,450,000
2008 Unit Offering		15,113,000
	-	29,508,853

Common Stock Purchase Warrants issued to Mr. Wei Chen

A summary of our common stock purchase warrants issued and activity during the six months ended June 30, 2009 to, Mr. Wei Chen, owner of Shandong Jiajia in connection with the Shandong Jiajia transaction is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,000,000	$0.30	1.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2009	2,000,000	$0.30	1.5	$-

Common Stock Purchase Warrants

A summary of the activity during the six months ended June 30, 2009 related to our common stock purchase warrants issued in connection with the 2008 Unit Offering and warrants issued for services is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	31,676,000	$0.46	3.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(112,500)
Outstanding at June 30, 2009	31,563,500	$0.46	3.75	-

The 31,558,500 warrants issued in connection with the 2008 Unit Offering and comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.  An additional 5,000 warrants issued for services in prior years remaining outstanding at June 30, 2009.

These warrants are exercised through the last calendar day of the month in which the fifth anniversary of the issue date occurs and are exercisable in whole or in part at any time following the issue date.

The exercise price of the warrants and the number of shares issuable upon exercise is subject pre-note adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  At anytime after the required effective date of the related registration statement the warrants are exercisable on a cashless basis, which currently is the case. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each warrant holder may have while the securities are outstanding.  This provision is waived during the final 45 days the warrants are exercisable.

NOTE 7 –RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

The following advances from related parties are used for working capital and are all unsecured, non-interest bearing and repayable on demand.

At June 30, 2009 and December 31, 2008, we owed $109,024 and $123,458, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.

At June 30, 2009 and December 31, 2008, we owed $615,538 and $62,652, respectively, to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere").

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

At June 30, 2009 and December 31, 2008, we owed $15,904 and $183,448, respectively, to Tianjin Sincere.

In May 2009, Shandong Jiajia entered into a lease with Mr. Chen, our Chief Executive Officer, for a term of one year for office space for its Shanghai Branch in the PRC. Shandong Jiajia is paying Mr. Chen a base annual rent of approximately $43,700 for the use of such office space plus a management fee of approximately $20,440 per year.

On June 30, 2009 and December 31, 2008, due to related parties consisted of the following:

	June 30, 2009	December 31, 2008
Due to Xiangfen Chen	$109,024	$123,458
Due to Bin Liu	615,538	62,652
Due to Tianjin Sincere Logistics Co., Ltd.	15,904	183,448
Other	--	9,139
	$740,466	$378,697

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

DUE FROM RELATED PARTIES

These following advances to related parties described below are unsecured, non-interest bearing and payable on demand.

At June 30, 2009 our due from related party amounted to $805,085. This was comprised of $418,062 due from Tianjin Sincere, and $387,023 due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.

At December 31, 2008 we were owed $518,433 representing amounts due under a loan from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability.

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.

Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive income for the second quarter of 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		Restated		Restated
Net (loss) income	$137,680	$174,712	$(274,142)	$502,250
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	3,445	70,498	7,449	93,818
Total other comprehensive (loss) income, net of tax	3,445	70,498	7,449	93,818
Comprehensive Income	141,125	245,210	(266,693)	596,068
Comprehensive Income attributable to the noncontrolling interests	(74,358)	(166,355)	68,259	(405,194)
Comprehensive (loss) Income attributable to China Logistics Group, Inc.	$66,767	$78,855	$(198,434)	$190,874

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

NOTE 9 – FOREIGN OPERATIONS

The tables below presents information by operating region for the three and six months ended June 30, 2009.

	For the three months ended
	June 30, 2009		June 30, 2008
			Revenues
	Revenues	Assets	Restated	Assets
United States	$--	$6,409	$--	$558,745
People’s Republic of China	4,607,989	7,070,177	8,018,987	6,680,959
Totals	$4,607,989	$7,076,586	$8,018,987	$7,239,704

	For the six months ended
	June 30, 2009		June 30, 2008
			Revenues
	Revenues	Assets	Restated	Assets
United States	$--	$6,409	$--	$558,745
People’s Republic of China	7,806,561	7,070,177	14,792,200	6,680,959
Totals	$7,806,561	$7,076,586	$14,792,200	$7,239,704

NOTE 10 – CONTINGENCIES AND COMMITMENTS

The table below presents our commitments for our various office leases in the U.S. and China for the years ended December 31, 2009 and thereafter:

Period	Total
Period Ended December 31, 2009	$121,000
Period Ended December 31, 2010	48,000
Period Ended December 31, 2011	23,000
Period Ended December 31, 2012	23,000
Period Ended December 31, 2013	23,000
Thereafter	--
$238,000

As a result of the September 24, 2008 complaint filed by the SEC against us and Messrs. Harrell and Aubel as described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction, among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B).

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009   – Continued

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

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the SEC for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to acquire, through a reverse recapitalization, a 51% interest in Shandong Jiajia.

NOTE 11 – SUBSEQUENT EVENTS

    In accordance with SFAS 165 "Subsequent Events", we have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through August 19, 2009.

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

We maintain our financial records and report on a calendar year basis, as such the three month period ending June 30, is our second quarter. The year ended December 31, 2008 is referred to as “2008” and the year ending December 31, 2009 is referred to as “2009”.
OVERVIEW

Beginning in 2003, we sought to position our company within the entertainment and home broadband marketplace to develop our MediaReady™ product line and provide products and services in the converging digital media-on-demand, enhanced home entertainment and emerging interactive consumer electronics markets. We were, however, unable to successfully penetrate these markets, due in great part to our limited financial resources. In the fourth quarter of 2007 our management elected to pursue an acquisition of an operating company in an effort to improve shareholder value.

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia, a non-asset based international freight forwarder. This transaction was accounted for as a capital transaction, effected through a reverse recapitalization.  Primarily all of our operations are conducted through our 51% owned subsidiary, Shandong Jiajia.  .

Shandong Jiajia is seeking to develop new business opportunities by utilizing new shipping routes and expanding its scope of services to provide a full suite of comprehensive logistics management solutions. Shandong Jiajia management believes that it they are able to expand their logistics management solutions business and gain market share they will be able to obtain more container space thereby increasing potential revenues and improving margins. We believe that if Shandong Jiajia is  able to ship a larger volume of products, it will be able to negotiate a more favorable rate from its vendors and suppliers and ultimately improve profit margins.

In expanding these operations, Shandong Jiajia faces the challenges of:

•	a struggling global economy;
•	effective consolidation of resources among relatively independent affiliates;
•	maintaining the balance between the collection of accounts receivable and the extension of longer credit terms offered to its current and prospective clients in an effort to boost sales; and
•	its ability to effectively handle the increases in costs due to lower shipping volumes as a result of weak demand for import and exports in the PRC.

Our revenues for the three and six months ended June 30, 2009 declined substantially from the comparable periods in 2008 as a result of the global economic slowdown which has resulted in a decrease in exports from the PRCto other countries. During the remainder of 2009 and beyond, we face a number of challenges in growing our business as a result of this economic slowdown. We cannot predict when global economic conditions will improve and exports from China will begin to reach 2008 levels. Until such time, we anticipate continued weak demand within our shipping business which will translate to lower revenues that comparable 2008 periods and reduced margins.

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

Our Performance

Total revenues for the second quarter of 2009 totaled $4.6 million compared to $8.0 million during the second quarter in 2008 and $7.8 million for the six months of 2009 compared to $14.8 million for the six months of 2008. The decreases over the prior comparable periods for the second quarter of approximately 43% and approximately 47% for the six months ended June 30, 2009, were mainly due to the global economic slowdown which has adversely affected the demand for Chinese sourced raw materials and finished goods with a related reduction in demand for transportation services. Our gross profit for the second quarter of 2009 totaled $314,862 compared to $456,986 in the second quarter of 2008, and $223,845 for the six months of 2009 compared to $714,469 million for the six months of 2008. This decrease in our profit margin was mainly due to higher shipping costs due to decreased volumes. Our net income attributable to China Logistics Group, Inc. for the second quarter of 2009 increased over the second quarter of 2008 by approximately 52% totaling $65,010. For the six months ended June 30, 2009 our net loss was $202,233 compared to our net income during the comparable period in 2008 $143,027. Our year to date net loss was mainly due to the overall decline in our revenues and our inability to cut costs in proportion to this decline.  Demand for the transportation services we provide is dependant primarily on the global demand for Chinese sourced goods and materials which has been negatively affected by the overall global economic slowdown.

Our Outlook

We have witnessed a severe downturn in the demand for shipping services since the latter half of 2008 due to the continued weakness in the global economy and the effects on demand for Chinese sourced raw materials and finished good. Current shipping volume has, however, increased over the first quarter of 2009 and show signs of recovery. While we have taken, and will continue to take, steps to minimize the negative financial impact of reduced shipping volumes, we are unable to predict when demand for our services will increase to the levels previously achieved.

Presentation of Financial Statements. The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our notes to the consolidated financial statements included in this Form 10-Q. In addition, we have restated our financial statements for the year ended December 31, 2008 and the six months ended June 30, 2008 as discussed in “Note 2- Restatement of Financial Statements and Basis of Presentation” included in the notes to our financial statements included in this report.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008:

	Three months ended June 30,
	2009	2008	$ Change	% Change
		Restated
Sales	$4,607,989	$8,018,987	$(3,410,998)	-43%
Cost of Sales	4,293,127	7,562,001	(3,268,874)	-43%
Gross Profit	314,862	456,986	(142,124)	-31%
Total Operating Expenses	206,615	127,814	78,801	62%
Income (Loss) from Operations	108,247	329,172	(220,925)	-67%
Total Other Income	35,747	(84,590)	120,337	-142%
Net Income (Loss) attributable to China Logistics Group, Inc.	$65,010	$42,901	$22,019	52%

	Six months ended June 30,
	2009	2008	$ Change	% Change
		Restated
Sales	$7,806,561	$14,792,200	$(6,985,639)	-47%
Cost of Sales	7,582,716	14,077,731	(6,495,015)	-46%
Gross Profit	223,845	714,469	(490,624)	-69%
Total Operating Expenses	526,617	34,266	492,351	1437%
Income (Loss) from Operations	(302,772)	680,203	(982,975)	-145%
Total Other Income	36,770	(100,295)	137,065	-137%
Net Income (Loss) attributable to China Logistics Group, Inc.	$(202,233)	$143,027	$(345,260)	-241%

OTHER KEY INDICATORS

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Other Key Indicators:
Cost of sales as a percentage of revenues	93%	94%	97%	95%
Gross profit margin	7%	6%	3%	5%
Total operating expenses (income) as a percentage of revenues	4%	2%	7%	0.2%

Sales

Sales for the second quarter of 2009 decreased approximately 43% compared to the second quarter of 2008 and approximately 47% for the six months ended June 30, 2009 from the comparable period in 2008. This sharp decline continues a trend which began during the latter half of 2008. Sales in the first half of 2008 were increasing, primarily due to a planned expansion of services made possible through the input of capital from our 2008 Unit Offering completed in April 2008.  Revenues peaked in the second quarter of 2008 at approximately $13 million.  The fourth quarter of 2008 showed a sharp decline in revenues to approximately $7.8 million, representing a 27%, quarter-over-quarter decline compared to the third quarter of 2008.  These declines are a result of a reduction in demand for transportation services due to a reduction in demand for Chinese sourced raw materials and finished goods in light of the weak global economy.

Cost of Sales and Gross Profit

During the second quarter of 2009, our cost of sales as a percentage of our revenues decreased by approximately 1% from the second quarter of 2008, while we experienced an increase of approximately 2% for the six months ended June 30, 2009 over the comparable period in 2008. This slight year to date increase was primarily due to higher shipping costs as a percentage of related revenue due to lower shipping volumes.

While we are essentially a service organization, not dependent on capital intensive assets, sharp declines in revenues significantly impact our margins.  Efforts to cut costs as a percentage of revenues by obtaining efficiencies through economies of scale have been hampered by the significant reduction in revenues and increased costs of shipping lower quantities over which we have no control.  We are continuing to explore ways to reduce costs that we have control over where possible and believe these steps will improve or minimize the decline in our gross margins.

Total Operating Expenses

Total operating expenses during the second quarter of 2009 increased approximately 62% over the second quarter of 2008, compared to an increase of $492,351 for the six months ended 2009 over the six months in 2008.  Included in the increase in total operating expenses during the 2009 periods were increases of approximately 40% and 21% in selling, general and administrative expenses from the comparable periods in 2008.  Selling, general and administrative expenses include legal and professional fees associated with increased public reporting activity for preparation of our pending registration statement and restatement of prior period financial statements and increases in compensation paid to our employees.  This increase was also impacted by the opening of our new sales office in Lianyungang which expenses were not included in comparable periods in 2008. In addition,  our operating expenses during the six months ended June 30, 2008 were impacted by a bad debt recovery of $401,743.

The recovery of bad debt recognized in the first quarter 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated. The adjustment was not repeated in 2009.

Net Income (Loss) attributable to China Logistics Group, Inc.

Our net income attributable to China Logistics Group, Inc.for the second quarter of 2009 increased approximately 52% over the second quarter of 2008. For the six months ended June 30, 2009 our net loss was $202,233 compared to our net income of $143,027 during the comparable period in 2008. Our year to date net loss was mainly due to the overall decline in our revenues and our inability to cut costs in proportion to this decline.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support our current and future operations, satisfy our obligations and otherwise operate on an ongoing basis.

At June 30, 2009, we had working capital of $1.4 million compared to $1.7 million at December 31, 2008.  This decline, of approximately 15%, was due primarily to operational losses between the periods.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, and accumulated deficit.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 Unit Offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital.  In addition, we have recognized a liability in the amount of $1,597,000 provided for under the terms of the registration statement entered into in connection with our 2008 Unit Offering.  Additionally, we may be subject to potential disgorgement and prejudgment interest penalties in connection with the SEC’s September 24, 2008 complaint filed against us and Mr. Harrell and Mr. Aubel as described in Note 10 – Contingencies to the Notes to Unaudited Consolidated Financial Statements for the quarter ended June 30, 2009.

From time to time we borrow funds from, and lend funds to, related parties as described later in this section.  For the six months ended June 30, 2009, the repayments of these advances from related parties, net of funds advances to us, has resulted in a decrease of $75,117 in our working capital.  We believe our current level of working capital and cash generated from operations will be sufficient to meet our cash requirements and potential obligations in 2009.

The terms of our 2008 Unit Offering contain certain restrictive covenants and the overall softness in the capital markets could hinder our ability to raise additional capital as needed.  We do not have any commitments for additional capital and there are no assurances that should we seek to raise additional capital that we will be successful.  If we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on acceptable terms, these failures would have a material adverse effect on our business, results of operations and financial condition.

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the sharp decline in our revenues, we have reduced the controllable portions of our cost of sales where possible.  These efforts have resulted in a positive gross profit for the second quarter of 2009.  We believe our cost reduction program is having the desired results and should return the Company to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future. We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

Net cash used in operating activities in the first half of 2009 totaled $844,463 compared to $1.3 million for the comparable period in 2008.  In 2009 cash used in operations was mainly due to our net loss of $202,233, an increase in our accounts receivable of $502,824, an increase in prepaid expenses and other current assets of $136,762, and an increase in advances to vendors of $134,513. These increases were partially offset by an increase in our other accruals and current liabilities of $260,601 and an increase in our accounts payable of $11,170.

Net cash used in operating activites of $1.3 million in 2008 was mainly comprised of $2.7 million decrease in our accounts payable, a decrease in our allowance for doubtful accounts of $401,743, and an increase in prepaid expenses of $639,239. These were partially offset by our net income of $143,027, a decrease in accounts receivable of $1.2 million, and an increase in advances from customers of $926,775.

Cash used in investing activities during the first half of 2009 in the amount of $286,652 resulted primarily from advances to related party, a short term loan in the amount of $1,614,000 that was made and then repaid, compared to cash used in 2008 for capital expenditures of $5,824. On March 31, 2009 Shandong Jiajia lent $1,614,000 to Shanghai Yudong Logistics Co., Ltd., a strategic partner. This unsecured loan was lent on a 21-day term bearing no interest and was timely repaid in April 2009.

Cash provided by financing activities during the first six months of 2009 in the amount of $361,769 was comprised of $552,886 in advances from related parties, partially offset by $191,113 in repayment of amounts due to related parties, compared to $3.5 million provided in 2008. The decline in net cash provided by financing activities for the six months ended June 30 2009 was attributable to an absence of fund raising associated with a convertible note - related party and our 2008 Unit Offering that occurred in the prior period, partially offset by changes in related party advances and repayment of such advances. In 2008 cash provided by financing activities was mainly due to net proceeds of $3.4 million from our 2008 Unit Offering.

We maintain cash balances in the United States and China. At June 30, 2009 and December 31, 2008, our cash by geographic area was as follows:

	June 30, 2009		December 31, 2008
United States	$6,409	1%	$201,605	6%
China	2,389,060	99%	2,954,757	94%
	$2,395,469	100%	$3,156,362	100%

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

The following tables provide certain comparative information based on our consolidated balance sheets at June 30, 2009 as compared to December 31, 2008:

	June 30, 2009	December 31, 2008	$ Change	% Change
Cash	$2,395,469	$3,156,362	$(760,893)	-24%
Accounts receivable, net	3,240,638	2,739,173	501,465	18%
Other Receivables	446,374	298,442	147,932	50%
Due from related parties	805,085	518,433	286,652	55%
Total current assets	7,040,419	6,741,920	298,499	4%
Total assets	7,076,586	6,786,064	290,522	4%

Accounts payable - trade	1,810,476	1,752,862	57,614	3%
Accrued registration rights penalty	1,597,000	1,597,000	-	0%
Advances from customers	1,035,847	1,133,283	(97,436)	-9%
Due to related parties	740,466	378,697	361,769	96%
Total current liabilities	5,600,910	5,043,693	557,217	11%

Total current assets increased 4% at June 30, 2009 from December 31, 2008 primarily due to an increase in other receivables as described below, net accounts receivable and due from related parties reflected slower pay cycles from our customers and strategic partners, partially offset by our 24% decrease in cash.

Total current liabilities increased 11% at June 30, 2009 from December 31, 2008 primarily due to an increase in our trade accounts payable and due to related parties as further described below, partially offset by a decrease in advances from customers.

       Other receivables at June 30, 2009 were $446,374 and was comprised of $317,715 that was advanced to other entities with which we have a strategic or other business relationship with, $38,716 reflecting a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us and $59,890 in deferred expenses.

At June 30, 2009 and December 31, 2008, we owed $109,024 and $123,458, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.

Due from related parties at June 30, 2009 totaled $805,085, an increase of $286,652 over the December 31, 2008 balance. The balance is comprised of $418,062 due from Tianjin Sincere, and $387,023 due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.

At December 31, 2008 we were owed $518,433 due under a loan from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability.

These advances to related parties described above are unsecured, non-interest bearing and payable on demand and were loaned to related parties for working capital purposes.

Due to related parties increased approximately 96% at June 30, 2009 from December 31, 2008.  We obtain advances from related parties for working capital purposes, such advances bear no interest and are payable on-demand. The increase in due to related parties is due to the following:

•
At June 30, 2009 and December 31, 2008, we owed $109,032 and $123,458, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.  Such amounts are included in due to related parties.

•
At June 30, 2009 and December 31, 2008, we owed $615,538 and $62,652, respectively, to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere").

•
At June 30, 2009 and December 31, 2008, we owed $15,904 and $183,448, respectively, to Tianjin Sincere. These loans are unsecured, non-interest bearing and repayable on demand and are included in due to related parties.

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

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's location if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

In March 20, 2008 under the terms of our agreement with Shandong Jiajia:

•	We satisfied $448,985 of accrued compensation due our then president and CEO, Mr. Jeffrey Harrell, through the issuance of 581,247 shares of our common stock.
•	We converted a $2,521,380 note payable due a principal shareholder of our company, Mr. David Aubel, into 2,864,606 shares of our common stock.

           These transactions had the effect of reducing our liabilities at June 30, 2008 as compared to December 31, 2007.

Commitments

The table below presents our commitments for our various office leases in the U.S. and China for the years ended December 31, 2009 and thereafter:

Period	Total
Period Ended December 31, 2009	$121,000
Period Ended December 31, 2010	48,000
Period Ended December 31, 2011	23,000
Period Ended December 31, 2012	23,000
Period Ended December 31, 2013	23,000
Thereafter	--
$238,000

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

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification, or FASB ASC. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expect SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“FSP APB 14-1)  . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optiona1l conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of fiscal 2009. We have evaluated the requirements of APB 14-1 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have evaluated the requirements of SFAS 161 and it had no impact on the preparation of our consolidated financial statements as of June 30, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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
•
uncertainties related to PRC regulation relating to acquisitions of PRC companies by foreign entities that could restrict or limit our ability to operate, and could negatively affect our acquisition strategy; and

•	PRC regulations related to our loans and advances.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2009, the end of the period covered by this report (the “Evaluation Date”).  Our management, solely being our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2009 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

These material weaknesses at December 31, 2007 and in the subsequent 2008 periods continue at June 30, 2009. To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting to correct these material weaknesses before. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.  During the quarter ended June 30, 2009 we have not made any significant progress towards our planned remediation efforts.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 1A.  RISK FACTORS.

Loans and advances may be subject to PRC regulations.

We currently have several company loans and advances to third parties and we may continue to make loans or advances to third parties for strategic and other business related purposes. PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans and advances void, require the forfeiture of any interest paid (although our loans and advances are interest free) and levy fines or other penalties upon the parties involved, among other remedies.

Other than the risk factor included above, there have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009 (18)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2009	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)