Form 10-K/A
period 2008-12-31
China Logistics Group Inc
filed 2009-09-29
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-K/ A
(Amendment No. 1)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China	200011
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86-21-63355100
7300 Alondra Boulevard, Suite 108, Paramount, California 90723
(Former name, former address and former fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

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

Explanatory Paragraph

China Logistics Group, Inc. (“we”, “us”, “our”, or the “Company”) is filing this amendment No.1 to amend our Annual Report on Form 10-K for the year ended December 31, 2008 filed on May 18, 2009 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets as of December 31, 2008 and December 31, 2007 and our consolidated statements of cash flows for the year ended December 31, 2008.

The balance sheet at December 31, 2008 was restated to properly record the changes in the components of equity as a result of the reverse recapitalization transaction with Shandong Jiajia completed December 31, 2007.

Additionally, the Company has restated and expanded the disclosures in our consolidated statements of cash flows for the year ended December 31, 2008 to correct and better describe advances from, and repayments of, advances from related parties.

Further, the consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended December 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions,

Corrections made as of December 31, 2007 included:

•	the recognition of the Company’s capital transaction with Shandong Jiajia resulting in a 51% interest in Shandong Jiajia implemented through a reverse recapitalization;
•	the recognition of an agreement to issue 450,000 shares of Series B preferred stock with a fair value of $3,780,000;
•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal shareholder, Mr. David Aubel;
•	the restatement of historical balance sheets and related disclosures to give retraction effort to a 1 for 40 reverse stock split completed on March 11, 2008;
•	the recognition of an accrued for certain professional fees, totaling $141,800 in expense, which were erroneously omitted; and
•
The adjustment of the initially reported carrying values of assets and liabilities of MediaReady, Inc, as of December 31, 2007, the effective date of the reverse recapitalization transaction with Shandong Jiaija.

Additional information on the effect of the correction in our financial statements as a result of this most recent restatement is contained in Note 2 – Restatement of Financial Statements and Basis of Presentation appearing elsewhere in this report.

As a result of these additional corrections to our financial statements and related disclosures for the years ended December 31, 2008 and December 31, 2007, we are filing this Amendment No. 1 to our Form 10-K to reflect additional changes to our financial statements necessitated by these restatements.  We have also made certain changes in the disclosure in response to comments from the staff of the Securities and Exchange Commission.

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

	• Item 9A (T)	Controls and Procedures.
Part III
	Item 10.	Directors, Executive Officers and Corporate Governance.
	Item 11.	Executive Compensation
	Item 13.	Certain Relationships and Related Transacations.

This Form 10-K/A (Amendment No. 1) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 1) consist of all other items originally contained in our Form 10-K for the year ended December 31, 2007 as filed on May 18, 2008. This Form 10-K/A (Amendment No. 1) supersedes in its entirety our Annual Report on Form 10-K for the year ended December 31, 2008 filed on May 18, 2008.

- i -

- ii -

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

- iii -

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

Prior to our  reverse recapitalization transaction involving Shandong Jiajia, our historical business model from 2003 to 2007 was to provide products and services in the home entertainment and media-on-demand marketplace.  We produced and distributed interactive consumer electronics equipment to provide streaming digital media and video on demand (“VOD”) services. While we devoted significant time and resources to the development of this business model, significant competition in our target segment prevented our continued success. Like many small public companies, we encountered significant difficulties in raising adequate capital while at the same time professional fees associated with our reporting obligations under Federal securities laws continued to increase.

On December 31, 2007 we entered into a transaction with the owners of Shandong Jiajia International Freight & Forwarding Co., Ltd. (“Shandong Jiajia”), whereby we acquired a 51% interest in that entity in exchange for a combination of cash and equity.  For accounting purposes, we treated this transaction as a capital transaction, effected through a reverse recapitalization with Shandong Jiajia being the accounting acquirer and the Company being the legal survivor; this transaction is described in greater detail later in this section under “History of our Company”.  Shandong Jiajia’s operations now constitute 100% of the operations of the Company.  The decision to enter into the transaction with Shandong Jiajia was heavily influenced on its geographic location.  Our management believed a freight forwarder based in China would be in a position to take advantage of economic growth while our status as a U.S. public company could provide access to the capital markets for investment capital to expand the freight forwarding operations and thus enable the newly merged entity to compete more effectively.  There are no assurances, however, that these assumptions will prove correct.

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

We are a designated agent of several cargo carriers including Nippon Yusen Kaisha (“NYK Line”), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (“RCL”), and Compaснa Sud Americana de Vapores (“CSAV”).  We are also a member in the China Cargo Alliance (CCA), an independent network of air and sea freight forwarders serving international trade of China. Currently CCA has 120 members including 80 overseas forwarders operating in 53 countries and 40

Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order as a service fee. If agents choose to purchase the shipping spaces reserved by Shandong Jiajia, the profits from the order are evenly shared between agents and our company.

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

History of our Company

We were incorporated in the State of Florida in March 1999 originally under the name ValuSALES, Inc. to create a single-source Internet solutions company providing internet and technology products and services to various sized customers.  We had no operations until July 1999 when we purchased assets consisting of property and equipment and inventory for an aggregate purchase price of $75,000.  In December 1999, we sold shares of our common stock and used the proceeds to acquire September Project II Corp., an inactive entity. For accounting purposes, the  transaction was treated as a capital transaction rather than a business combination. In conjunction therewith, we merged with September Project II Corp. with that entity as the surviving entity named ValuSALES.com, Inc. Following this transaction, we provided Internet and technology products and services for clients ranging from small to medium sized customers looking for a solution to develop and integrate a web site, advertising and marketing, technology products, and streaming video into their business. Our divisions included e-business solutions, marketing and advertising, streaming video technology, and Internet mortgage banking.  In November 2001 we changed our name to Video Without Boundaries, Inc.

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

Shandong Jiajia was initially identified as a PRC based company in search of capital to expand its operations by Mr. Weidong Wang.  Mr. Wang, who had a business relationship with Dragon Venture (Shanghai) Capital Management Co., Ltd., brought the company to the attention of that entity that in turn brought it to the attention of Capital One Resource Co., Ltd.  Thereafter, China Direct, Inc. assisted us with the negotiations with Messrs. Chen and Liu, the principals of Shandong Jiajia, and under the terms of a December 31, 2007 consulting agreement it agreed to provide translation services as well as advice on the restructure of our balance sheet, and coordinated the efforts of legal, accounting and auditing service providers related to the completion of the  reverse recapitalization transaction involving Shandong Jiajia.  The definitive terms of the transaction were reached after negotiations by us with Messrs. Chen and Liu.  Messrs. Chen and Liu, who were unrelated parties to us prior to the transaction, are unrelated parties to both China Direct, Inc. and Capital One Resource Co., Ltd.

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia and its sole shareholders Messrs. Hui Liu and Wei Chen, pursuant to which we acquired a 51% interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and we agreed contribute $2,000,000 to increase the registered capital of Shandong Jiajia subject to:

•	the prior receipt of all regulatory approvals and licenses from the necessary governmental agencies in China related to this transaction , and
•	the receipt of two years of audited financial statements of Shandong Jiajia together with the interim period for the nine months ended September 30, 2007.

        For accounting purposes, we treated this transaction as a capital transaction, effected through a reverse recapitalization with Shandong Jiajia being the accounting acquirer and the Company being the legal survivor.

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

In connection with the  reverse recapitalization transaction with Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.  In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement with Sha n dong Jiajia was amended to provide that as additional consideration we issue Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year stock purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

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

On December 31, 2007 we entered into an agreement to acquire a 51% interest in Shandong Jiajia. Following this transaction which was treated as a reverse  recapitalization for accounting purposes, the business and operations of Shandong Jiajia represent all of our business and operations.  The original owners of Shandong Jiajia continue to own the remaining minority interest, and since July 2008, have served as our sole executive officers and directors. Our acquisition of Shandong Jiajia provides various challenges for our company, including, among others:

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

RISKS RELATED TO HOLDING OUR SECURITIES

THE EXERCISE OF OUTSTANDING WARRANTS AND THE POSSIBLE CONVERSION OF OUR SERIES B CONVERTIBLE PREFERRED STOCK WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

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

•	31,676,000 shares of our common stock issuable upon the exercise of common stock purchase warrants at an exercise price of $.35 per share to $52.00 per share; and
•	2,000,000 stock purchase warrants exercised at $0.30 per share.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time.  Assuming we do not issue any additional shares of our common stock, the issuance of the shares of common stock underlying the Series B Convertible Preferred Stock will increase our issued and outstanding by approximately 13%.  In the event of the exercise of the warrants, the number of our outstanding common stock will increase by almost 100% and will have a dilutive effect on our existing shareholders.  In addition, because warrants to purchase an aggregate of 31,676,000 shares of our common stock are exercisable on a cashless basis, if the cashless exercise feature was to be used by the holder, while we would issue a fewer number of shares of common stock we would not receive any proceeds for these issuances.

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

ITEM 2.                      PROPERTIES.

We lease 668 square feet of office space from an unrelated third party at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723 for a two-year term expiring April 30, 2010. This office serves as our United States office.  The monthly rate for the facility and comprehensive, bundled service package is $5,000, which includes the shared use of staff who answers telephone inquiries together with all costs associated with voice and data communications, office furniture, supplies, equipment and utility services. This office is used to receive inquiries we receive in the U.S. and communicate these inquiries to our China offices. Other than these contracted services provided to us we do not conduct any business from this U.S. office.   We have not determined if we will renew this arrangement when the current term expires.

Our China headquarters occupy approximately 1,776 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on December 31, 2009. The annual rent is approximately $20,346 (RMB 150,562). We expect to renew this lease upon expiration upon similar terms.

We also rent various office spaces throughout China as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease

Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,440 (RMB 140,622)	May 31, 2009
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	$0	December 31, 2009
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (3)	1,184	$4,054 (RMB 30,000)	$0	March 15, 2010
Tianjin Branch, Tianjin City (4)	3,014	$21,962 (RMB 150,000)	$0	May 31, 2013

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

Our current management had no knowledge of Messrs. Harrell and Aubel’s improper conduct as alleged in the complaint which relate to their actions prior to 2007 involving us when our company was known as Video Without Boundaries, Inc. In December 2007, control of our company, which at the time had changed its name to MediaREADY, Inc., was acquired by principals and other parties unrelated to Messrs. Harrell and Aubel in connection with the  reverse recapitalization transaction and financing of Shandong Jiajia. After the acquisition of a 51% interest in Shandong Jiajia, we changed our name to China Logistics Group, Inc. Messrs. Harrell and Aubel remain minority shareholders of our company.

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

In connection with the  reverse recapitalization transaction  with Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year stock purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The accompanying consolidated financial statements contain the audited balance sheet at December 31, 2007, statement of operations and statements of stockholders’ equity (deficit) which have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse recapitalization , effective December 31, 2007.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the consolidated statements of operation, consolidated statement of stockholders’ equity (deficit) and consolidated statements of cash flows prior to December 31, 2007, are those of Shandong Jiajia.3

The capital structure following the transaction differs from the historical capital structure of Shandong Jiajia in that shareholders’ equity of the combined enterprise is presented based on the historical equity of the accounting acquirer (Shandong Jiajia) prior to the merger retroactively restated to reflect the number of shares received in the transaction.

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

The recovery of bad debt recognized in 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated.

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

Earnings per share presented for the years ended December 31, 2007 have been restated due to the reverse  recapitalization transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse  recapitalization transaction.

	Year ended December 31,
	2008	2007
Numerator:	Restated	Restated
Net income (loss) applicable to common stockholders (A)	$(2,086,618)	$275,630

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	26,823,216	13,697
Denominator for diluted earnings per share
Treasury Stock method
Stock purchase warrants	-	1,871,245
Series A and B Convertible Preferred Stock	-	3,732,192

Adjusted weighted average shares outstanding (C)	26,823,216	5,617,192

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.08)	$20.12
Earnings per share- diluted (A)/(C)	$(0.08)	$0.05

Potentially issuable shares at December 31, 2008 and 2007 which were anti-dilutive and not included in diluted earnings per share included:

	Year ended December 31,
	2008	2007
	Restated	Restated
Warrants issued to Mr. Chen	2,000,000	-
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	-
Series B Convertible Preferred Stock	4,500,000	-
	38,176,000	117,500

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

Results of Operations

The following table provides certain comparative information based on our consolidated results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31, 2008	Year ended December 31, 2007	$ Change	% Change
	Restated	Restated
Sales	$35,561,833	35,298,453	$263,380	1%
Cost of Sales	34,552,938	34,036,196	516,742	2%
Gross Profit	1,008,896	1,262,257	(253,361)	20%
Total Operating Expenses	1,003,330	678,177	325,153	48%
Income (Loss) from Operations	5,566	584,080	(578,514)	99%
Total Other Income (Loss)	(1,666,094)	13,575	(1,679,669)	N/M
Net Income (Loss)	(2,086,618)	$275,630	$(2,362,248)	857%
Comprehensive income (loss)	$(2,047,723)	$46,654	$(2,094,377)	4,489%

N/M- Not Meaningful

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

While operating expenses increased in total, operating expenses as a percentage of sales for Shandong Jiajia decreased to 1% during the current year from 2% during the prior year.  This decrease is primarily attributable to increased efficiencies in the operating structure of Shandong Jiajia on an annualized basis.  Additionally, during 2008 we recognized one-time recovery of bad debt of approximately $400,000 for which there was no comparable gain in 2007.  If we had not recovered this amount, our operating expenses would have increased approximately $725,000 or 10%.   The recovery of bad debt recognized in 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated.

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the sharp decline in our revenues, we plan to reduce the controllable portions of our cost of sales where possible.  We anticipate these efforts to result in a positive gross profit in the future year.  We believe our cost reduction program can have the desired result and should assist to return the Company to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future.

If our cost reduction efforts related to our cost of sales are not successful to a level which enables us to generate sufficient cash flows from operations to fund our needs we may need to raise additional working capital.  We do not have any commitments for any additional capital and both the terms of our 2008 Unit Offering which contain certain restrictive covenants and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.   We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

The following table provides certain selected balance sheet comparisons between December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007	Increase/ Decrease
	($)	($)	($)	% Change
	Restated	Restated
Cash	$3,156,362	$1,121,605	$2,034,757	181%
Accounts receivable, net	2,739,173	3,131,831	(392,658)	(13%)
Accounts receivable - related party	-	7,000	(7,000)	(100%)
Due from related parties	518,433	511,435	6,998	1%
Prepayments and other current assets	327,951	328,065	(114)	N/M
Total current assets	$6,741,920	$5,099,936	$1,641,984	32%

Cash overdraft	$-	$12,633	$(12,633)	(100%)
Accounts payable - trade	1,752,862	3,608,885	(1,856,023)	(51%)
Accrued compensation - related party	-	446,985	(446,985)	(100%)
Other accruals and current liabilities	1,743,953	485,101	1,258,852	260%
Convertible note payable/related party	-	2,373,179	(2,373,179)	(100%)
Advances from customers	1,133,283	683,436	449,847	66%
Due to related parties	378,697	229,252	149,445	65%
Foreign tax payable	34,897	36,117	(1,219)	(3%)

Total current liabilities	$5,043,693	$7,875,588	$(2,831,895)	(36	% )

N/M – Not Meaningful

We maintain cash balances in the United States and China. At December 31, 2008 and December 31, 2007, our cash by geographic area was as follows:
	December 31, 2008		December 31, 2007
United States	$201,605	6%	$215	0.02%
China	2,954,757	94%	1,121,390	99.98%
	$3,156,362	100%	$1,121,605	100%

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

Net cash used in investing activities for the year ended December 31, 2008 decreased $389,200 from the comparable period in 2007.  This decrease is primarily due to the decrease in advances to related parties of $6,998 in 2008 compared to $433,444 in 2007, partially offset by increases in funds used for capital expenditures .  In both periods funds used for capital expenditures related to addition s of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2008 was primarily attributable to proceeds from our 2008 Unit Offering, net of expenses.    Additionally, in 2008 we received advances from related parties of $256,879 which were offset by repayments of advances to related parties of $105,794 during the year.  During 2008, we also received proceeds under a convertible note agreement from Mr. David Aubel, a related party.  While not reflected in the statement of cash flows due to the accounting treatment of the reverse recapitalization effective December 31, 2007, d uring the prior periods, proceeds from financing activities was attributable to loans made to us by a principal shareholder, Mr. David Aubel, which such amounts were satisfied in full in March 2008 through the issuance of 2,864,606 shares of our common stock as described elsewhere herein.

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

Subsequent to the filing of the first amendment to our 2007 Form 10-K (Amendment No. 1) on May 19, 2008, we discovered that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that we: (i) accounted for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia transaction , and (iii) account for certain costs related to the Shandong Jiajia transaction as costs directly associated with the recapitalization .

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

Further, in our 2008 interim reports, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, and (iv) failed to recognize an accrued loss of $1,597,000 due under a registration payment arrangement entered into in connection with the Company’s financing completed in April 2008.  We have also amended our Annual Report on Form 10-K as originally filed by this amendment to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the reverse recapitalization transaction and its effects on equity, and (ii) we did not properly classify and present cash flows related to advances from, and repayments of advances from related parites.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our U.S. representative offices at 7300 Alondra Boulevard, Suite 108, Paramount, CA  90723, Attention: Corporate Secretary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of Securities Underlying Unexercised options (#) unexercisable (c)	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned options (#) (d)	Option Exercise price ($) (e)		Option Expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
V. Jeffrey Harrell	—	—	—		—	—	—	—	—	—
Hiu Liu	—	—	—		—	—	—	—	—	—
Wei Chen	----	—	—	$	---	----	—	—	—	—

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

The intrinsic value of each advance is the difference between the conversion price to which Mr. Aubel was entitled and the fair value of the Company’s common stock on the commitment date (the date the funds were advanced) multiplied by the number of shares to which Mr. Aubel was entitled. A summary of the funds advanced and intrinsic value of each advance commencing December 3, 2005, is as follows:

	Funds	Intrinsic
	Advanced	Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	223,300
Totals	$2,912,532	$4,368,797

The intrinsic value of the shares actually paid to Mr. Aubel represents the difference between the conversion price to which Mr. Aubel was entitled and the fair value of the Company’s common stock on the date of conversion multiplied by the number of shares converted by Mr. Aubel.  A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for the periods beginning December 3, 2005 through final settlement on March 20, 2008 is as follows:

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

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007:

	2008	2007
	Restated	Restated
Audit Fees	$72,000	$65,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	18,000
Total	$72,000	$83,000

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

PART IV

ITEM 15.                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

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

China Logistics Group, Inc.

Date: September 25, 2009	By: /s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 25, 2009
Wei Chen
/s/ Wei Chen	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2009
Wei Chen
/s/ Hui Liu	Director	September 25, 2009
Hui Liu

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

We also audited the adjustments described in Note 2 that were applied to restate the year ended December 31, 2007 and 2008 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
May 18, 2009
(Except as to Note 2 as to the effects of the Restatement of the Financial Statements as to which the date is September 25, 2009)

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
	Restated	Restated
ASSETS
Current assets:
Cash	$3,156,362	$1,121,605
Accounts receivable, net	2,739,173	3,131,831
Accounts receivable - related party	-	7,000
Due from related parties	518,433	511,435
Prepaid expense and other current assets	327,952	328,065
Total current assets	6,741,920	5,099,936

Property and equipment, net	44,144	42,336
Total assets	$6,786,064	$5,142,272
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$12,633
Accounts payable - trade	1,752,862	3,608,885
Accrued compensation - related party	-	446,985
Accrued registration rights penalty	1,597,000	-
Other accruals and current liabilities	146,953	485,101
Convertible note payable/related party	-	2,373,179
Advances from customers	1,133,283	683,436
Due to related parties	378,697	229,252
Foreign tax payable	34,898	36,117

Total current liabilities	5,043,693	7,875,588

Minority interest	794,886	601,028
Shareholders' deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock - 1,000,000 shares issued
and oustanding at December 2007	-	1,000
Series B Convertible Preferred Stock - 450,000 and 1,295,000 shares
issued and oustanding at December 31, 2008 and 2007, respectively	450	1,295
Common stock, $.001 par value, 500,000,000 shares authorized;
34,508,203 shares and 4,999,350 shares issued and outstanding
at December 31, 2008 and 2007, respectively	34,508	4,999
Additional paid-in capital	19,229,513	12,927,625
Accumulated deficit	(18,129,491)	(16,042,873)
Accumulated other comprehensive loss	(187,495)	(226,390)

Total shareholders' equity (deficit)	947,485	(3,334,344)
Total liabilities and shareholders' equity	$6,786,064	$5,142,272

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Years Ended December 31,
	2008	2007
	Restated	Restated
Sales	$35,561,833	$35,298,453
Cost of sales	34,552,938	34,036,196
Gross profit	1,008,895	1,262,257

Operating expenses:
Selling expenses	-	37,546
General and administrative	1,333,769	640,631
Recovery of bad debt	(330,439)	-
Total operating expenses	1,003,330	678,177
Income from operations	5,565	584,080

Other income (expenses):
Other income	15,218	13,575
Registration rights penalty	(1,597,000)	-
Non-operating bad debt expense	(85,844)	-
Interest income	1,532	-
Total other income (expenses)	(1,666,094)	13,575

Income (loss) before income taxes and minority interest	(1,660,529)	597,655
Foreign taxes	269,600	57,205
Income (loss) before minority interest	(1,930,129)	540,450
Minority interest in income of subsidiary	156,489	264,820
Net income (loss)	(2,086,618)	275,630
Other comprehensive income (loss):
Foreign currency translation adjustments	38,895	(228,976)
Comprehensive (loss) income	$(2,047,723)	$46,654

Net loss per common share per common share:
Basic	$(0.08)	$20.12
Diluted	$(0.08)	$0.05

Weighted average number of shares outstanding:
Basic	26,823,216	13,697
Diluted	26,823,216	5,617,314

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/Loss	Total
	Restated		Restated		Restated		Restated	Restated	Restated	Restated
Balance December 31, 2006	1,000,000	$1,000	120,000	$120	-	$-	$3,058,800	$(661,032)	$2,586	$2,401,474
Recapitalization for reverse merger	-	-	1,175,000	1,175	4,999,350	4,999	9,868,825	(15,657,471)	-	(5,782,472)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,976)	(228,976)
Net loss for the year	-	-	-	-	-	-	-	275,630	-	275,630
Balance December 31, 2007	1,000,000	1,000	1,295,000	1,295	4,999,350	4,999	12,927,625	(16,042,873)	(226,390)	(3,334,344)
Convertible note payable to related party converted to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)		-	2,500,000	2,500	(1,500)	-	-	-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	3,359,188
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	38,895
Net loss for the period	-	-	-	-	-	-	-	(2,086,618)	-	(2,086,618)
Balance December 31, 2008	-	$-	450,000	$450	34,508,203	$34,508	$19,229,513	(18,129,491)	$(187,495)	$947,485

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated	Restated
Net (loss) income	$(2,086,618)	$275,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	35,438	18,406
Minority interest	156,489	264,820
Allowance for doubtful accounts	(330,439)	68,149
Registration rights penalty	1,597,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	723,098	(1,227,947)
(Increase) in accounts receivable - related party	7,000	-
(Increase) decrease in other receivables	-	114,158
Decrease in other assets	-	(419)
Decrease (increase) in prepaid expenses and other current assets	114	(313,237)
(Decrease) increase in accounts payable	(1,856,023)	1,054,327
(Decrease) in other accruals and current liabilities	(338,148)	(162,440)
(Decrease) increase in taxes payable	(1,220)	27,245
Increase in advances from customers	449,848	572,877

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,643,461)	691,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,246)	(13,504)
Advances to related parties	(6,998)	(419,940)

NET CASH USED IN FINANCING ACTIVITIES	(44,244)	(433,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2008 Unit Offering	3,778,250	-
2008 Unit Offering expenses	(420,863)	-
Proceeds from convertible note payable - related party	148,200	-
Repayment of short-term financing	(12,633)	-
Advances from related parties	256,879
Repayments of advances from related parties	(105,794)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,644,039	-

EFFECT OF EXCHANGE RATE ON CASH	78,423	40,572
NET INCREASE IN CASH	2,034,757	298,697
CASH - beginning of year	1,121,605	822,908
CASH - end of year	$3,156,362	$1,121,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$34,524	$31,361
Convertible note payable converted to common stock -related party	$2,521,379	$-
Accrued compensation converted to common stock - related party	$448,985	$-

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

In connection with the  reverse recapitalization transaction with Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct, Inc. China Direct, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay Mr. Chen the additional consideration at his request because he believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  At the time of the amendment, Mr. Chen, a minority owner of Shandong Jiajia and who now serves as our Chairman, CEO and President, was General Manager of Shandong Jiajia and his continued active involvement in its operations was crucial to the integration of Shandong Jiajia into our company.  We determined that it would be in our long-term best interests to agree to Mr. Chen’s request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The finder’s fees and consulting fees were incremental to the transaction and payable contingent upon closing.  Accordingly were classified as directly related to the acquisition.  All transactions related fees were determined through arms length negotiations between the parties.

The accompanying consolidated financial statements contain the audited balance sheet at December 31, 2007, statement of operations and statements of stockholders’ equity (deficit) which have been restated to account for the acquisition of a 51% interest in Shandong Jiajia as a capital transaction, implemented through a reverse recapitalization , effective December 31, 2007.  Accordingly, the historical cost basis of the assets and liabilities of Shandong Jiajia have been carried forward and the historical information presented, including the consolidated statements of operation, consolidated statement of stockholders’ equity (deficit) and consolidated statements of cash flows prior to December 31, 2007, are those of Shandong Jiajia.3

The capital structure following the transaction differs from the historical capital structure of Shandong Jiajia in that shareholders’ equity of the combined enterprise is presented based on the historical equity of the accounting acquirer (Shandong Jiajia) prior to the merger retroactively restated to reflect the number of shares received in the transaction.

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

Balance Sheet Data December 31, 2008	As filed	Adjustment to Restate	Restated
Shareholders’ equity(deficit)
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	3,572,042	15,657,471	19,229,513
Accumulated Deficit	(2,472,020)	(15,657,471)	(18,129,491)
Accumulated other comprehensive income loss	(187,495)	-	(187,495)
Total shareholders’ equity(deficit)	947,485	-	947,485
Total liabilities and shareholders’ equity	$6,786,064	-	$6,786,064

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

Additionally, the Company has restated and expanded the disclosure in the Consolidated Statement of Cash Flows-Cash Flows from financing activities to better describe advances from, and repayments of advances from related parties.

Components of this restatement include:

Consolidated Statements of Cash Flows Data December 31, 2008	As filed	Adjustment to Restate	Restated
Cash flows from financing activities:
Proceeds from 2008 Unit Offering	3,778,250	-	3.778.250
2008 Unit Offering expenses	(420,863)	-	(420,863)
Proceeds from convertible note payable-related party	-	148,200	148,200
Repayment of short-term financing	(12,633)	-	(12,633)
Advances from related parties	299,285	(42,406)	256,879
Repayments of advances from related parties	-	(105,794)	(105,795)
Net cash provided by financing activities	3,644,039	-	3,644,039

The consolidated balance sheets, consolidated statements of operations, consolidated statement of stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended December 31, 2007 have been restated to correct the accounting treatment previously accorded certain transactions.

Corrections made as of December 31, 2007 included:

•	the recognition of the Company’s capital transaction with Shandong Jiajia resulting in a 51% interest in Shandong Jiajia implemented through a reverse recapitalization;
•	the recognition of an agreement to issue 450,000 shares of Series B preferred stock with a fair value of $3,780,000;
•	the correction of the accounting treatment accorded a convertible note payable to a related party and principal shareholder, Mr. David Aubel;
•	the restatement of historical balance sheets and related disclosures to give retraction effort to a 1 for 40 reverse stock split completed on March 11, 2008;
•	the recognition of an accrued for certain professional fees, totaling $141,800 in expense, which were erroneously omitted; and
•
the adjustment of the initially reported carrying values of assets and liabilities of MediaReady, Inc. as of December 31, 2007, the effective date of the reverse recapitalization transaction with Shandong Jiajia.

Balance Sheet Data December 31, 2007	As Filed	Adjustment to Restate	Restated
Accounts receivable – related party	$160,350	$(153,350)	$7,000
Deferred Costs	5,450	(5,450)	-
Prepayment and other current assets	338,895	(10,830)	328,065
Total current assets	5,269,566	(169,630)	5,099,936
Property and equipment, net	46,622	(4,286)	42,336
Other assets:
Intangible assets	3,912,301	(3,912,301)	-
Deposits	12,00	(12,000)	-
Total other assets	3,924,301	(3,924,301)	-
Total assets	9,240,489	(4,098,217)	5,142,272
Accounts payable – trade	4,444,825	(835,940)	3,608,885
Accrued consulting fees	3,780,000	(3,780,000)	-
Other accruals and current liabilities	343,301	141,800	485,101
Derivative liabilities	3,856,416	(3,856,416)	-
Total current liabilities	16,206,143	(8,327,555)	7,878,588
Minority interest	781,441	(180,413)	601,028
Stockholders’ deficit
Series B Convertible Preferred Stock	845	450	1,295
Common Stock, $.001 par value	199,962	(194,963)	4,999
Additional paid-in capital	20,813,099		12,927,625
Accumulated deficit	(28,535,611)		(16,042,873)
Total stockholders’ equity (deficit)	(7,747,095)	4,412,751	(3,334,344)
Total liabilities and stockholders’ deficit	9,240,489	(4,098,217)	5,142,272

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

Statement of Operations Data Year ended December 31, 2007	As Filed	Adjustment to Restate	Restated
Sales	$-	$35,298,453	$35,298,453
Cost of sales	-	34,036,196	34,036,196
Gross profit	-	1,262,257	1,262,257
Selling, general and administrative	1,317,258	(639,081)	678,177
Provision for obsolete inventory	4,138	(4,138)	-
Depreciation	8,028	(8,028)	-
Fair value of equity instruments	10,424,900	(10,424,900)	-
Bad debt expense	5,917	(5,917)	-
Total operating expenses	11,760,241	(11,082,064)	678,177
Operating income (loss)	(11,760,241)	12,344,321	584,080
Other income (expenses):
Change in fair value of derivative liability	662,899	(662,899)	-
Other income	_-	13,515	13,575
Interest expense-related party	(201,583)	201,583	-
Total other income (expense)	461,316	(447,741)	13,575
Income (loss) before income taxes and minority interest	(11,298,925)	11,896,580	597,655
Foreign taxes	-	57,205	57,205
Income (loss) before minority interest	(11,298,925)	11,839,375	540,450
Minority interest in income of subsidiary	-	264,820	264,820
Net income (Loss)	(11,298,925)	11,574,555	275,630
Foreign currency translation adjustment	-	(228,976)	(228,976)
Comprehensive income (loss)	(11,298,925)	11,345,579	46,654
Basic and Dilued income (loss) per common share:
Basic	(0.08)	0.16	0.08
Diluted	(0.08)	0.16	0.08
Weighted average number of shares outstanding:
Basic	137,686,070	(134,243,918)	3,442,152
Diluted	137,686,070	(134,196,462)	3,489,608

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

Consolidated Statement of Cash Flows Data Year ended December 31, 2007	As Filed	Adjustment to Restate	Restated
Net Income (loss)	$(11,298,925)	$11,574,555	$275,630
Depreciation	8,028	10,378	18,406
Minority Interest	-	264,820	264,820
Allowance for doubtful accounts	5,917	62,232	68,149
Provision for obsolete inventory	4,138	(4,138)	-
Stock issued for services and compensation	10,633,000	(10,633,000)	-
Stock issued under employment agreement	13,000	(13,000)	-
Stock issued under employment agreement-cancelled	(221,100)	221,100	-
Change in fair value of derivative liability	(662,899)	662,899	-
Interest in convertible note payable-related party	201,583	(201,583)	-
(Increase) decrease in accounts receivable	16,282	(1,244,229)	(1,227,947)
(Increase) decrease in accounts receivable-related party	600,000	(600,000)	-
(Increase) decrease in other receivables	-	114,158	114,158
Decrease in other assets	-	(419)	(419)
Decrease (increase) in prepaid expenses and other current assets	18,569	(331,806)	(313,237)
(Decrease) increase in accounts payable	(200,434)	1,254,761	1,054,327
(Decrease) increase in other accruals	18,622	(181,062)	(162,440)
Increase in accrued compensation	17,487	(17,487)	-
(Decrease) increase in taxes payable	-	27,245	27,245
Increase in advances from customers	-	572,877	572,877
Net cash (used in) provided by operating activities	(846,732)	1,538,301	691,569
Cash flows from investing activities:
Cash acquired purchase of subsidiary	1,121,390	(1,121,390)	-
Capital explanations	-	(13,504)	(13,504)
Advances to related parties	-	(419,940)	(419,940)
Net cash provided by (used in ) investing activities	1,121,390	(1,554,834)	(433,444)
Cash flows from financing activities:
Proceeds from convertible notes payable-related party	841,157	(841,157)
Repayment of short-term debt	(43,793)	43,793	-
Proceeds from stockholders loans	52,157	(52,157)	--
Repayment of shareholder loans	(4,000)	4,000	-
Net cash provided by financing	845,521	(845,521)	-
Effect of exchange rate on cash	-	40,572	40,572
Net increase in cash	1,120,179	(821,482)	298,697
Cash at beginning of year	1,426	821,482	822,908
Cash at end of year	1,121,605	-	1,121,605
Cash paid during the period for foreign taxes	-_	31,361	31,361

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the sharp decline in our revenues, we plan to reduce the controllable portions of our cost of sales where possible.  While there can be no assurance, we anticipate these efforts to result in a positive gross profit in the upcoming fiscal year.  We believe our cost reduction program can have the desired result and should assist to return the Company to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future.

If our cost reduction efforts related to our cost of sales are not successful to a level which enables us to generate sufficient cash flows from operations to fund our needs we may need to raise additional working capital.  We do not have any commitments for any additional capital and both the terms of our 2008 Unit Offering which contain certain restrictive covenants and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.  We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

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

The recovery of bad debt recognized in 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated.

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

Earnings per share presented for the years ended December 31, 2007 have been restated due to the reverse  recapitalization transaction with Shandong Jiajia.  The retroactive restatement is based on historical average number of weighted-average shares outstanding for the periods presented, adjusted for shares underlying convertible securities issued in the reverse  recapitalization transaction.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

	Year ended
	December 31,
	2008	2007
Numerator:	Restated	Restated
Net income (loss) applicable to common stockholders (A)	$(2,086,618)	$275,630

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	26,823,216	13,697
Denominator for diluted earnings per share
Treasury Stock method
Stock purchase warrants	-	1,871,245
Series A and B Convertible Preferred Stock	-	3,732,192

Adjusted weighted average shares outstanding (C)	26,823,216	5,617,134

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.08)	$20.12
Earnings per share- diluted (A)/(C)	$(0.08)	$0.05

Potentially issuable shares at December 31, 2008 and 2007 which were anti-dilutive and not included in diluted earnings per share included:

	Year ended
	December 31,
	2008	2007
	Restated	Restated
Stock purchase warrants issued to Mr. Chen	2,000,000	-
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	-
Series B Convertible Preferred Stock	4,500,000	-
	38,176,000	117,500

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007, consisted of the following:

	2008	2007
	Restated	Restated
Trade receivables	$3,203,448	$3,926,546
Less: allowance for doubtful accounts	(464,275)	(794,715)
	$2,739,173	$3,131,831

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

NOTE 6 - CONVERTIBLE NOTE PAYABLE-DAVID AUBEL, RELATED PARTY

Prior to our  reverse recapitalization transaction with Shandong Jiajia the Company had relied heavily on advances from Mr. David Aubel, a principal shareholder of the Company, to fund its operations.  Mr. Aubel has never held a position as an officer or director of the Company.  Mr. Aubel has, over the years, executed a number of convertible debt agreements and related amendments addressing the collateral arrangements and repayment terms covering his advances.  These agreements and related amendments, provided for the repayment of these obligations through the issuance of common stock of the Company at substantial discounts from the then prevailing market price.

On December 3, 2005, the Company entered into an agreement with Mr. Aubel which provided for the conversion of his obligation:

•	For the first and second quarters of 2005 at $0.01 per share;
•	For the third quarter 2005 at 20% of the closing price on the date of conversion; and
•	For the fourth quarter 2005 and beyond at 40% of the closing price on the date of conversion

        In addition, Mr. Aubel was paid 8% interest on his loan balances.  The interest was accrued to his loan balance which ultimately was settled on March 20, 2008 through the issuance of discounted common stock of the Company.

A summary of interest expense accrued under the obligation due Mr. Aubel is as follows:

Year	Interest Expense
2005	$209,105
2006	246,367
2007	201,583
2008	--
$657,055

        The final obligation to Mr. Aubel of $2,521,380 was settled in full on March 20, 2008 through the issuance of 2,864,606 shares of common stock.  No interest was accrued in 2008 as, under the terms of the agreements related to the reverse recapitalization transaction with Shandong Jiajia, Mr. Aubel had agreed to a final settlement of a fixed number of common shares as of December 31, 2007.

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

The intrinsic value of each advance is the difference between the conversion price to which Mr. Aubel was entitled and the fair value of the Company’s common stock on the commitment date (the date the funds were advanced) multiplied by the number of shares to which Mr. Aubel was entitled. A summary of the funds advanced and intrinsic value of each advance commencing December 3, 2005, is as follows:

Year	Funds Advanced	Intrinsic Value
2005	$160,000	$240,000
2006	1,730,168	2,595,251
2007	874,164	1,311,246
2008	148,200	222,300
	$2,912,532	$4,368,797

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The intrinsic value of the shares actually paid to Mr. Aubel represents the difference between the conversion price to which Mr. Aubel was entitled and the fair value of the Company’s common stock on the date of conversion multiplied by the number of shares converted by Mr. Aubel .  A summary of the intrinsic value of shares actually paid to Mr. Aubel against his note for the periods beginning December 3, 2005 through final settlement on March 20, 2008 is as follows:

Year	Number of Shares Converted	Amount of Note Reduction	Intrinsic Value
2005	802,500	$698,000	$14,829,000
2006	592,500	1,445,000	2,319,000
2007	1,795,000	1,751,720	2,821,280
2008	2,864,606	2,521,380	659,432
Total	6,054,606	$6,416,100	$20,628,712

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007, consisted of the following:
	Useful Lives	2008	2007
		Restated	Restated
Computer equipment	4 years	$37,246	$228,707
Software	3 years	-	361,861
Furniture and equipment	4-5 years	89,745	112,297
Total:		126,991	702,865
Less: accumulated depreciation		(82,847)	(660,529)
		$44,144	$42,336

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

NOTE 10 – REVERSE RECAPITALIZATION

On December 31, 2007, the Company entered into an acquisition arg ee ment with the shareholders of Shandong Jiajia to acquire a 51% interest in that company.  This transaction was initially recorded and reported as an acquisition of Shandong Jiajia under the guidance of SFAS 141.  After further review of the transaction, including post transaction ownership, the transaction was deemed a capital transaction, implemented through a reverse recapitalization .  Accordingly, our financial statements have been restated, with the cost basis of the assets and liabilities of Shandong Jiajia being maintained in the consolidated financial statements and the assets and liabilities of the Company prior to the transaction (then named MediaReady, Inc.), being accounted for at their carrying value as of December 31, 2007 .  The historical records presented through December 31, 2007, which includes our consolidated statements of operations, consolidated statements of stockholders’ (deficit) equity, and consolidated statements of cash flows, are those of Shandong Jiajia.

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

Skyebanc, Inc., a broker-dealer and a member of FINRA, acted as a selling agent for us in the offering.  As compensation for its services, we paid Skyebanc, Inc. a cash commission of $25,938 and issued that firm Class A warrants to purchase 207,500 shares of our common stock. In addition, we paid due diligence fees to an advisor to our company as well as to two advisors to investors in the offering in connection with this offering which included an aggregate of $315,625 in cash and Class A warrants to purchase 1,125,000 shares of our common stock.  The Company also paid legal fees for both investors' counsel and our counsel of approximately $77,500 . After payment of these fees and costs associated with this offering we received net proceeds of approximately $3.3 million. Approximately $2.0 million of the net proceeds were used by us as a contribution to the registered capital of our subsidiary Shandong Jiajia and as additional working capital for that company, approximately $140,000 was used to pay accrued professional fees and the balance of the net proceeds from the transaction are being used for working capital purposes. Subsequently, we have provided an additional $500,000 to Shandong Jiajia as working capital.

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
•
issued 250,000 share of common stock to Capital One Resources Co., Ltd. in connection with consulting services rendered in the Shandong Jiajia transaction.  The shares had a fair value at issuance of $380,000,

•
issued 1,000,000 of Series A preferred stock to finance, in part, the acquisition of a 51% interest in a company incorporated in the People Republic of China, Shandong Jiajia, at a fair value of $2.10 per preferred share, for a total of $2,100,000,

•
issued 120,000 shares of Series B preferred stock as partial compensation in connection with the acquisition of a 51% interest in Shandong Jiajia valued at $8.00 per preferred share, for a total of $960,000,

•
issued an additional 725,000 shares of Series B preferred stock to third parties for services rendered in connection with the Shandong Jiajia transaction at a fair value of $8.40 per share, for a total of $6,090,000,

•
granted stock purchase warrants to purchase 2,000,000 shares of common stock to finance, in part, the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, Shandong Jiajia, at a fair value of $480,000,

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
•
the Company was released from an obligation to issue 18,000 shares of common stock to an employee under an employment agreement. Accordingly, during the year ended December 31, 2007 the Company reversed the amounts expensed for the fair market value of the stock during the years ended December 31, 2006, 2005 and 2004, respectively, for a total of $221,100,

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

Purchase Warrants issued to Mr. Chen

On December 31, 2007 the Company granted three-year stock purchase warrants to purchase 2,000,000 shares of common stock as partial consideration for the acquisition of a 51% interest in Shandong Jiajia. The warrants were fully vested on the date of grant and are exercisable within 3 years of the date of grant at an exercise price of $0.30 per share.  These warrants were issued to an owner of Shandong Jiajia and were recognized as a direct cost in the reverse recapitalization transaction.

The Company has adopted the “Black Scholes” pricing model to book the estimated fair value of the purchase warrants totaling $480,000 under the provisions of SFAS No. 123(R).

The following assumptions were made in estimating fair value:

Risk-free rate	2.5%
Expected Volatility	175%
Life	3 years
Dividend yield	0%

A summary of our stock purchase warrant activity with Mr. Chen during the year ended December 31, 2008 is as follows:

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

	December 31, 2008	December 31, 2007
	Restated	Restated
Risk-free rate	3.0%	4.45%
Volatility	100%	96%
Expected Dividend Yield	0%	0%

The following table summarizes the stock warrant activity:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007 (1)	117,500	$9.69
Granted (2)	31,558,500	0.42
Exercised	—	—
Outstanding at December 31, 2008	31,676,000	$0.46

(1) Includes 110,000 common stock purchase warrants issued to Trilogy Capital Partners, Inc. which expire May 31, 2009
(2) Issued in connection with our 2008 Unit Offering completed in April, 2008.

CHINA LOGISTICS GROUP, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

NOTE 12– RELATED PARTIES

Due from related parties

On December 31, 2008 and 2007, the Company held a due from related party in the amount of $518,433 and $511,435, respectively, which reflected advances due from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.   The loans were unsecured, non-interest bearing and repayable on demand.

Due to related parties

On December 31, 2008 and 2007, due to related parties consist of the following:

	2008	2007
	Restated	Restated
Due to Xiangfen Chen	$123,458	$229,252
Due to Bin Liu	62,652	-
Due to Tianjin Sincere Logistics Co., Ltd.	183,448	-
Other	9,139
	$378,697	$229,252

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

We also rent three office spaces throughout China from related parties as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,440 (RMB 140,622)	May 31, 2009
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	-	December 31, 2009
Tianjin Branch, Tianjin City (3)	3,014	$21,962 (RMB 150,000)	-	May 31, 2013

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

The components of income (loss) before income tax and minority interest consist of the following:

	Year Ended December 31,
	2008	2007
	Restated	Restated
US Operations	$(2,249, 494)	$-
Chinese Operations	588,965	597,655
	$(1,660,529)	$597,655

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2008	2007
	Restated	Restated
US Operations	$-	$-
Chinese Operations	269,600	57,205
	$269,600	$57,205

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 - Continued

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2008	2007
	Restated	Restated
Income tax provision (benefit) at Federal statutory rate	$(581,000)	$209.000
State income taxes, net of Federal Benefit	(76,000)	27,000
Permanent differences	632,000	-
Temporary differences	123,000	-
U.S. tax rate in excess of foreign tax rate	(86,000)	(39,000)
Increase in valuation allowance	258,000	-
Abatement of foreign income taxes	-	(140,000)
Tax provision (benefit)	$270,000	$57,000

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at December 31, 2008 and 2007 expiring through the year 2028 of approximately $12,800,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

On December 31, 2007 the Company acquired a 51% interest in Shandong Jiajia. This acquisition was treated as a recapitalization of the Company, with Shandong Jiajia recognized as the accounting acquirer. Accordingly, the tax provisions recorded above are those of the consolidated entity subsequent to the recapitalization, effective December 31, 2007, for all periods presented. With regards to the year ended December 31, 2007, as the recapitalization occurred on December 31, 2007, the operations of US parent, were $0 for the year ended December 31, 2007. With regards to the year ended December 31, 2008 the loss for US operations was approximately $2,249,000 and is included in consolidated reconciliation of the Company’s tax provision. With regards to permanent differences, in the afore presented consolidated tax provision reconciliation, these items are primarily related to the Company’s US operations with regards to issuance of equity instruments for services or registration rights penalties, which management has determined that there is no current or future tax benefits to be earned. The temporary difference is related to the Company’s Chinese operations. The Company was obligated to pay an immaterial amount of additional taxes for a year end prior to December 31, 2007. The Company became aware of this obligation in the current year end, and opted to resolve this matter, and it is reflected as a temporary difference for the purposes of thru above tax reconciliation.  The temporary difference is reflected at the effective US statutory rate in the consolidated tax reconciliation above.

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

NOTE 14 – COMMITMENTS

On June 1, 2008 Shandong Jiajia entered into a one year lease with the CEO of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $43,700 per annum.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2009 and thereafter:

Period	Total
Period Ended December 31, 2009	$121,000
Period Ended December 31, 2010	48,000
Period Ended December 31, 2011	23,000
Period Ended December 31, 2012	23,000
Period Ended December 31, 2013	23,000
Thereafter	--
$238,000

NOTE 15 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2008 (restated).

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

NOTE 17 - OPERATING RISK

(a) Country risk

The majority of the Company's revenues will be derived from  freight and logistical services in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

(e) Key personnel risk

The Company’s future success depends on the continued services of executive management in China. The loss of any of their services would be detrimental to the Company and could have an adverse effect on business development. The Company does not maintain key-man insurance on the lives of Mr. Wei Chen our CEO and Chairman, or Mr. Hui Liu . Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing.

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