Form 10-Q/A
period 2009-03-31
China Logistics Group Inc
filed 2009-09-29
CIK 1123493

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

86-21-63355100
 (Registrant’s telephone number, including area code)

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

Explanatory Paragraph

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 as filed on May 20, 2009, to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at March 31, 2009 and December 31, 2008 and our consolidated statements of operations, and consolidated statements of cash flows for the three month period ended March 31, 2009, and add our consolidated statement of changes in equity (deficit) for the year ended December 31, 2008 and the three month period ended March 31, 2009.

The March 31, 2009 and December 21, 2008 financial statements included in our form 10-Q filed on May 20, 2009 contained errors and were restated to correct the previous accounting treatment to:

•	properly record the changes in the components of equity as a result of the reverse recapitalization transaction with Shandong Jiajia completed December 31, 2007;
•	Correct the classification in the consolidated statements of cash flows of advances to and from related parties; and
•
Correct the presentation of our unaudited balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of cash flows and include our unaudited statements of changes in (deficit) equity to present the financial statements after adoption of FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

Additionally, the March 31, 2008 financial statements included in our Form 10-Q, on a comparative basis, for the quarter ended March 31, 2009, filed May 20, 2009 and Form 10-Q for the quarter ended March 31, 2008 filed on May 20, 2008, contained errors and, accordingly, were restated to correct the previous accounting treatment to:

•	recognize adjustment to the initially reported carrying values of assets and liabilities of MediaReady, Inc. as of December 31, 2007;
•	correct the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income;
•	recognize $25,060 in professional fee expense previously incorrectly omitted;
•	correct and erroneous over-accrual of professional fees in the amount of $137,149;
•	correct the classification in the consolidated statement of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities;
•	correct components of equity as initially recorded in the reverse recapitalization transaction with Shandong Jiajia; and
•	Correct the classification in the consolidated statements of cash flows of advances to and from related parties.

As a result of these corrections to our financial statements for the three months ended March 31, 2009 and year ended December 31, 2008, we are filing this Amendment No. 1 to our form 10-Q for the period ended March 31, 2009 to reflect the changes to our financial statements necessitated by these restatements.

The items of this Form 10-Q/A (Amendment No.2) which are amended and restated as a result of the foregoing are:

•	Part I. Financial Information
•
Item 1. Financial Statements, including consolidated balance sheets, consolidated statement of operation, consolidated cash flows, and Notes to Unaudited Consolidated Financial Statements, as well as the inclusion of a consolidated statement of changes in equity (deficit),

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and
•	Item 4(T). Controls and Procedures

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No.1) consist of all other Items originally contained in our Form 10-Q for the period ended March 31, 2008.  This filing supersedes in its entirety our original Form 10-Q for the period ended March 31, 2009.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

- i -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS	(Unaudited)
Current assets:
Cash	$922,925	$3,156,362
Accounts receivable, net	3,188,519	2,739,173
Other receivables	2,007,800	298,442
Advances to vendors	218,310	-
Due from related parties	388,765	518,433
Prepaid expenses and other current assets	19,746	29,510
Total current assets	6,746,065	6,741,920
Property and equipment, net	40,054	44,144
Total assets	$6,786,119	$6,786,064

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,433,895	$1,752,862
Accrued registration agreement penalty	1,597,000	1,597,000
Other accruals and current liabilities	87,702	146,953
Advances from customers	1,054,237	1,133,283
Due to related parties	275,194	378,697
Foreign tax payable	3,540	34,898
Total current liabilities	5,451,568	5,043,693

Equity:
China Logistics Group Inc. stockholders’ equity: Equity:
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	450	450
Common stock - $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at March 31, 2008 and December 31, 2008	34,508	34,508
Additional paid-in capital	19,229,513	19,229,513
Accumulated retained deficit	(18,396,737)	(18,129,491)
Accumulated other comprehensive loss	(185,453)	(187,495)
Total China Logistics Group, Inc. stockholders’ equity	682,281	947,485
Noncontrolling interest	652,270	794,886
Total equity	1,334,551	1,742,371
Total liabilities and equity	$6,786,119	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Restated)	(Restated)
Sales	$3,198,572	$6,773,213
Cost of sales	3,289,589	6,515,730
Gross profit	(91,017)	257,483
Operating expenses:
Selling, general and administrative	316,408	283,205
Depreciation and amortization	2,351	4,225
Bad debt expense (recovery of bad debts), net	1,244	(380,978)
Total operating expenses	320,003	(93,548)
Operating (expense) income	(411,020)	351,031
Other income (expense)
Realized exchange loss	-	(16,542)
Interest income	1,021	837
Total other income (expense)	1,021	(15,705)

(Loss) income from continuing operations, before tax	(409,999)	335,326
Foreign tax	1,826	7,788
Net (loss) income	(411,825)	327,538
Net (loss) income attributable to noncontrolling interest	144,579	(227,412)
Net (loss) income attributable to China Logistics Group, Inc.	$(267,246)	$100,126

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.00
Basic weighted average shares outstanding	34,508,203	6,175,726
Diluted weighted average shares outstanding	34,508,203	22,389,059

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three MonthsEnded
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:	(Restated)	(Restated)
Net (loss) income attributable to China Logistics Group, Inc.	$(267,246)	$100,126
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,351	4,225
I ncome (loss) attributable to noncontrolling interest	(144,579)	227,412
Bad debt expense (bad debt recovery), net	1,244	(339,741)
Change in assets and liabilities
(Increase) decrease in accounts receivable	(450,590)	901,674
Increase in other receivables	(1,709,358)	-
Decrease in accounts receivable - related party	-	7,000
Decrease (increase) in prepayments and other current assets	9,764	(568,316)
Increase (decrease) in accounts payable	681,033	(989,052)
Increase in advances to vendors	(218,310)	-
(Decrease) increase in advances from customers	(79,045)	968,002
Decrease in foreign tax payable	(31,358)	(25,399)
Decrease in other accruals	(59,251)	(215,129)
Net cash (used in) provided by operating activities	(2,265,345)	70,802
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(4,305)
Advance to related parties	-	(64,945)
Collections of advances to related parties	129,668	--
Net cash provided by (used in) investing activities	129,668	(69,250)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	-	148,200
Repayment of advances from related parties	(189,041)	(9,293)
Advances from related parties	85,538	-
Repayment of loan payable - shareholder	-	(11,272)
Net cash (used in) provided by financing activities	(103,503)	127,635
Effect of exchange rate on cash	5,743	25,321
Net (decrease) increase in cash	(2,233,437)	154,508
Cash at beginning of period	3,156,362	1,121,605
Cash at end of period	$922,925	$1,276,113
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$-	$33,186

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and THREE MONTH PERIOD ENDING MARCH 31, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total
	(Restated)		(Restated)		(Restated)		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$-	$(2,733,316)
Convertible note payable to related party converted to capital to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive loss											$(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886	-	1,742,371

Net loss (loss) -- unaudited	-	-	-	-	-	-	-	(267,246)	-	(144,579)	(411,825)	(411,825)
Other comprehensive income, net of tax - unaudited:
Unrealized gain on foreign currency translation adjustment -- unaudited	-	-	-	-	-	-	-	-	2,042	1,963	4,005	4,005
Other comprehensive income - unaudited											4,005	4,005
Comprehensive loss - unaudited											$(407,820)	$(407,820)
Balance March 31, 2009 -- unaudited	-	$-	450,000	$450	34,508,203	$34,508	$19,229,513	$(18,396,737)	$(185,453)	$652,270		$1,334,551

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

On December 31, 2007 we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51% interest in Shandong Jiajia. The transaction was accounted for as a capital transaction, implemented through a reverse recapitalization .

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The March 31, 2009 and December 21, 2008 financial statements included in our form 10-Q filed on May 20, 2009 contained errors and were restated to correct the previous accounting treatment to:

•	properly record the changes in the components of equity as a result of the reverse recapitalization transaction with Shandong Jiajia completed December 31, 2007;
•	Correct the classification in the consolidated statements of cash flows of advances to and from related parties; and
•
Correct the presentation of our unaudited balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of cash flows and include our unaudited statements of changes in (deficit) equity to present the financial statements after adoption of FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

The March 31, 2009 financial statements included in our Form 10-Q filed on May 20, 2009, contained errors including the method of recording the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007 and presentation requirements regarding noncontrolling interest in accordance with FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”).  Accordingly, our consolidated balance sheet at March 31, 2009, which is included in this report, has been restated to properly record the transaction and present noncontrolling interest. The effect of correcting these errors in our balance sheet at March 31, 2009 was as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

Balance Sheet Data March 31, 2009	As filed	Adjustment to Restate	Restated
Minority interest	652,270	(652,270)	-
China Logistics Group, Inc.stockholders’ equity
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	3,572,042	15,657,471	19,229,513
Accumulated Deficit	(2,739,266)	(15,657,471)	(18,396,737)
Accumulated other comprehensive income loss	(185,453)	-	(185,453)
Total China Logistics Group, Inc. stockholders’ equity	947,485	-	947,485
Noncontrolling interest	-	652,270	652,270
Total equity	-	1,334,551	1,334,551
Total liabilities and equity	$6,786,119	-	$6,786,119

To conform to the provisions of FAS 160 we now include our consolidated statements of changes in (deficit) equity as part of our financial statements presented in this 10-Q/A.

While it was not necessary to change the figures initially presented on the consolidated statement of operations, to conform to the provisions of FAS 160 we made the following title changes on our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

•	The line that was formerly titled “Income (loss) before income taxes and minority interests” is now titled “(Loss) income from continuing operations, before tax”;
•	The line that was formerly titled “Income (loss) before minority interests” is now titled “Net (loss) income”;
•	The line that was formerly titled “Minority interest in loss (income) of consolidated subsidiaries” is now titled “Net (loss) income attributable to noncontrolling interest”;
•	The line that was formerly titled “Net (loss) income attributable to China Logistics Group, Inc.” is now titled “Net (loss) income”; and,
•	Comprehensive income was formerly presented on the face of the consolidated statement of operations and is now presented on the face of the consolidated statements of changes in (deficit) equity.

Additionally, the Company has restated and expanded the disclosure in the Consolidated Statement of Cash Flows to better describe advances to, collections of advances to, advances from, and repayments of advances from related parties.

Components of this restatement include:

Consolidated Statements of Cash Flows Data March 31, 2009	As filed	Adjustment to Restate	Restated
Cash flows from investing activities:
Collections of advances to related parties	-	129,668	129,668
Net cash provided by (used in) inveting activities	-	129,668	129,668

Cash flows from financing activities:
Repayment of advances from related parties	(103,503)	(85,538)	(189,041)
Advances to related parties	129,668	(129,668)	-
Advances from related parties	-	85,538	85,538
Net cash provided by financing activities	26,165	(129,668)	(103,503)

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

Balance Sheet Data December 31, 2008	As filed	Adjustment to Restate	Restated
Equity
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	450	-	450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	$3,572,042	$15,657,471	$19,229,513
Accumulated Deficit	(2,472,020)	(15,657,471)	(18,129,491)
Accumulated other comprehensive income loss	(187,495)	-	(187,495)
Total (China Logistics Group, Inc.) shareholders equity	947,485	-	947,485
Noncontrolling Interest	-	794,886	794,886
Total equity	947,485	794,886	1,742,371
Total liabilities and equity	$6,786,064	-	$6,786,064

The March 31, 2008 financial statements included in the Company’s Form 10-Q filed on May 20, 2008, and Form 10-Q/A filed January 12, 2009 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

•	Recognize adjustment to the initially reported carrying values of assets and liabilities of MediaReady, Inc. as of December 31, 2007;
•	Correct the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income;
•	Recognize $25,060 in professional fee expense previously incorrectly omitted;
•	Correct and erroneous over-accrual of professional fees in the amount of $137,149;
•	Correct the classification in the consolidated statement of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities; and
•	Correct components of equity as initially recorded in the reverse recapitalization transaction with Shandong Jiajia.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

The effect of these error corrections was as follows:

	As Filed	Adjustment to Restate	Restated
Consolidated Statements of Operations Data Three months ended March 31, 2008
Selling, general and administrative	$395,596	$(112,391)	$283,205
Depreciation and amortization	201,613	(197,388)	4,225
Recovery of bad debt, net	--	(380,978)	(380,978)
Fair value of equity instruments	5,450	(5,540)	--
Total operating expenses	602,659	(696,207)	(93,548)
Operating income (loss)	(345,176)	696,207	351,031
Other income (expense)
Change in fair value of derivative liability	74,347	(74,347)	--
Recovery of bad debt	380,978	(380,978)	--
Total other income (expense)	439,620	(455,325)	(15,705)
Income (loss) before income taxes	94,444	240,882	335,326
Net income (loss)	86,656	240,882	327,538
Net income (loss) attributable to China Logistics Group, Inc.	(140,756)	240,882	100,126
Foreign currency translation adjustment	23,321	(11,428)	11,893
Comprehensive income (loss)	(117,435)	229,454	112,019
Earnings (loss) per share:
Basic	(0.02)	0.04	0.02
Diluted	(0.02)	0.02	0.00
Weighted average shares outstanding
Basic	6,598,579	(422,853)	6,175,726
Diluted	6,598,579	15,790,480	22,389,059

Statement of cash flows data Three months ended March 31, 2008	As Filed	Adjustment to Restate	Restated
Net income (loss)	$(140,756)	$240,882	$100,126
Depreciation and amortization	201,613	(197,388)	4,225
Minority interest in income of consolidated subsidiary	227,412	(227,412)	-
Income (loss) attributable to noncontrolling interest	-	227,412	227,4125
Bad debt recovery	(380,978)	41,237	(339,741)
Change in fair value of derivative liability	(74,347)	74,347	--
Securities issued for services	5,450	(5,450)	--
Decrease (increase) in accounts receivable	942,910	(41,236)	901,674
Decrease in accounts receivable- related party	6,301	699	7,000
(Increase) in due from related parties	(64,945)	64,945	--
(Increase ) in prepayment and other assets	(567,353)	(963)	(568,316)
Decrease in accounts payable	(849,904)	(139,148)	(989,052)
Decrease in due to related parties	(9,293)	9,293	--
(Decrease) increase in other accruals	(240,188)	25,059	(215,129)
Net cash provided by (used in) operating activities	(1,474)	72,276	70,802
Cash flows from investing activities
Purchases of property plant and equipment	(4,267)	(38)	(4,305)
Advances to related parties	-	(64,945)	(64,945)
Net cash used in investing activities	(4,267)	(125,401)	(129,668)
Cash flows from financing activities
Repayment advances from related parties	--	(74,238)	(74,238)
Net cash provided by financing activities	136,928	(74,238	62,690
Effect of exchange rate in cash	23,321	2,000	25,321
Net increase (decrease) in cash	154,508	--	154,508
Cash beginning of year	1,121,605	--	1,121,605
Cash at end of period	1,276,113	--	1,276,113

Certain amounts in Notes 5, 8 and 9 have been restated to reflect the restatement adjustments described above.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the sharp decline in our revenues, we plan to reduce the controllable portions of our cost of sales where possible.  While there can be no assurance, we anticipate these efforts will result in a positive gross profit in future quarters.  We believe our cost reduction program can have the desired result and should assist to return the Company to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future.

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

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2008, included in our Form 10-K filed with the SEC on May 18, 2009 and Form 10-K/A filed on September 25, 2009.

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
March 31, 2009 – Continued

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitation as defined by Standard Financial Accounting Standard (“SFAS”) No. 128 “  Earnings per share .

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

Other receivables

Other receivables at March 31, 2009 were $2,007,800 and is comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)
Loans receivable	$1,844,206	$229,742
Legal deposit	38,662	38,662
Deferred expense	23,373	23,561
Other	101,559	6,477
	$2,007,800	$298,442

On March 31, 2009 Shandong Jiajia lent $1,614,000 to Shanghai Yudong Logistics Co., Ltd., a strategic partner. This unsecured loan was lent on a 21-day term bearing no interest and was timely repaid in April 2009.

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three month periods ended March 31, 2009 or March 31, 2008, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 was effective for periods beginning after December 15, 2008. Early adoption was prohibited.  The adoption of SFAS 160 effected the classification and presentation of the Company’s consolidated financial statements and did not have any other material effect on our consolidated financial statements.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard must be applied on a retrospective basis. The adoption of FSP APB 14-1 did not have a material effect on our consolidated financial statements .

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 did not have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 03-6-1 to did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 07-5 did not have a material effect on its consolidated financial statements.

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
March 31, 2009 – Continued

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(267,246)	$100,126

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	6,175,726
Denominator for diluted earnings per share
Treasury stock method
Stock purchase warrants issued to Mr. Chen	-	1,250,000
Warrants	-	-
Series B preferred - unconverted	-	4,500,000
Series A and B preferred	-	10,463,333
	-	16,213,333
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	34,508,203	22,389,059
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$(0.01)	$0.02
Earnings (loss) per share- diluted (A)/(C)	$(0.01)	$0.00

Potentially issuable shares at March 31, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three Months Ended March 31,
	2009	2008
Stock purchase warrants to Mr. Chen	2,000,000
Warrants	117,500	117,500
Class A and B warrants	31,558,500
Series B convertible preferred stock	4,500,000
	38,176,000	117,500

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
March 31, 2009 – Continued

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
March 31, 2009 – Continued

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

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, of which we designated 1,000,000 as our Series A convertible preferred stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. In March 2008, all 1,000,000 shares of our Series A convertible preferred stock were converted into 2,500,000 shares of our common stock.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

Common Stock Purchase Warrants issued to Mr. Chen

A summary of our the common stock warrant activity with Mr. Chen during the three month periods ended March 31, 2009 is as follows:

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

NOTE 7 – RELATED PARTIES

At March 31, 2009 and December 31, 2008, we were owed $388,765 and $518,433, respectively from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan is unsecured, non-interest bearing and payable on demand.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 – Continued

On March 31, 2009 and December 31, 2008, due to related parties consisted of the following:

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)
Due to Xiangfen Chen	$109,005	$123,458
Due to Bin Liu	108,749	62,652
Due to Tianjin Sincere Logistics Co., Ltd	14,739	183,448
Due to Hui Liu	39,441	-
Other	3,260	9,139
	$275,194	$378,697

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31, 2009.

	Revenues	Assets
	(Restated)	(Restated)
United States	$--	$62,368
People’s Republic of China	3,198,572	6,723,751
Totals	$3,198,572	$6,786,119

The table below presents information by operating region for the three months ended March 31, 2008.

	Revenues	Assets
	(Restated)	(Restated)
United States	$--	$359
People’s Republic of China	6,773,213	5,360,829
Totals	$6,773,213	$5,361,188

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
March 31, 2009 – Continued

NOTE 10 – COMMITMENTS

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

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. This transaction was accounted for as a capital transaction, effected through a reverse recapitalization .

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

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three months ended March 31, 2009	Three months ended March 31, 2008	$ Change	% Change
	(Restated)	(Restated)
Sales	$3,198,572	$6,773,213	$(3,574,641)	(53%)
Cost of Sales	3,289,589	6,515,730	(3,226,141)	(50%)
Gross (Loss) Profit	(91,017)	257,483	(348,500)	(135%)
Total Operating Expenses (Income)	320,003	(93,548)	413,551	(442%)
Income (Loss) from Operations	(411,020)	351,031	(762,051)	(217%)
Total Other Income	1,021	(15,705)	16,726	106%
Net Income (Loss)	$(267,246)	$100,126	$(367,372)	(367%)

OTHER KEY INDICATORS

	Three months ended March 31,
	2009	2008
Other Key Indicators:	(Restated)	(Restated)
Cost of sales as a percentage of sales	103%	96%
Gross profit margin	(3%)	4%
Total operating expenses (income) as a percentage of gross (loss) profit	(352%)	(37%)

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the sharp decline in our revenues, we plan to reduce the controllable portions of our cost of sales where possible.  We anticipate these efforts to result in a positive gross profit in future quarters.  We believe our cost reduction program can have the desired result and should assist to return the Company to a positive cash flow position, even at the reduced revenue levels which we anticipate for the foreseeable future.

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

Cash provided by investing activities in the first quarter of 2009 totaled $129,668 compared to cash used in investing activities of $69,250 in the first quarter of 2008.  During 2009, we received $129,668 as collections of prior advances to related parties and during 2008, we advanced amounts totaling $64,945 to related parties and purchased $4,305 in property, plant and equipment.

Cash used in financing activities during the first quarter of 2009 in the amount of $103,503 was comprised of $189,041 we paid as repayments for advances from related parties offset by $85,538 we received as advances from related parties, compared to $127,635 provided in the first quarter of 2008. The decline in net cash provided by financing activities for the first quarter ended March 31, 2009 was attributable to an absence of fund raising associated with a convertible note - related party offset by changes in related party advances and repayment of such advances. In 2008 cash provided by financing activities was mainly due to $148,200 in proceeds from convertible related party notes.

The net impact on our cash flow of c ash advances to and from related parties  was $26,165 of cash provided during the first quarter of 2009 compared to $62,690 of cash provided during the first quarter of 2008 .

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

The following tables provide certain comparative information based on our consolidated balance sheets at March 31, 2009 as compared to December 31, 2008:

	March 31, 2009	December 31, 2008	Increase/ Decrease	% Change
	(Restated)	(Restated)
Cash	$922,925	$3,156,362	$(2,233,437)	(71%)
Accounts receivable, net	3,188,519	2,739,173	449,346	16%
Advance to vendors	218,310	-	218,310	100%
Other Receivables	2,007,800	298,442	1,709,358	573%
Due from related parties	388,765	518,433	(129,668)	(25%)
Prepayments and other current assets	19,746	29,510	(9,764)	(33%)
Total current assets	6,746,065	6,741,920	4,145	N/M

Accounts payable - trade	2,433,895	1,752,862.00	681,033	39%
Other accruals and current liabilities	1,684,702	1,743,953	(59,251)	(3%)
Advances from customers	1,054,237	1,133,283	(79,046)	(7%)
Due to related parties	275,194	378,697	(103,503)	(27%)
Foreign tax payable	3,540	34,898	(31,358)	(90%)
Total current liabilities	5,451,568	5,043,693	407,874	8%

N/M – Not Meaningful

Total current assets increased $4,145 at March 31, 2009 from December 31, 2008.  The change was due to a $2.2 million decrease in cash primarily attributable to a $1.7 million increase in other receivables as described below, and an approximate $450,000 increase in net accounts receivable.  This increase in accounts receivable reflected slower pay cycles from our customers.

Total current liabilities increased 8% at June 30, 2009 from December 31, 2008 primarily due to an increase in our trade accounts payable, partially offset by decreases in due to related parties as further described below, and advances from customers.

Other receivables at March 31, 2009 were $2,007,800 and was primarily comprised of a $1,614,000 21-day term non-interest bearing unsecured loan advanced to Shanghai Yudong Logistics Co., Ltd., a strategic partner; approximately $300,000 of advances  to other entities with which we have a strategic or other business relationship with, $38,716 reflecting a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us and approximately $55,000 in deferred expenses.

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

Due from/to Related Parties

At March 31, 2009, we were due $388,765 from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia. The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand. At March 31, 2009, we owed $109,005 to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia and $108,749 to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere”). At March 31, 2009 we owed $14,739 to Tianjin Sincere. The loan, which was provided for working capital purposes is unsecured, non-interest bearing and repayable on demand. At March 31, 2009 we owed $39,441 Mr. Hui Liu, a member of the board of directors of Shandong Jiajia pursuant to an oral agreement. This loan is unsecured, non-interest bearing and repayable on demand and is included in due to related parties.

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and determined that it had no impact as of March 31, 2009, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R was effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS 141R will have an impact on accounting for the Company’s business combinations, if any, but the effect depends on the terms of the Company’s business combinations subsequent to the effective date

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ”. This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 was effective for periods beginning after December 15, 2008. Early adoption was prohibited.   The adoption of SFAS 160 effected the classification and presentation of the Company’s financial statements and did not have any other material effect on its consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard must be applied on a retrospective basis. The adoption of FSP APB 14-1 did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the  SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the preparation of our consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance was effective for fiscal years beginning after December 15, 2008.   The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.   The adoption of EITF No. 07-5 did not have a material effect on the Company’s consolidated financial statements.

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

Subsequent to the filing of the first amendment to our 2007 Form 10-K (Amendment No. 1) on May 19, 2008, we discovered that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that we: (i) accounted for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia transaction , and (iii) account for certain costs related to the Shandong Jiajia transaction as costs directly associated with the reverse recapitalization transaction .

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

Further, in our 2008 interim reports, the Company: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, and (iv) failed to recognize an accrued loss of $1,597,000 due under a registration payment arrangement entered into in connection with the Company’s financing completed in April 2008.   We have also amended our Annual Report on Form 10-K as originally filed to include restated financial statements which correct the following previous errors in our financial statements:  (i) we did not properly record the reverse recapitalization transaction and its effects on equity, and (ii) we did not properly classify and present cash flows related to advances from, and repayments of advances from related parties.  Finally, we have also amended our Quarterly Report on Form 10-Q as originally filed by this amendment to include restated financial statements which correct the following previous errors in our financials statements: (i) we did not properly record the reverse recapitalization transaction and its effects on equity, (ii) we did not properly classify and present cash flows related to advances to, collections of advances to, advances from, and repayments of advances from related parties, and (iii) we did not properly adopt the provisions of FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.

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

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)

10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009**
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*             filed herewith
**           previously filed

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 25, 2009	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)