Form 10-Q
period 2009-09-30
China Logistics Group Inc
filed 2009-11-23
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2009
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
☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  34,508,203 shares of common stock are issued and outstanding as of November 20, 2009.

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

•
"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang,

•	"China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the renminbi, which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash	$2,074,891	$3,156,362
Accounts receivable, net	3,735,341	2,739,173
Other receivables	543,234	298,442
Advances to vendors	407,330	-
Due from related parties	762,562	518,433
Prepaid expenses and other current assets	19,810	29,510
Total current assets	7,543,168	6,741,920
Property and equipment, net	33,476	44,144
Total assets	$7,576,644	$6,786,064

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	2,152,678	1,752,862
Accrued registration agreement penalty	1,597,000	1,597,000
Other accruals and current liabilities	597,437	146,953
Advances from customers	1,295,259	1,133,283
Due to related parties	203,741	378,697
Foreign tax payable	8,522	34,898
Total current liabilities	5,854,637	5,043,693

Equity:
China Logistics Group Inc. stockholders’ equity:
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	450	450
Common stock - $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at September 30, 2009 and December 31, 2008	34,508	34,508
Additional paid-in capital	19,229,513	19,229,513
Accumulated retained deficit	(18,242,031)	(18,129,491)
Accumulated other comprehensive loss	(180,403)	(187,495)
Total China Logistics Group, Inc. stockholders’ equity	842,037	947,485
Noncontrolling interest	879,970	794,886
Total equity	1,722,007	1,742,371
Total liabilities and equity	$7,576,644	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Sales	$5,791,128	$12,961,259	$13,597,689	$27,753,459
Cost of sales	5,274,887	12,072,099	12,857,603	26,149,830
Gross profit	516,241	889,160	740,086	1,603,629

Operating expenses:
Selling, general and administrative	264,236	528,769	782,524	956,618
Depreciation and amortization	3,121	4,814	10,206	12,974
Bad debt expense (recovery of bad debt)	447	4,434	1,691	(397,309)
Total operating expenses	267,804	538,017	794,421	572,283
Income (loss) from operations	248,437	351,143	(54,335)	1,031,346

Other income (expenses):
Realized exchange (loss) gain	(492)	37,648	35,465	25,241
Non-operating bad debt expense	-	-	-	(87,221)
Registration agreement penalty		(1,597,000)		(1,597,000)
Interest expense	(1,375)	(43,608)	(562)	(44,275)
Total other income (expenses)	(1,867)	(1,602,960)	34,903	(1,703,255)

Income (loss) before income taxes	246,570	(1,251,817)	(19,432)	(671,909)
Foreign taxes	6,698	131,816	14,838	209,474
Net Income (loss)	239,872	(1,383,633)	(34,270)	(881,383)
Less: Net income (loss) attributable to the noncontrolling interest	(150,179)	(238,720)	(78,270)	(597,943)
Net income (loss) attributable to China Logistics Group, Inc.	89,693	(1,622,353)	(112,540)	(1,479,326)

Earnings (loss) per common share:
Basic	$0.00	$(0.05)	$(0.00)	$(0.06)
Diluted	$0.00	$(0.05)	$(0.00)	$(0.06)

Weighted average number of shares outstanding:
Basic	34,508,203	34,508,203	34,508,203	24,242,855
Diluted	39,008,203	34,508,203	34,508,203	24,242,855

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2009	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)Income	$(34,270)	$(881,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,206	12,974
Allowance for doubtful accounts	1,691	(397,309)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(997,859)	(255,365)
Decrease in accounts receivable - related party	-	7,000
Decrease (increase) in prepaid expenses and other current assets	(235,093)	(409,336)
Increase (decrease) in accounts payable	399,816	(1,731,178)
Increase (decrease) in other accruals and current liabilities	450,484	181,726
(Decrease) increase in taxes payable	(26,376)	136,936
Increase in accrued consulting fee	-	1,597,000
Increase in accounts payable	(407,330)	-
Decrease (increase) in advances from customers	161,976	917,156
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(676,755)	(821,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(25,646)
Advances to related parties	(375,472)	(75,169)
Repayment from advance to related parties	131,342	26,520
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(244,130)	(74,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds convertible note payable - related party	-	148,200
Repayment of loan payable - shareholder	-	(12,633)
Proceeds from 2008 unit offering private placement	-	3,778,250
2008 unit offering private placement expenses	-	(420,863)
Advances from related parties	16,125	-
Repayment of advances from related parties	(191,081)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(174,956)	3,492,954
EFFECT OF EXCHANGE RATE ON CASH	14,370	153,488
NET INCREASE (DECREASE) IN CASH	(1,081,471)	2,750,368
CASH - beginning of year	3,156,362	1,121,605
CASH - end of year	$2,074,891	$3,871,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$20,678	$34,524
Convertible note payable converted to common stock -related party	$-	$2,521,380
Accrued compensation converted to common stock - related party	$-	$448,985

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and NINE MONTH PERIOD ENDING SEPTEMBER 30, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumualted
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total
	(Restated)		(Restated)		(Restated)		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$-	$(2,733,316)
Convertible note payable to related party converted to common stock	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to common stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
2008 Unit Offering	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive loss											$(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886	-	1,742,371

Net (loss) -- unaudited	-	-	-	-	-	-	-	(112,540)	-	78,270	(34,270)	(34,270)
Other comprehensive income, net of tax - unaudited:
Unrealized gain on foreign currency translation adjustment -- unaudited	-	-	-	-	-	-	-	-	7,092	6,814	13,906	13,906
Other comprehensive income - unaudited											13,906	13,906
Comprehensive loss - unaudited											$(20,364)	$(20,364)
Balance September 30, 2009 -- unaudited	-	$-	450,000	$450	34,508,203	$34,508	$19,229,513	$(18,242,031)	$(180,403)	$879,970		$1,722,007

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise into or from China.  Shandong Jiajia has branches in Shanghai, Qingdao, Xiamen, and Lianyungang with an additional sales office in Rizhao. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines.

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The December 31, 2008 financial statements included in our Form 10-K filed on May 18, 2009, contained errors including the method of recording the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007.  Accordingly, our consolidated balance sheet at December 31, 2008, which is included in this report, has been restated to properly record the transaction and has been filed with the SEC on our Form 10-K/A (Amendment No. 1) filed on September 29, 2009. The effect of correcting these errors in our balance sheet at December 31, 2008 was as follows:

Balance Sheet Data at December 31, 2008	As filed	Adjustment to Restate	Restated
Equity
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	450	-	450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	$3,572,042	$15,657,471	$19,229,513
Accumulated Deficit	(2,472,020)	(15,657,471)	(18,129,491)
Accumulated other comprehensive income loss	(187,495)	-	(187,495)
Total (China Logistics Group, Inc.) shareholders equity	947,485	-	947,485
Noncontrolling Interest	-	794,886	794,886
Total equity	947,485	794,886	1,742,371
Total liabilities and equity	$6,786,064	-	$6,786,064

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

The September 30, 2008 financial statements included in the Company’s Form 10-Q filed on December 22, 2008 contained errors and were restated to include the following corrections:

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

•	the recognition of an accrued loss of $1,597,000 due under the registration payment agreement entered into in connection with the Company’s financing completed in April 2008.

Accordingly, our consolidated statements of operations for the three and nine month periods ended September 30, 2008 and consolidated statements of cash flows for the nine months ended September 30, 2008, which is included in this report, has been restated to properly record the transactions and reclassifications.

The effect of correcting these errors in our consolidated statement of operations for the three months ended September 30, 2008 was as follows:

Consolidated Statement of Operations Data
Three months ended September 30, 2008	As Filed	Adjustment to Restate	Restated
Sales	$12,961,259	$-	$12,961,259
Cost of sales	12,072,099	-	12,072,099
Gross profit	889,160	-	889,160
Operating expenses:
Selling, general and administrative	544,034	(15,265)	528,769
Depreciation	4,814	-	4,814
Bad debt expense	-	4,434	4,434
Total operating expenses	548,848	(10,831)	538,017
Operating income (loss)	340,312	10,831	351,143
Other income (expenses):
Realized exchange gain	37,648	-	37,648
Recovery of bad debts (bad debt expense)	(4,434)	4,434	-
Registration agreement penalty	-	(1,597,000)	(1,597,000)
Interest income (expense)	(43,608)	-	(43,608)
Total other income (expense)	(10,394)	(1,592,566)	(1,602,960)
Income (loss) from continuing operations, before tax	329,918	(1,581,735)	(1,251,817)
Foreign taxes	279,784	(147,968)	131,816
Net income	50,134	(1,433,767)	(1,383,633)
Net income attributable to noncontrolling interest	238,710	10	238,720
Net income attributable to China Logistics Group, Inc.	(188,576)	(1,433,777)	(1,622,353)

Earnings (loss) per share
Basic	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.05)
Weighted average number of shares outstanding:
Basic	34,507,894	309	34,508,203
Diluted	34,507,894	309	34,508,203

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

The effect of correcting these errors in our consolidated statement of operations for the nine months ended September 30, 2008 was as follows:

Consolidated Statement of Operations Data
Nine months ended September 30, 2008	As Filed	Adjustment to Restate	Restated
Sales	$27,753,459	$-	$27,753,459
Cost of sales	26,149,830	-	26,149,830
Gross profit	1,603,629	-	1,603,629
Operating expenses:
Selling, general and administrative	1,129,215	(172,597)	956,618
Depreciation	17,260	(4,286)	12,974
Recovery of bad debts	-	(397,309)	(397,309)
Total operating expenses	1,146,475	(574,192)	572,283
Operating income (loss)	457,154	574,192	1,031,346
Other income (expenses):
Realized exchange gain	25,241	-	25,241
Forgiveness of Debt	764,220	(764,220)	-
Recovery of bad debts (bad debt expense)	397,309	(397,309)	-
Non-operating bad debt	-	(87,221)	(87,221)
Registration agreement penalty	-	(1,597,000)	(1,597,000)
Interest income (expense)	(44,275)	-	(44,275)
Total other income (expense)	1,142,495	(2,845,750)	(1,703,255)
Income (loss) from continuing operations, before tax	1,599,649	(2,271,558)	(671,909)
Foreign taxes	357,442	(147,968)	209,474
Net income	1,242,207	(2,123,590)	(881,383)
Net income attributable to noncontrolling interest	597,943	-	597,943
Net income attributable to China Logistics Group, Inc.	644,264	(2,123,590)	(1,479,326)

Earnings (loss) per share		-
Basic	$0.03	$(0.09)	$(0.06)
Diluted	$0.02	$(0.08)	$(0.06)

Weighted average number of shares outstanding:		-
Basic	24,190,006	52,849	24,242,855
Diluted	34,257,798	(10,014,943)	24,242,855

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued
The effect of correcting these errors in our consolidated statement of cash flows for the nine months ended September 30, 2008 was as follows:

Consolidated Statement of Cash Flows Data
Nine months ended September 30, 2008	As Filed	Adjustment to Restate	Restated
Net (loss) income	644,264	(2,123,590)	(1,479,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	17,260	(4,286)	12,974
Bad debt recovery	(401,743)	4,434	(397,309)
Registration rights penalty	-	1,597,000	1,597,000
Securities issued for services	5,450	(5,450)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(401,531)	146,166	(255,365)
(Increase) in accounts receivable - related party	160,350	(153,350)	7,000
Decrease in deposit	12,000	(12,000)	-
Decrease (increase) in prepaid expenses and other current assets	(397,843)	(11,493)	(409,336)
(Decrease) increase in accounts payable	(2,582,353)	851,175	(1,731,178)
Increase in accrued consulting fee	57,273	(57,273)	-
(Decrease) in other accruals and current liabilities	267,254	(85,528)	181,726
Decrease in due to related parties	(75,169)	75,169	-
(Decrease) increase in taxes payable	284,905	(147,969)	136,936
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(894,784)	73,005	(821,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to related party	-	26,520	26,520
NET CASH USED IN INVESTING ACTIVITIES	(25,646)	26,520	874

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of advances from related parties	-	(75,169)	(75,169)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,492,954	(75,169)	3,417,785

NET INCREASE IN CASH	2,572,524	24,356	2,596,880
EFFECT OF EXCHANGE RATE ON CASH	177,844	(24,356)	153,488

CASH - beginning of year	1,121,605	-	1,121,605
CASH - end of year	3,871,973	-	3,871,973

Certain amounts in Notes 5, 7 and 8 have been restated to reflect the restatement adjustments described above.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the decline in our revenues, we have reduced the controllable portions of our cost of sales and general and administrative expenses where possible.  We have seen that these efforts have resulted in a positive gross profit in the current quarter.  We believe our cost reduction program can have the desired result and help us achieve positive cash flow in our operations, even at the reduced level of sales which we anticipate for the foreseeable future.

If, however, our operational cost reduction efforts are not successful to a level which enables us to generate sufficient cash flow from operations to fund our needs we may need to raise additional working capital.  We do not have any commitments for any additional capital and both the terms of our 2008 Unit Offering which contain certain restrictive covenants and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.  We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

The presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2008, included in our Form 10-K/A (Amendment No. 1) filed on September 29, 2009.

Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

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

A recovery of bad debt recognized in the first quarter 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over reserved and an adjustment was indicated. The adjustment was not repeated in 2009.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of share-based compensation; we did not recognize any stock-based compensation expense during the periods presented in this report.  Further, we rely on certain assumptions and calculations underlying our provision for taxes in China, see Note 14 – Income Taxes of our Form 10-K for further discussion.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of nine months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At September 30, 2009, we had deposits of $2,074,891 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through September 30, 2009.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $465,966 and $464,275 at September 30, 2009 and December 31, 2008, respectively.

Earnings (Losses) Per Share

Basic per share results for all periods presented were computed based on the net earnings (loss) for the periods presented. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitations.

Stock Based Compensation

We account for stock options issued to employees by measuring the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the financial statements over the period during which the employees are required to provide services.

Advance to Vendors

Advances to vendors consist of prepayments or deposits from us for contracted shipping arrangements that has not been utilized to ship cargo used by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  This policy follows the matching principle to match the cost of revenue in the same period as when the associated revenue is earned in accordance with our revenue recognition policy.  Advances to vendors totaled $407,239 at September 30, 2009 and $0 at December 31, 2008.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,295,259 and $1,133,283, at September 30, 2009 and December 31, 2008, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

Other receivables

Other receivables at September 30, 2009 were $543,234 and is comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
		(Restated)
Loans receivable	$484,102	$229,742
Legal deposit	38,728	38,662
Deferred expense	20,404	23,561
Other	-	6,477
	$543,234	$298,442

Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three or nine month periods ended September 30, 2009 or September 30, 2008, respectively.

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the People’s Republic of China.  Transactions and balances initially recorded in RMB are converted into U.S. dollars and the resultant unrealized gains and losses on foreign currency conversion are included in determining comprehensive income or loss. Capital accounts of the unaudited consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Noncontrolling Interest

Noncontrolling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Fair value of financial instruments

The Company has adopted the common definition for fair value established in FASB AS Topic 820 Fair Value Measurements and Disclosures and adopted the framework for measuring fair value described therein.

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We also use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009.

Cash and cash equivalents of approximately $2,074,891, that may include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

We did not elect the fair value option for any of its qualifying financial instruments as permitted under FASB AS Topic 825 Financial Instruments.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

NOTE 5 – EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		Restated		Restated
Numerator:
Net Income (loss) applicable to common stockholders (A)	$89,693	$(1,622,353)	$(112,540)	$(1,479,326)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	34,508,203	34,508,203	34,508,203	24,242,855
Denominator for diluted earnings per share
Treasury Stock Method
Stock purchase warrants issued to Mr. Chen	-	-	-	-
Stock purchase warrants	-	-	-	-
Series B preferred - unconverted	4,500,000	-	-	-
Series A and B preferred	-	-	-	-
	-	-	-	-
Denominator for diluted earnings (loss) per share-
adjusted weighted average shares outstanding (C)	39,008,203	34,508,203	34,508,203	24,242,855
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$0.00	$(0.05)	$(0.01)	$(0.06)
Earnings (loss) per share- diluted (A)/(C)	$0.00	$(0.05)	$(0.01)	$(0.06)

Potentially issuable shares at September 30, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Stock purchase warrants to Mr. Chen	2,000,000	2,000,000	2,000,000	2,000,000
Stock purchase warrants	5,000	117,500	5,000	117,500
Class A and B stock purchase warrants	31,558,500	31,558,500	31,558,500	31,558,500
Series B convertible preferred stock	-	4,500,000	4,500,000	4,500,000
	33,563,000	38,176,000	38,063,000	38,176,000

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

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

The exercise price of the warrants and the number of shares issuable upon exercise is subject pre-note adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  At any time after the required effective date of the related registration statement the warrants are exercisable on a cashless basis, which currently is the case. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each warrant holder may have while the securities are outstanding.  This provision is waived during the final 45 days the warrants are exercisable.

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

We agreed to file a registration statement with the SEC covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the 2008 Unit Offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the 2008 Unit Offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the SEC, it has not yet been declared effective. Accordingly, for the quarter ended September 30, 2008, the Company accrued $1,597,000 due to the investor’s under the provisions of the registration payment agreement.

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
September 30, 2009 – Continued

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

At September 30, 2009, 450,000 Series B convertible preferred stock remain issued and outstanding.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

Common Stock

On March 20, 2008 then a principal shareholder of our company, David Aubel, converted the full amount of a $2,521,380 convertible note payable into 2,864,606 shares of common stock at $0.88 per share.

On March 20, 2008 our then President and CEO, V. Jeffrey Harrell, converted the full amount of his accrued compensation into 581,247 shares of common stock at $0.77 per share, for a total of $448,985.

In March 2008, all 1,000,000 shares of our Series A convertible preferred stock were converted into 2,500,000 shares of our common stock, and 845,000 shares of our Series B convertible preferred stock were converted into 8,450,000 shares of our common stock.

A summary of common stock issued during the nine month periods ended September 30, 2009 and 2008 is as follows:

	No. of Shares issued during nine months ended September 30,
	2009	2008
Settlement of obligation to former President and CEO, Mr. V. Jeffrey Harrell	-	581,247
Settlement (conversion) of note payable to principal shareholder, David Aubel	-	2,864,606
Conversion of 1,000,000 shares of Series A Convertible Preferred Stock	-	2,500,000
Conversion of 845,000 shares of Series B Convertible Preferred Stock	-	8,450,000
	-	14,395,853

Common Stock Purchase Warrants issued to Mr. Chen

A summary of our the common stock warrant activity with Mr. Chen during the three month period ended September 30, 2009 is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,000,000	$0.30	2.00	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2009	2,000,000	$0.30	1.25	$-

Common Stock Purchase Warrants

A summary of our common stock purchase warrant activity during the three month period ended September 30, 2009 is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	33,676,000	$0.45	4.18	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(112,500)	7.80	-	-
Outstanding at September 30, 2009	33,563,500	$0.42	4.12	$-

Included in common stock purchases warrants oustanding at December 31, 2008 are 31,558,500 warrants issued in connection with the 2008 Unit Offering, these warrants are comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.  These warrants expire April 30, 2013 and are exercisable in whole or in part at any time before then.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

The exercise price of the warrants and the number of shares issuable upon exercise is subject pre-note adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  At any time after the required effective date of the related registration statement the warrants are exercisable on a cashless basis, which currently is the case. The exercise of the warrants is subject to a 4.99% cap on the beneficial ownership that each warrant holder may have while the securities are outstanding.  This provision is waived during the final 45 days the warrants are exercisable.

NOTE 7 – RELATED PARTIES

DUE TO RELATED PARTIES

The following advances from related parties are used for working capital and are all unsecured, non-interest bearing and repayable on demand.

At September 30, 2009 and December 31, 2008, we owed $109,055 and $123,458, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.

At September 30, 2009 and December 31, 2008, we owed $78,777 and $62,652, respectively, to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere").

At September 30, 2009 and December 31, 2008, we owed $14,961 and $183,448, respectively, to Tianjin Sincere.

On September 30, 2009 and December 31, 2008, due to related parties consisted of the following:

	September 30, 2009	December 31, 2008
		(Restated)
Due to Xiangfen Chen	$109,055	$123,458
Due to Bin Liu	78,777	62,652
Due to Tianjin Sincere Logistics Co., Ltd	15,909	183,448
Other	-	9,139
	$203,741	$378,697

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

At September 30, 2009 our due from related party amounted to $762,562. This was comprised of $375,471 due from Tianjin
Sincere, and $387,091 due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a former minority owner of our company. Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu
(68.3%), unrelated third parties.

At December 31, 2008 we were owed $518,433 representing amounts due under a loan from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

On September 30, 2009 and December 31, 2008, due from related parties consisted of the following:

	September 30, 2009	December 31, 2008
		(Restated)
Shandong Huibo Import & Export Co., Ltd.,	$387,091	$518,433
Tianjin Sincere Logistics Co., Ltd	375,471	-
	$762,562	$518,433

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

Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive income for the third quarters of 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		Restated		Restated
Net (loss) income	$239,872	$(1,383,633)	$(34,270)	$(881,383)
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	6,457	51,820	13,906	149,467
Total other comprehensive (loss) income, net of tax	6,457	51,820	13,906	149,467
Comprehensive Income	246,329	(1,331,813)	(20,364)	(731,916)
Comprehensive Income attributable to the noncontrolling interests	(153,343)	(264,148)	(85,084)	(674,171)
Comprehensive (loss) Income attributable to China Logistics Group, Inc.	$92,986	$(1,596,961)	$(105,448)	$(1,406,087)

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended September 30, 2009.

	Revenues	Assets

United States	$--	$--
People’s Republic of China	13,597,689	7,576,644
Totals	$13,597,689	$7,576,644

The table below presents information by operating region for the nine months ended September 30, 2008.

	Revenues	Assets
	Restated	Restated
United States	$--	$293,125
People’s Republic of China	27,753,459	8,635,596
Totals	$27,753,459	$8,928,721

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 – Continued

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

We are still pursuing a settlement with the SEC regarding disgorgement and prejudgment interest they are seeking.   In the event we are unable to reach an agreement with the SEC with respect to disgorgement and prejudgment interest, the consent provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  In addition, the pending lawsuit with the SEC may result in additional claims by stockholders, regulatory proceedings, government enforcement actions and related investigations and litigation. We cannot predict the ultimate outcome of this litigation and any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, our agreement to entry of a consent order granting the SEC injunctive relief restraining us from future violations of Federal securities laws may make future financing efforts more difficult and costly.

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

NOTE 10 – COMMITMENTS

Rent expense from our office leases for the third quarter and nine months of 2009 were approximately $29,000 and $87,000, respectively and approximately $27,000 and $81,000 in the comparative periods of 2008.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in the U.S. and China for the years ended December 31, 2009 and thereafter:

Period	Total
Period Ended December 31, 2009	$121,000
Period Ended December 31, 2010	48,000
Period Ended December 31, 2011	23,000
Period Ended December 31, 2012	23,000
Period Ended December 31, 2013	23,000
Thereafter	--
$238,000

 NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through November 19, 2009 and determined to disclose the following event:

In connection with the October 12, 2009 appointment of Yuan Huang as our Chief Financial Officer, we entered into an employment agreement (the “Employment Agreement”) with her for a term of twelve (12) months commencing October 12, 2009.  The Employment Agreement stipulates that Ms. Huang will receive a base monthly salary of RMB1,500 (approximately $220) and a semiannual bonus up to RMB 10,000 (approximately $1,464).  In addition, Ms. Huang will receive certain allowances and other benefits provided by us to all of our other China based employees including health insurance, unemployment insurance and other welfare programs available to our other China based employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2008 as filed with the SEC on September 29, 2009.

We maintain our financial records and report on a calendar year basis, as such the three month period ending September 30, is referred to as our “third quarter”. The year ended December 31, 2008 is referred to as “2008”, the coming year ending December 31, 2009 is referred to as “2009”.

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

Through Shandong Jiajia, we are seeking to develop new business opportunities by utilizing new shipping routes and expanding our scope of services to provide a full suite of comprehensive logistics management solutions. Our management believes that as they expand their logistics management solutions business and gain market share they will be able to obtain more container space thereby increasing potential revenues and improve margins. We believe that if we are able to ship a larger volume of products, we will be able to negotiate a more favorable rate from our vendors and suppliers and ultimately improve profit margins.

In expanding our operations, we face the challenges of:

•	a weakness in demand for exported Chinese products as a result of a struggling global economy, resulting in a significant drop in the demand for our freight and transport services;
•	effective consolidation of resources among relatively independent affiliates;
•	maintaining the balance between the collection of accounts receivable and the extension of longer credit terms offered to our current and prospective clients in an effort to boost sales; and
•	our ability to effectively handle the increases in costs due to higher fuel prices and the weak U.S. dollar.

Additionally, we also face the challenges related to the management and streamlining of the logistical aspect of the new shipping routes that we plan to undertake and the possibility that our new routes will not be met with acceptance by our present and prospective clients.

During the remainder of 2009 and beyond, we face a number of challenges in growing our business as a result of the global economic slowdown. We forecast continued weaker demand within our shipping business due to continuing reduced levels of exports from China until global economic conditions improve.

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on September 29, 2009 contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, limited working capital and an accumulated deficit.  The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Presentation of Financial Statements

The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders.  In addition, we have restated our financial statements for the year ended December 31, 2008 and the nine months ended September 30, 2008 as discussed in “Note 2- Restatement of Financial Statements and Basis of Presentation” included in the notes to our financial statements included in this report.

Our Outlook

Total sales for the third quarter and the nine months of 2009 decreased over the prior comparable periods in 2008 by approximately 55% and 51%, respectively.  This decline continued a trend which began in mid 2008. Sales in the first half of 2008 were increasing, primarily due to a planned expansion of services made possible through the input of capital from our 2008 Unit Offering completed in April 2008.  Sales peaked in the first quarter of 2008 at approximately $13 million, but thereafter sales declined through the first quarter of 2009 with sales totaling approximately $3.2 million. This bottoming out of the downward trend represented a reduction of 75% from peak sales in the first quarter of 2008.

Despite the year over year decline in our sales, our sales have rebounded on a quarter-over-quarter basis to produce a positive trend during the current year with sales of $4.6 million in the second quarter of 2009 and sales of $5.8 million in the current quarter.

Further, our current quarter net income causes us to believe that we have absorbed most of the negative financial impact of the global economic slowdown and believe that our recent increase in sales may be a sign of a recovery and an upward trend in revenues and shipping volume.  We expect this upward trend to continue through to the end of the year but are unable to reliably predict either the height or duration of the current upward trend. While we have taken, and will continue to take, steps to minimize the negative financial impact of overall reduced shipping volumes, we are unable to predict when demand for our services will increase to the levels previously achieved.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

	Three months ended September 30,
	2009	2008	$ Change	% Change
		(Restated)
Sales	$5,791,128	$12,961,259	$(7,170,131)	-55%
Cost of Sales	5,274,887	12,072,099	(6,797,212)	-56%
Gross Profit	516,241	889,160	(372,919)	-42%
Total Operating Expenses	267,804	538,017	(270,213)	-50%
Income (Loss) from Operations	248,437	351,143	(102,706)	-29%
Total Other Income	(1,867)	(1,602,960)	1,601,093	-100%
Net Income (loss)	239,872	(1,383,633)	1,623,505	-117%
Net Income (Loss) attributable to China Logistics Group, Inc.	$89,693	$(1,622,353)	$1,712,046	-106%

	Nine months ended September 30,
	2009	2008	$ Change	% Change
		Restated
Sales	$13,597,689	$27,753,459	$(14,155,770)	-51%
Cost of Sales	12,857,603	26,149,830	(13,292,227)	-51%
Gross Profit	740,086	1,603,629	(863,543)	-54%
Total Operating Expenses	794,421	572,283	222,138	39%
Income (Loss) from Operations	(54,335)	1,031,346	(1,085,681)	-105%
Total Other Income	34,903	(1,703,255)	1,738,158	-102%
Net Income (loss)	(34,270)	(881,383)	847,113	-96%
Net Income (Loss) attributable to China Logistics Group, Inc.	$(112,540)	$(1,479,326)	$1,366,786	-92%

KEY INDICATORS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Cost of sales as a percentage of sales	91%	93%	95%	94%
Gross profit as a percentage of sales	9%	7%	5%	6%
Total operating expenses (income) as a percentage of sales	5%	4%	6%	2%

Sales

Sales for the third quarter and nine months of 2009 decreased 55% and 51%, respectively, compared to the same periods in 2008 primarily as a result of a continuing contraction of our customer base as some of our clients have ceased or suspended their manufacturing operations since 2008. We believe these declines are due to the continuing effects of the overall global economic slowdown causing a reduction in demand for Chinese sourced raw materials and finished goods.  As demand for these goods decrease, demand for our transportation services also decreases.

Cost of Sales and Gross Profit

Cost of sales as a percentage of sales decreased to 91% for the third quarter and increased to 95% for the nine months of 2009, as compared to 93% and 94% for the comparable periods in 2008.  The overall increase for the nine months of 2009 is primarily due to higher shipping costs caused by lower shipping volumes, consolidation of shipping routes and competitive pricing given to our customers.  In the third quarter of 2009, however, we saw improvement in our cost of sales as a percentage of sales as we were able to negotiate more favorable shipping terms as the supply of container space increased relative to demand. Our ability to negotiate more favorable shipping terms in the long run, however, is hampered at lower shipping volumes.

Total Operating Expenses

Total operating expenses for the third quarter of 2009 decreased 50% as compared to the same period in 2008 primarily as a result of a decrease in selling, general and administrative expense of approximately $265,000 and a revision to our estimates for our allowance for bad debt resulting in a decrease in bad debt expense of approximately $4,000. The decrease in selling, general and administrative expenses (which includes commissions paid to sales employees and agents, and legal and professional fees) was due to lower commissions as a direct result of decreased sales and further cost containment efforts to “right-size” our operating expenses in response to decreased sales. These decreases were partially offset by the addition of costs associated with the opening of our new sales office in Lianyungang, China and increases in legal and professional fees for regulatory compliance associated with our SEC reporting obligations. We expect operating expenses to continue to remain at approximately 4-6% of sales through the end of 2009.

Total operating expenses for the nine months of 2009 increased 39% as compared to the same period in 2008 primarily as a result of $397,309 in recovery of bad debt recognized in 2008 that was not repeated in 2009, partially offset by the decrease in selling, general and administrative expenses of approximately $265,000 and bad debt expense of $4,000 in the third quarter of 2009.

Total Other Income (Expenses)

Total other income (expense) consists of realized exchange gains and losses, interest expense, non-operating bad debt, and registration agreement penalty. Total other income (expense) in the third quarter of 2009 decreased $1,601,093 compared to same period in 2008 primarily as a result of the absence of a registration agreement penalty accrued in 2008. The penalty is payable to the investors in our April 2008 Unit Offering pursuant to the agreements we entered into with them.

Total other income (expense) for the nine months of 2009 decreased $1,738,158 compared to the same period in 2008 primarily as a result of a $10,000 increase in realized exchange gain, the absence of the $1,597,000 registration agreement penalty accrued in 2008 and the absence of approximately $87,000 in bad debt from a major shareholder and related party, Mr. David Aubel, that was deemed uncollectible in the second quarter of 2008.

Foreign Taxes

Foreign taxes for the third quarter and nine months of 2009 decreased $125,118 and $194,636, respectively, compared to the same periods in 2008 due to lower income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate expenses and therefore have a net loss carryforward for U.S. tax purposes.

Net Income (Loss)

We recognized net income in the third quarter of 2009 of $239,872 compared to a net loss of $1,383,633 in the third quarter of 2008 primarily due to our ability to contain certain aspects of our selling, general and administrative expenses of approximately $265,000 and the absence of the registration rights penalty of $1,597,000 recorded in the third quarter of 2008.  We recognized a net loss for the nine months of 2009 of $34,270 compared to a net loss of $881,383 for the same period in 2008. This decrease in net loss is also due to the non-recurring nature of the registration rights penalty and non-operating bad debt.

Net Income (Loss) Attributable to China Logistics Group, Inc.

Our net income attributable to China Logistics Group, Inc. consists of net income (loss) less the net income (loss) attributable to the non-controlling interest holders of Shandong Jiajia. The noncontrolling interest holders have claim to 49% of the net income or loss of Shandong Jiajia. The net income attributable to the noncontrolling interest for the third quarter and nine months of 2009 decreased 37% and 87%, respectively as a direct result in the decrease in net income generated by Shandong Jiajia.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2009, we had working capital of $1,688,531 as compared to $1,698,227 at December 31, 2008.  This $9,696 decline was due to the offsetting impact of an approximately $1.0 million increase in accounts receivable and an approximately $850,000 increase in accounts payable and accruals, together with a decline in cash of $1.1 million.  Cash at September 30, 2009 was $2,074,891, down from $3,156,362 at December 31, 2008.  This $1.1 million decline was due primarily to increase in advance to vendors of $407,330, increase in advances to related parties of $375,472 and repayment of advances from related parties of $191,081.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, and accumulated deficit.

While in April 2008, we raised approximately $3,360,000 in net proceeds from our 2008 Unit Offering, approximately $2,000,000 was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we subsequently advanced Shandong Jiajia an additional $500,000 for working capital.  In addition, we have recognized a liability in the amount of $1,597,000 provided for under the terms of the registration statement we entered into in connection with the warrants we issued in our 2008 Unit Offering and we may be subject to potential disgorgement and prejudgment interest in connection with the SEC’s September 24, 2008 complaint filed against us, Mr. Harrell and Mr. Aubel as described in Part II, Item 1 Legal Proceedings. We believe our current level of working capital and cash generated from operations may not be sufficient to meet these cash requirements and potential obligations in 2009 without attaining profitable operations and/or obtaining additional financing.

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

As a result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to the decline in our revenues, we have reduced the controllable portions of our cost of sales and general and administrative expenses where possible.  We have seen that these efforts have resulted in a positive gross profit in the current quarter.  We believe our cost reduction program can have the desired result and help us achieve positive cash flow in our operations, even at the reduced level of sales which we anticipate for the foreseeable future.

If, however, our operational cost reduction efforts are not successful to a level which enables us to generate sufficient cash flow from operations to fund our needs we may need to raise additional working capital.  We do not have any commitments for any additional capital and both the terms of our 2008 Unit Offering which contain certain restrictive covenants and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.  We believe this cost containment approach is a viable response to the current market conditions and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future.

Net cash used in operating activities for the nine months of 2009 totaled $676,755 compared to $821,779 in the comparable period of 2008.  This decrease in cash used was due primarily to a net increase in accounts payable and accruals of $850,300, and decrease in advances from customers of $161,976 these sources of cash were offset by the overall net loss of $34,270 an increase in advances to vendors of $407,330 and an increase in accounts receivable of $997,859.

Cash used in investing activities for the nine months of 2009 totaled $244,130 compared to cash used in investing activities of $74,295 in the comparable period of 2008.  During 2009, we advanced approximately $375,000 to related parties for the nine months of 2009 and approximately $75,000 in the comparable period of 2008.  We also received approximately $131,000 in repayments from these related parties during the nine months of 2009 and approximately $27,000 in the comparable period of 2008. We did not have any capital expenditures in the nine months of 2009 compared to approximately $26,000 in the nine months of 2008.

Cash used in financing activities during the nine months of 2009 totaled $174,956 compared to cash provided from financing activities of $3,492,954 in the comparable period of 2008.  Cash used during the nine months of 2009 was comprised of $191,081 we used to repay advances from related parties offset by $16,125 we received as advances from related parties. The decline in net cash provided by financing activities for the nine months of 2009 compared to the same period in 2008 was due to an absence of fund raising activities from our 2008 Unit Offering totaling $3,778,250, and convertible related party notes of $148,200 offset by the net amount of related party advances and repayment of such advances during these periods.

The net impact on our cash flow of cash advances to and from related parties was $419,086 of cash used during the nine months of 2009 compared to $48,649 of cash used in the comparable period of 2008.

We maintained cash balances in the United States as of December 31, 2008 and currently maintain our cash balances in China. At September 30, 2009 and December 31, 2008, our cash by geographic area was as follows:

	September 30, 2009		December 31, 2008
United States	$-	0%	$201,605	6%
China	2,074,891	100%	2,954,757	94%
	$2,074,891	100%	$3,156,362	100%

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

Total current assets increased $801,248 or 12% at September 30, 2009 from December 31, 2008.  The change was primarily due to a $1.0 million increase in accounts receivable due to slower payments from customers as days sales outstanding increased to 87 days for the nine months of 2009 compared to 46 days in the comporable period of 2008, an approximately $650,000 increase in advances to vendors and related parties due to increases in deposits on containers to accommodate orders received near the end of the quarter; these increases were partially offset by a $1.1 million decrease in cash. Other receivables at September 30, 2009 were $543,234 and was comprised of $484,102 that was advanced to other entities with which we have a strategic or other business relationship, $38,728 reflecting a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us and $20,404 of deferred expenses.

Total current liabilities also increased $810,944 or 16% at September 30, 2009 from December 31, 2008 primarily due to an increase in our trade accounts payable , accruals and advances from customers, partially offset by decreases in due to related parties as further described below, and advances from customers.

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

In March 20, 2008 under the terms of our December 31, 2007 agreement with Shandong Jiajia:

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

Due from/to Related Parties

At September 30, 2009, we were due $387,091 from Shandong Huibo Import & Export Co., Ltd., a former shareholder of Shandong Jiajia and $375,471 from Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere”). The loans provided are unsecured, non-interest bearing and payable on demand. At September 30, 2009, we owed $109,055 to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia and $78,777 to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere and $15,909 to Tianjin Sincere. The proceeds of the loans were for working capital purposes and are unsecured, non-interest bearing and repayable on demand.

Commitments

Rent expense from our office leases for the third quarter and nine months of 2009 were approximately $29,000 and $87,000, respectively and approximately $27,000 and $81,000 in the same periods of 2008.  We did not have any minimum, contingent, or sublease arrangements in these leases.

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

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, we are required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees.

The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

•	our acquisition efforts in the future, if any, may result in significant dilution to existing holders of our securities;
•	liabilities related to prior acquisitions;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements;
•	difficulties in raising capital in the future as a result of the terms of our April 2008 unit offering;
•	our ability to effectively integrate our acquisitions and manage our growth;
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

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the SEC on September 29, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer who then also served as our principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2009, the end of the period covered by this report (the “Evaluation Date”).  Our management, which at that time was solely our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Based on this evaluation, our Chief Executive Officer who also served as our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2009 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidating subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Subsequent to the filing of the first amendment to our 2007 Form 10-K (Amendment No. 1) on May 19, 2008, we discovered that, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that we: (i) accounted for our acquisition of a 51% interest in Shandong Jiajia as a capital transaction instead of using the purchase method of accounting, (ii) properly determine that we were a public shell company prior to the Shandong Jiajia transaction, and (iii) account for certain costs related to the Shandong Jiajia transaction as costs directly associated with the reverse recapitalization transaction.

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

Further, in our 2008 interim reports, we: (i) failed to properly recognize and record $25,060 in professional fees expense attributable to that period, (ii) correctly classify approximately $400,000 in recovery of bad debts in the consolidated statements of operations from a component of other income (expense) to a component of operating income, (iii) failed to recognize an overall accrual of $137,149 in expenses, and (iv) failed to recognize an accrued loss of $1,597,000 due under a registration payment arrangement entered into in connection with our financing completed in April 2008.  We have also amended our Annual Report on Form 10-K as originally filed to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the reverse recapitalization transaction and its effects on equity, and (ii) we did not properly classify and present cash flows related to advances from, and repayments of advances from related parties.

Finally, we have also amended our Quarterly Report on Form 10-Q for the interim three months ended March 31, 2009 to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the reverse recapitalization transaction and its effects on equity, (ii) we did not properly classify and present cash flows related to advances to, collections of advances to, advances from, and repayments of advances from related parties, and (iii) we did not properly adopt the provisions of FASB Accounting Standard 810, or FASB AS Topic 810-10-65, “Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”

We historically have had an inadequate number of personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Our Chief Executive Officer who served as our principal financial and accounting officer until October 12, 2009 is not an accountant and we have historically relied upon the services of outside accountants.  On October 12, 2009 our Board of Directors appointed Ms. Yuan Huang as our Chief Financial Officer.  Ms. Huang is an accountant and while she lacks expertise in U.S. GAAP, she has significant experience in PRC accounting.   The balance of our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

These material weaknesses at December 31, 2007 continue at September 30, 2009. To correct these ongoing material weaknesses we plan to implement changes in our disclosure controls and procedures and internal control over financial reporting. Specifically, for issuances of common stock, management plans to implement improved policies and procedures that will include a review of issuances of common stock by appropriate personnel. For issuances of preferred stock, management plans to implement improved policies and procedures that will include a review of the accounting for preferred stock to be issued for consulting services by appropriate personnel. In addition, we will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed, the SEC filed a civil complaint on September 24, 2008 in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against Mr. V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, Mr. David Aubel, previously our largest shareholder and formerly a consultant to us, and our company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.

On October 19, 2009, the Court in this case entered a Default Judgment of Permanent Injunction and Other Relief against Mr. Aubel. The default judgment enjoins Mr. Aubel from violating Sections 5(a), and 5(c) of the Securities Act of 1933, and Sections 10(b), 13(d), and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1, and 16a-3, thereunder. In addition, the default judgment also bars Mr. Aubel from participating in any offering of a Penny Stock, pursuant to Section 21(d) of the Securities Exchange Act of 1934.

As previously disclosed, we cooperated with the SEC in its action against us and, despite our lack of knowledge of any wrongdoing; in February 2009 we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B). The injunction also provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  We are pursuing a settlement with the SEC regarding the disgorgement and prejudgment interest they are seeking.

Except as disclosed above, there has been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Additional risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 filed with the SEC on September 29, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009 (18)
10.21+	Employment Agreement effective as of October 12, 2009 between China Logistics Group, Inc. and Yuan Huang. (19)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*           filed herewith
+           Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on October 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LOGISTICS GROUP, INC.

Date: November 23, 2009	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)