Form 10-K/A
period 2007-12-31
China Logistics Group Inc
filed 2010-02-12
CIK 1123493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A (AMENDMENT NO. 4 )
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

 EXPLANATORY PARAGRAPH

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 4 to amend our Annual Report on Form 10-K for the year ended December 31, 2007 filed on December 24, 2008 to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheet at December 31, 2007 and our consolidated statement of operations, consolidated statements of stockholders' deficit and consolidated statements of cash flows for the year ended December 31, 2007 (the “December 31, 2007 Financial Statements”).

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

Following further comments from the staff of the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary, and accordingly, we have restated our financial statements and related disclosures in this Form 10-K/A (Amendment No. 4) to:

•
reclassify 2,000,000 warrants issued to Mr. Chen as additional consideration valued at $480,000 from equity to derivative liability as there was insufficient authorized common shares to settle the contract as of 12/31/2007

•	further adjust the method of recording the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007

Additional information on the effect of the correction in our financial statements as a result of this most recent restatement is contained in Note 2 – Restatement of Financial Statements and Basis of Presentation appearing elsewhere in this report.

As a result of these additional corrections to our financial statements and related disclosures for the year ended December 31, 2007, we are filing this Amendment No. 4 to our Form 10-K/A to reflect additional changes to our financial statements necessitated by these restatements.  We have also made certain changes in the disclosure in response to comments from the staff of the Securities and Exchange Commission.

- i -

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

This Form 10-K/A (Amendment No.  4 ) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 4 ) consist of all other items originally contained in our Form 10-K for the year ended December 31, 2007 as filed on April 15, 2008, our Form 10-K/A (Amendment No. 1) as filed on May 19, 2008, Form 10-K/A (Amendment No. 2) as filed on December 24, 2008, and Form 10-K/A (Amendment No. 3) as filed on June 9, 2009 .  This Form 10-K/A (Amendment No. 4 ) supersedes in its entirety our Annual Report on Form 10-K for the year ended December 31, 2007 filed on April 15, 2008, our Form 10-K/A (Amendment No. 1) filed on May 19, 2008, our Form 10-K/A (Amendment No. 2) filed December 24, 2008, and our Form 10-K/A (Amendment No. 3) filed June 9, 2009 .

Subsequent to the filing of our Form 10-K/A on May 19, 2008, Mr. V. Jeffrey Harrell resigned as our sole officer and director in July 2008 and Messrs. Wei Chen and Hui Lu were appointed executive officers and directors of the Company.  Accordingly, this Form 10-K/A (Amendment No.  4 ) does not reflect the change in our management or other events occurring after the filing of the Form 10-K/A, except as may be specifically required as a result of the restatement of the financials described above.  This Form 10-K/A (Amendment No.  4 ) also does not disclose the action against the Company by the Securities and Exchange Commission as described in its Current Reports on Form 8-K filed on October 1, 2008, October 15, 2008 and March 11, 2009.  Readers are cautioned to review all of the Company’s filings made with the Securities and Exchange Commission for additional information about the Company which occurred subsequent to the date of the original filing of the Form 10-K for the year ended December 31, 2007 filed on April 15, 2008.

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

AVAILABLE INFORMATION

Our principal executive offices are located at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723, and our telephone number at this location is (562) 408-3888.  We file annual, quarterly and other reports and other information with the Securities and Exchange Commission.  You may read and copy any materials we file with the Commission at the Securities and Exchange Commission's Public Reference Room at 100 Fifth Street N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the Commission. We maintain a website with the address www.chinalogisticsinc.com. We are not including information contained on our website as part of, nor incorporating it by reference into, this Annual Report on Form 10-K/A (Amendment No. 3). We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,380, an increase in the amount owed from September 20, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 250,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of the Company’s common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note.

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

Shandong Jiajia expects to renew the lease for the Shanghai Branch at expiration upon similar terms. The leases for the Xiamen Branch and Lianyungang City office are with unrelated third parties

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTCBB under the symbol CHLO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations reflect a 1-40 reverse split effective March 11, 2008.

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

In March 2008 we also issued Mr. David Aubel 2,864,606 shares of our common stock in satisfaction of $2,521,380 due him under a convertible note and a loan. Mr. Aubel, a principal shareholder of our company, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and the fair value of our derivative liability and stock based compensation, that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period.

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

  Derivative liability

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000. A t 12/31/2007 there was insufficient authorized common shares to settle the warrant contract.  As such, the $480,000 is classified as a liability and will be reclassified to equity upon a) the exercise of the warrants, or b) shareholder approval for the increase in authorized shares.  Proper shareholder approval was obtained to amend the Company’s articles of incorporation to increase in the number of shares of authorized common stock and a reverse stock split, among other things, on February 11, 2008, which such action was effective on March 11, 2008.  This amendment allowed the Company to deliver the shares provided for in the additional warrants issued to Mr. Chen and the derivative liability was reclassified to equity during the first quarter of fiscal 2008.

We have adopted the “Black Scholes” pricing model to book the estimated fair value of the purchase warrants totaling $480,000 under the provisions of SFAS No. 123(R).

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

As of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the number of shares of common stock issued and outstanding would not exceed the number of common stock shares authorized. This material weakness was reported in our December 31, 2007 Form 10-K. Also, as of December 31, 2007, we did not have appropriate policies and procedures in place to ensure that the recognition of the fair value of 450,000 shares of our Series B Convertible preferred stock to be issued for consulting services rendered during the year ended December 31, 2007 would be accounted for in 2007.  This material weakness was not discovered until May 14, 2008, subsequent to the filing of our December 31, 2007 Form 10-K/A.   Further, on January 8, 2010 we determined that 2,000,000 common stock purchase warrants originally accounted for as equity would require reclassification to a derivative liability as there were insufficient authorized shares to settle to contract at December 31, 2007.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2008, there were 19,395,203 shares of our common stock issued and outstanding. Our common stock is our only class of voting security. The following table sets forth information known to us as of April 2, 2008 relating to the beneficial ownership of shares of our voting securities by:

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

CHINA LOGISTICS GROUP, INC.

Date: February 11, 2010	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: February 11, 2010	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chief Executive Officer, and director	February 11, 2010
Wei Chen

Yuan Huang	Principal Financial and Accounting Officer	February 11, 2010
Yuan Huang

/s/ Hui Liu	Director	February 11, 2010
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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

March 31, 2008, except for Note 2, as to which the date is February 12, 2010 .

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS	Restated
Current assets:
Cash	$1,121,605	$822,908
Accounts receivable, net of allowance for doubtful accounts of $794,715 and $1,262,902 at December 31, 2007 and 2006, respectively	3,131,831	1,903,884
Accounts receivable - related party	7,000	-
Other receivables	-	181,060
Due from related parties	511,435	282,559
Prepayments and other current assets	328,065	14,828
Total current assets	5,099,936	3,205,239
Property and equipment, net	42,336	50,309
Deposits	-	4,683
Total assets	$5,142,272	$3,260,231
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$12,633	$-
Accounts payable – trade	3,608,885	2,733,055
Accrued compensation – related party	446,985	-
Other accruals and current liabilities	485,101	319,237
Convertible note payable/related party	2,373,179	-
Advances from customers	683,436	110,559
Due to related parties	229,252	214,211
Foreign tax payable	36,117	8,872
Total current liabilities	7,875,588	3,385,934

Derivative liability	480,000	-

Total liabilities	8,355,588	3,385,934

Minority interest	601,028	-
Stockholders' deficit:
Preferred stock - $.001 par value, 5,000,000 shares authorized
Series A preferred stock - 1,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,000	1,000
Series B preferred stock - 1,295,000 and 120,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,295	120
Common stock - $.001 par value, 200,000,000 shares authorized, 4,999,350 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,999	-
Additional paid-in capital	12,447,625	3,058,800
Accumulated deficit	(16,042,873)	(3,188,209)
Accumulated other comprehensive (loss) income	(226,390)	2,586

Total stockholders' deficit	(3,814,344)	(125,703)
Total liabilities and stockholders' deficit	$5,142,272	$3,260,231

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	Restated
Sales	$35,298,453		$30,311,924
Cost of sales	34,036,196		30,884,771
Gross profit (loss)	1,262,257		(572,847)

Operating expenses:
Selling expenses	37,546		35,350
General and administrative expenses	583,564		617,432
Bad debt expense	57,067		259,494
Total operating expenses	678,177		912,276
Income (loss) from operations	584,080		(1,485,123)

Other income:
Other income	13,575		18,588
Interest income	-		224
Total other income	13,575		18,812
Income (loss) before income taxes and minority interest	597,655		(1,466,311)
Foreign taxes	(57,205)		(10,389)
Income (loss) before minority interest	540,450		(1,476,700)
Minority interest in income of consolidated income	264,820		-
Net income (loss)	275,630		(1,476,700)
Other comprehensive income (loss):
Foreign currency translation adjustments	(228,976)		12,754
Comprehensive income (loss)	$46,654		$(1,463,946)
Earnings (loss) per share:
Basic	$20.12	$	N/A
Diluted	$0.05	$	N/A
Weighted-average number of shares outstanding
Basic	13,697		-
Diluted	5,617,314		-

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

								Accumulated	Accumulated
	Series A		Series B				Additional	Retained	Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income/Loss	Total
	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Balance December 31, 2005	1,000,000	$1,000	120,000	$120	-	$-	$3,058,800	$(1,711,509)	$(10,168)	$1,338,243
Net loss for the year	-	-	-	-	-	-	-	(1,476,700)	-	(1,476,700)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	12,754	12,754

Balance December 31, 2006	1,000,000	1,000	120,000	120	-	-	3,058,800	(3,188,209)	2,586	(125,703)
Recapitalization for reverse acquisition	-	-	1,175,000	1,175	4,999,350	4,999	9,388,825	(13,130,294)	-	(3,735,295)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(228,976)	(228,976)
Net income for the year	-	-	-	-	-	-	-	275,630	-	275,630

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,447,625	$(16,042,873)	$(226,390)	$(3, 814 ,344)

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
•
the adjustment to the initially reported carrying values of assets and liabilities of the accounting acquiree (formerly MediaReady, Inc.) recognized in connection with the acquisition of a 51% interest in Shandong Jiajia International Freight Forwarding Co., Ltd. accounted for as a capital transaction implemented through a reverse acquisition;

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

In connection with the recording of our acquisition of a 51% interest in Shandong Jiajia on December 31, 2007, the Company failed to adequately recognize all adjustments necessary to properly reflect the initial carrying value of the accounting acquiree (then named MediaReady, Inc.) as of the effective date of the transactions.  As a result of this re-evaluation, several assets and liabilities were adjusted as of the transaction date.  These corrections resulted in the restatement to our balance sheet as of December 31, 2007.  This revaluation did not affect our statements of operations or earnings per share as of December 31, 2007, as it was deemed a contribution to capital by the accounting acquirer.  These adjustments to the initially carrying values did not affect our consolidated statements of operations or earnings (loss) per share for the periods presented.

Components of this re-statement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate		Restated
Accounts receivable – related party	$160,350	$(153,350)	(a)	$7,000
Deferred expenses	5,450	(5,450)		-
Prepaid expenses and other current assets	338,895	(10,830)		328,065
Property and equipment, net	46,622	(4,286)		42,336
Intangible assets	821	(821)		-
Deposits	12,000	(12,000)		-
	$564, 138	$(186,737)		$377,401

Accounts payable – trade (b)	$4,444,825	$(835,940)	(b)	$3,608,885
Other accruals and current liabilities (c)	343,301	141,800	(c)	485,101
Minority Interest (d)	670,510	(69,482)	(d)	601,028
Additional paid-in capital	(3,379,049)	649,203		(2,729,846)
Accumulated deficit	(313,084)	(72,318)		(385,402)
	$1,766,503	$(186,737)		$1,579,766

(a)	Reflects adjustment to accounts receivable balance due from a single customer subsequently deemed uncollectible.

(b)	Reflects adjustment including $764,220 due to a single vendor, formally forgiven in April 2008, and previously reported as a gain in the second quarter 2008.

(c)	Reflects recording of accrued professional fees at December 31, 2007 by Shandong Jiajia as discussed above.

(d)	Reflects the effect on minority interest (49%) of $141,800 in professional fees recognized by Shandong Jiajia, see adjustment (c).

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

Following further comments from the Securities and Exchange Commission and upon further review, the Company determined that further amendments to the December 31, 2007 financial statements included in the Company’s Form 10-K/A (Amendment No. 3) filed on June 9, 2009 were necessary including:

•
reclassification of 2,000,000 warrants issued to Mr. Chen as additional consideration valued at $480,000 from equity to derivative liability as there were insufficient authorized common shares to settle the contract as of 12/31/2007

•	further adjustment to the method of recording the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007

Components of this restatement are detailed in the following tables:

Balance sheet data as of December 31, 2007:

		Adjustment
	As Filed	To Restate	Restated
Derivative liability	-	480,000	480,000
Total liabilities	7,875,588	480,000	8,355,588

Additional paid-in capital	(2,729,846)	15,177,471	12,447,625
Accumulated deficit	(385,402)	(15,657,471)	(16,042,873)
Total stockholders’ deficit	$(3,334,344)	$(480,000)	$(3,814,344)

Consolidated statements of operations for the year ended December 31, 2007:

		Adjustment
	As Filed	to Restate	Restated

Earnings (Loss) Per Share:
Basic	$0.08	$20.04)	$20.12
Diluted	$0.03	$0.02	$0.05

Weighted-average number of shares outstanding
Basic	3,442,152	(3,428,455)	13,697
Diluted	9,045,589	(3,428,275)	5,617,314

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ” (“SFAS 159??. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159.

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

	Year ended
	December 31,
	2007	2006
	Restated
Numerator:
Net income (loss) applicable to common stockholders (A)	$275,630		$(1,476,700)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	13,697		-	*
Denominator for diluted earnings per share
Treasury stock method
Options	1,871,245		--
Series A and B preferred stock – unconverted	3,732,192		--

Adjusted weighted average shares outstanding (C)	5,617,314		-	*

Basic and diluted earnings per common share:
Earnings per share- basic (loss)(A)/(B)	$20.12	$	N/A	*
Earnings per share- diluted (A)/(C)	$0.05	$	N/A	*

N/A – Not available

* Due to the reverse recapitalization accounting treatment, there are no common shares outstanding during 2006.  Dividing net income by zero is mathematically undefined and Earnings per share data for 2006 is not available.

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

  Derivative liability

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000. A t 12/31/2007 there was insufficient authorized common shares to settle the warrant contract.  As such, the $480,000 is classified as a liability and will be reclassified to equity upon a) the exercise of the warrants, or b) shareholder approval for the increase in authorized shares.  Proper shareholder approval was obtained to amend the Company’s articles of incorporation to increase in the number of shares of authorized common stock and a reverse stock split, among other things, on February 11, 2008, which such action was effective on March 11, 2008.  This amendment allowed the Company to deliver the shares provided for in the additional warrants issued to Mr. Chen and the derivative liability was reclassified to equity during the first quarter of fiscal 2008.

We have adopted the “Black Scholes” pricing model to book the estimated fair value of the purchase warrants totaling $480,000 under the provisions of SFAS No. 123(R).

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

On December 3, 2005, the Company entered into an argument with Mr. Aubel which provided for the conversion of his obligation:

The Convertible Note Payable – David Aubel, Related Party was accounted for as a derivative until it was modified pursuant to Section 4(l) of the December 2007 Acquisition Agreement between the Company and Shandong Jiajia.  Section 4(l) of that agreement fixed the conversion price and number of shares to be converted to repay the convertible note.  The final obligation to Mr. Aubel of $2,521,380 was settled in full on March 20, 2008 through the issuance of 2,864,606 shares of common stock.  No interest was accrued in 2008 as, under the terms of the agreements related to the reverse recapitalization transaction with Shandong Jiajia, Mr. Aubel had agreed to a final settlement of a fixed number of common shares as of December 31, 2007.

The historical financial statements of the legal acquirer, China Logistics Group, Inc. (f/k/a Media Ready, Inc.), were not restated in accounting for this transaction; i.e. the financial statements included on our Form 10-K for the fiscal year ended December 31, 2006 have not been restated which include the derivative treatment.  Rather, as of December 31, 2007 our financial statements have been retrospectively restated to present the historical financial statements of Shandong Jiajia, the accounting acquirer of the reverse recapitalization.  These restated historical financial statements are included in our Form 10-K/A (Amendment No. 4) for the fiscal year ended December 31, 2007.  Based on our accounting for the transaction as a reverse recapitalization, no convertible note or the derivative liability associated with this note is presented on the balance sheet as at December 31, 2006 in the Company’s Form 10-K/A (Amendment No. 4) for fiscal year ended December 31, 2007.

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

NOTE  12 – STOCKHOLDERS’ EQUITY

Share and per share figures in the report have been retroactively restated to give effect to the 1 for 40 reverse split which took place on March 11, 2008.

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

During the year ended December 31, 2007 the Company issued 1,000,000 of Series A preferred stock to finance, in part, the purchase of a 51% interest in a company incorporated in the People Republic of China at a fair value of $2.10 per share, for a total of $2,100,000.

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

During the year ended December 31, 2007 the Company granted stock options to purchase 2,000,000 shares of common stock to finance, in part, the purchase of a 51% interest in a company incorporated in the Peoples Republic of China, at a fair value of $480,000.

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

During the year ended December 31, 2007 the Company issued 16,250 shares of common stock to third parties for services rendered with a fair value of $58,950.

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

Risk-free rate	4.45%
Volatility	96%

The following table summarizes the stock warrant activity:

	Number of Shares
2004
Warrants granted (five year term expiring April 2, 2009)	2,500
Warrants exercised	—

2005
Warrants granted (five year term expiring April 2, 2010)	2,500
Warrants exercised	—

2006
Warrants granted (three year term expiring May 31, 2009)	110,000	*
Warrants exercised	—

2006
Warrants granted (five year term expiring April 2, 2011)	2,500
Warrants exercised	—
	117,500

* -	110,000 common share purchase warrants issued to Trilogy Partners, Inc. for marketing and public relations services with a fair value of $396,000 expensed in 2006. These warrants expire May 31, 2009

NOTE 16 – COMMITMENTS

On June 1, 2007 Shandong Jiajia entered into a one year lease with a shareholder of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $37,585 per annum.

On November 1, 2003 the Company entered into a sixty two month lease of a property in the Peoples Republic of China at a base rent of $18,863 per annum

The following is a schedule of minimum future rentals on the operating leases:

Period	Total
Period Ended December 31, 2008	62,533
Period Ended December 31, 2009	$121,000
Period Ended December 31, 2010	48,000
Period Ended December 31, 2011	23,000
Period Ended December 31, 2012	23,000
Thereafter	--
$261,000

Rent expense from our office leases for 2007 and 2006 were approximately $63,000 for both periods.  We did not have any minimum, contingent, or sublease arrangements in these leases.

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

NOTE 17 – REGIONS

The table below presents information by operating regions for the year ended December 31, 2007 (Restated).

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

In March 2008 we also issued to Mr. David Aubel, a principle shareholder of the Company 2,864,606 shares of our common stock in satisfaction of a $2,521,380 convertible note and loan due to him from the Company. Mr. Aubel, is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of that act.

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