Form 10-Q/A
period 2009-03-31
China Logistics Group Inc
filed 2010-02-12
CIK 1123493

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

Explanatory Paragraph

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed on May 20, 2009, to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at March 31, 2009 and December 31, 2008 and our consolidated statements of operations, and consolidated statements of cash flows for the three month period ended March 31, 2009, and add our consolidated statement of changes in equity (deficit) for the year ended December 31, 2008 and the three month period ended March 31, 2009.

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

Following comments from the staff of the Securities and Exchange Commission and upon further review, the Company determined that further amendments were necessary, and accordingly, we have restated our financial statements and related disclosures in this Form 10-Q/A (Amendment No. 2) to:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 and properly record the subsequent accounting for the changes in the fair value of the associated liability at March 31, 2009;

•
correct the presentation of the indirect method for presenting cash flows from operating activities in our unaudited consolidated statements of cash flows to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

As a result of these corrections to our financial statements for the three months ended March 31, 2009 and year ended December 31, 2008, we are filing this Amendment No. 2 to our form 10-Q for the period ended March 31, 2009 to reflect the changes to our financial statements necessitated by these restatements.

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

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No. 2 ) consist of all other Items originally contained in our Form 10-Q for the period ended March 31, 2009.  This filing supersedes in its entirety our original Form 10-Q for the period ended March 31, 2009 and our Form 10-Q/A (Amendment No. 1) filed on September 9, 2009.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS	(Unaudited)
Current assets:
Cash	$922,925	$3,156,362
Accounts receivable, net	3,188,519	2,739,173
Other receivables	2,007,800	298,442
Advances to vendors	218,310	-
Due from related parties	388,765	518,433
Prepaid expenses and other current assets	19,746	29,510
Total current assets	6,746,065	6,741,920
Property and equipment, net	40,054	44,144
Total assets	$6,786,119	$6,786,064

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,433,895	$1,752,862
Accrued registration agreement penalty	1,597,000	1,597,000
Other accruals and current liabilities	87,702	146,953
Advances from customers	1,054,237	1,133,283
Due to related parties	275,194	378,697
Foreign tax payable	3,540	34,898
Total current liabilities	5,451,568	5,043,693

Derivative liability	2,466,739	-

Total liabilities	7,918,307	5,043,693

Equity:
China Logistics Group Inc. stockholders’ equity (deficit): Equity (deficit):
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	450	450
Common stock - $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at March 31, 2008 and December 31, 2008	34,508	34,508
Additional paid-in capital	17,556,253	19,229,513
Accumulated retained deficit	(19,190,216)	(18,129,491)
Accumulated other comprehensive loss	(185,453)	(187,495)
Total China Logistics Group, Inc. stockholders’ (deficit) equity	(1,784,458)	947,485
Noncontrolling interest	652,270	794,886
Total (deficit) equity	(1,132,188)	1,742,371
Total liabilities and equity	$6,786,119	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Restated)	(Restated)
Sales	$3,198,572	$6,773,213
Cost of sales	3,289,589	6,515,730
Gross profit	(91,017)	257,483
Operating expenses:
Selling, general and administrative	316,408	283,205
Depreciation and amortization	2,351	4,225
Bad debt expense (recovery of bad debts), net	1,244	(380,978)
Total operating expenses	320,003	(93,548)
Operating (expense) income	(411,020)	351,031
Other income (expense)
Realized exchange loss	-	(16,542)
Gain on change in fair value of derivative liability	3,388,993	-
Interest income	1,021	837
Total other income (expense)	3,390,014	(15,705)

Income from continuing operations, before tax	2,978,994	335,326
Foreign tax	1,826	7,788
Net income	2,977,168	327,538
Less: Net (loss) income attributable to noncontrolling interest	(144,579)	227,412
Net (loss) income attributable to China Logistics Group, Inc.	$3,121,747	$100,126

Earnings (loss) per share:
Basic	$0.09	$0.02
Diluted	$0.08	$0.00
Basic weighted average shares outstanding	34,508,203	6,175,726
Diluted weighted average shares outstanding	39,008,203	22,389,059

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:	(Restated)	(Restated)
Net income	$2,977,168	$327,538
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,351	4,225
Gain on change in fair value of derivative liability	(3,388,993)	-
Bad debt expense (bad debt recovery), net	1,244	(339,741)
Change in assets and liabilities
(Increase) decrease in accounts receivable	(450,590)	901,674
Increase in other receivables	(1,709,358)	-
Decrease in accounts receivable - related party	-	7,000
Decrease (increase) in prepayments and other current assets	9,764	(568,316)
Increase (decrease) in accounts payable	681,033	(989,052)
Increase in advances to vendors	(218,310)	-
(Decrease) increase in advances from customers	(79,045)	968,002
Decrease in foreign tax payable	(31,358)	(25,399)
Decrease in other accruals	(59,251)	(215,129)
Net cash (used in) provided by operating activities	(2,265,345)	70,802
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(4,305)
Advance to related parties	-	(64,945)
Collections of advances to related parties	129,668	--
Net cash provided by (used in) investing activities	129,668	(69,250)
Cash flows from financing activities:
Proceeds from convertible note payable - related party	-	148,200
Repayment of advances from related parties	(189,041)	(9,293)
Advances from related parties	85,538	-
Repayment of loan payable - shareholder	-	(11,272)
Net cash (used in) provided by financing activities	(103,503)	127,635
Effect of exchange rate on cash	5,743	25,321
Net (decrease) increase in cash	(2,233,437)	154,508
Cash at beginning of period	3,156,362	1,121,605
Cash at end of period	$922,925	$1,276,113
Supplemental disclosure of cash flow information:
Cash paid during the period for foreign taxes	$-	$33,186

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and THREE MONTH PERIOD ENDING MARCH 31, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total
	(Restated)		(Restated)		(Restated)		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$-	$(2,733,316)
Convertible note payable to related party converted to capital to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive loss											$(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886	-	1,742,371

Cumulative effect of a change in accounting principle – adoption of EITF 07-05 effective January 1, 2009							(2,172,310)	(3,683,422)				(5,855,732)
Net income -- unaudited	-	-	-	-	-	-	-	3,121,747	-	(144,579)	2,977,168	2,977,168
Other comprehensive income, net of tax - unaudited:
Unrealized gain on foreign currency translation adjustment -- unaudited	-	-	-	-	-	-	-	-	2,042	1,963	4,005	4,005
Other comprehensive income - unaudited											4,005	4,005
Comprehensive loss - unaudited											$2,981,173	$2,981,173
Balance March 31, 2009 -- unaudited	-	$-	450,000	$450	34,508,203	$34,508	$17,057,203	$(18,691,166)	$(185,453)	$652,270		$(1,132,188)

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
•
Correct the presentation of our unaudited balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of cash flows and include our unaudited statements of changes in (deficit) equity to present the financial statements after adoption of FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

Following comments from the Securities and Exchange Commission and upon further review, we determined that further amendments to the March 31, 2009 financial statements included in the Company’s Form 10-K/A (Amendment No. 1) filed on September 29, 2009 were necessary including:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 and properly record the subsequent accounting for the changes in the fair value of the associated liability at March 31, 2009;

•
correct the presentation of the indirect method for presenting cash flows from operating activities in our unaudited consolidated statements of cash flows to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

    The March 31, 2009 financial statements included in our Form 10-Q /A filed on September 29, 2009 , contained errors including the treatment of common stock purchase warrants as part of equity rather than as a derivative liability .  Accordingly, our consolidated balance sheet at March 31, 2009, which is included in this report, has been restated to properly record our common stock purchase warrants that were not indexed to our stock as derivative liability . The effect of correcting these errors in our balance sheet at March 31, 2009 and income statement for the three months ended March 31, 2009 was as follows:

Balance Sheet Data	March 31, 2009
	As filed	Adjustment to Restate	Restated
Derivative Liability	-	2,466,739	2,466,739

Total Liabilities	5,451,568	2,466,739	7,918,307

China Logistics Group, Inc. stockholders’ equity (deficit)
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at March 31, 2009	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding March 31, 2009	34,508	-	34,508
Additional Paid-in-capital	19,229,513	(2,172,310)	17,057,203
Accumulated Deficit	(18,396,737)	(294,429)	(18,691,166)
Accumulated other comprehensive income loss	(185,453)	-	(185,453)
Total China Logistics Group, Inc. stockholders’ equity (deficit)	682,281	(2,466,739)	(1,784,458)
Noncontrolling interest	652,270	-	652,270
Total equity (deficit)	1,334,551	(2,466,739)	(1,132,188)
Total liabilities and equity (deficit)	$6,786,119	-	$6,786,119

Income Statement Data	For the three months ended March 31, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange loss	-	-	-
Gain on change in fair value of derivative liability	-	3,388,993	3,388,993
Interest income	1,021	-	1,021
Total other income (expense)	1,021	3,388,993	3,390,014

(Loss) income from continuing operations, before tax	(409,999)	3,388,993	2,978,994

Net (loss) income	(411,825)	3,388,993	2,977,168

Net (loss) income attributable to China Logistics Group, Inc.	(267,246)	3,388,993	3,121,747

Earnings (loss) per share:
Basic	(0.01)	0.10	0.09
Diluted	(0.01)	0.09	0.08
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	34,508,203	4,500,000	39,008,.203

Additionally, the Company has restated and modified the disclosure in the Consolidated Statement of Cash Flows to accurately present the indirect method of reporting cash flows from operating activities and effect of the treatment accorded the derivative liability .

Components of this restatement include:

Statement of Cash Flow Data	For the three months ended March 31, 2009
	As filed	Adjustment to Restate	Restated
Net income	(267,246	3,244,414	2,977,168
Gain on change in fair value of derivative liability	-	(3,388,993)	(3,388,993)
Income (loss) attributable to noncontrolling interest	(144,579)	144,579	-
Net cash (used in) provided by operating activities	(2,264,345)	-	(2,264,345)

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

The March 31, 2008 financial statements included in the Company’s Form 10-Q filed on May 20, 2008, and Form 10-Q/A filed January 12, 2009 contained errors and, accordingly, were restated to correct the accounting treatment previously accorded certain transactions including:

•	Recognize adjustment to the initially reported carrying values of assets and liabilities of MediaReady, Inc. as of December 31, 2007;
•	Correct the classification of $380,978 in recovery of bad debt in the consolidated statements of operations from a component of other income (expense) to a component of operating income;
•	Recognize $25,060 in professional fee expense previously incorrectly omitted;
•	Correct and erroneous over-accrual of professional fees in the amount of $137,149;
•	Correct the classification in the consolidated statement of cash flows of $64,945 in advances to related parties from cash flows from operating activities to cash flows from investing activities; and
•	Correct components of equity as initially recorded in the reverse recapitalization transaction with Shandong Jiajia.

The effect of these error corrections was as follows:

Consolidated Statements of Operations Data	Three months ended March 31, 2008
	As Filed	Adjustment to Restate	Restated

Selling, general and administrative	$395,596	$(112,391)	$283,205
Depreciation and amortization	201,613	(197,388)	4,225
Recovery of bad debt, net	--	(380,978)	(380,978)
Fair value of equity instruments	5,450	(5,540)	--
Total operating expenses	602,659	(696,207)	(93,548)
Operating income (loss)	(345,176)	696,207	351,031
Other income (expense)
Change in fair value of derivative liability	74,347	(74,347)	--
Recovery of bad debt	380,978	(380,978)	--
Total other income (expense)	439,620	(455,325)	(15,705)
Income (loss) before income taxes	94,444	240,882	335,326
Net income (loss)	86,656	240,882	327,538
Net income (loss) attributable to China Logistics Group, Inc.	(140,756)	240,882	100,126
Foreign currency translation adjustment	23,321	(11,428)	11,893
Comprehensive income (loss)	(117,435)	229,454	112,019
Earnings (loss) per share:
Basic	(0.02)	0.04	0.02
Diluted	(0.02)	0.02	0.00
Weighted average shares outstanding
Basic	6,598,579	(422,853)	6,175,726
Diluted	6,598,579	15,790,480	22,389,059

Statement of cash flows data	Three months ended March 31, 2008
	As Filed	Adjustment to Restate	Restated
Net income (loss)	$(140,756)	$240,882	$100,126
Depreciation and amortization	201,613	(197,388)	4,225
Minority interest in income of consolidated subsidiary	227,412	(227,412)	-
Income (loss) attributable to noncontrolling interest	-	227,412	227,4125
Bad debt recovery	(380,978)	41,237	(339,741)
Change in fair value of derivative liability	(74,347)	74,347	--
Securities issued for services	5,450	(5,450)	--
Decrease (increase) in accounts receivable	942,910	(41,236)	901,674
Decrease in accounts receivable- related party	6,301	699	7,000
(Increase) in due from related parties	(64,945)	64,945	--
(Increase ) in prepayment and other assets	(567,353)	(963)	(568,316)
Decrease in accounts payable	(849,904)	(139,148)	(989,052)
Decrease in due to related parties	(9,293)	9,293	--
(Decrease) increase in other accruals	(240,188)	25,059	(215,129)
Net cash provided by (used in) operating activities	(1,474)	72,276	70,802
Cash flows from investing activities
Purchases of property plant and equipment	(4,267)	(38)	(4,305)
Advances to related parties	-	(64,945)	(64,945)
Net cash used in investing activities	(4,267)	(125,401)	(129,668)
Cash flows from financing activities
Repayment advances from related parties	--	(74,238)	(74,238)
Net cash provided by financing activities	136,928	(74,238	62,690
Effect of exchange rate in cash	23,321	2,000	25,321
Net increase (decrease) in cash	154,508	--	154,508
Cash beginning of year	1,121,605	--	1,121,605
Cash at end of period	1,276,113	--	1,276,113

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and assumptions associated with our derivative liability and stock based compensation recognized that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods.

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

Derivative Liability

We issued a total of 31,558,500 common stock purchase warrants in connection with our 2008 Unit Offering comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants excercisble at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical and expire April 30, 2013.  The exercise price of the warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  If we issue or sell shares of our common stock after the 2008 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants is reduced to equal the new issuance price of those shares.

Upon our retroactive adoption of EITF 07-05 “Determining Whether and Instrument (or and Embedded Feature) is indexed to an Entity’s Own Stock”on January 1, 2009, we determined that the warrants did not qualify for a scope exception under FAS 133 “Accounting for Derivative Instruments and Hedging Activities” as they were determined to not be indexed to our stock as prescribed by FAS 133.  Retroactively effective January 1, 2009, the warrants, under FAS 133 and EITF 07-05, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of EITF 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF 07-05 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three months ended March 31, 2009, we recorded a gain on change in fair value of derivative liability of $3,388,993 to mark to market for the decrease in fair value of the warrants during the three and six month periods ended June 30, 2009.  Under FAS 133, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants		Class B Warrants
	January 1, 2009	March 31, 2009	January 1, 2009	March 31, 2009
Dividend Yield	0%	0%	0%	0%
Volatility	231%	253%	231%	253%
Risk Free Rate	1.00%	1.15%	1.00%	1.15%
Expected Term	4.33	4.08	4.33	4.08
Asset Price	$0.19	$0.08	$0.19	$0.08
Exercise Price	$0.35	$0.35	$0.50	$0.50

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This standard must be applied on a retrospective basis. The adoption of FSP APB 14-1 did not have a material effect on our consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.   The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at March 31, 2009.

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)	(Restated)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$3,121,747	$100,126

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	6,175,726
Denominator for diluted earnings per share
Treasury stock method
Stock purchase warrants issued to Mr. Chen	-	1,250,000
Warrants	-	-
Series B preferred - unconverted	4,500,000	4,500,000
Series A and B preferred	-	10,463,333
	-	16,213,333
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	39,008,203	22,389,059
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$0.09	$0.02
Earnings (loss) per share- diluted (A)/(C)	$0.08	$0.00

Potentially issuable shares at March 31, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three Months Ended March 31,
	2009	2008
Stock purchase warrants to Mr. Chen	2,000,000
Warrants	117,500	117,500
Class A and B warrants	31,558,500	-
Series B convertible preferred stock	-	-
	33,676,000	117,500

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

NOTE 10 – COMMITMENTS

Rent expense from our office leases for the first quarter of 2009 was approximately $29,000 and approximately $27,000 in the comparative periods of 2008. We did not have any minimum, contingent, or sublease arrangements in these leases.

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
$238,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K /A , for the year ended December 31, 2008 as filed with the SEC.

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

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

	Three months ended March 31, 2009	Three months ended March 31, 2008	$ Change	% Change
	(Restated)	(Restated)
Sales	$3,198,572	$6,773,213	$(3,574,641)	(53%)
Cost of Sales	3,289,589	6,515,730	(3,226,141)	(50%)
Gross (Loss) Profit	(91,017)	257,483	(348,500)	(135%)
Total Operating Expenses (Income)	320,003	(93,548)	413,551	(442%)
Income (Loss) from Operations	(411,020)	351,031	(762,051)	(217%)
Total Other Income	3,390,014	(15,705)	3,405,719	N/M
Net Income (loss)	2,977,168	327.538	2,649,630	809%
Net Income (loss) attributable to China Logistics Group, Inc.	$3,121,747	$100,126	$3,021,621	N/M

N/M – Not Meaningful

OTHER KEY INDICATORS

	Three months ended March 31,
	2009	2008
	(Restated)	(Restated)
Cost of sales as a percentage of sales	103%	96%
Gross profit as a percentage of sales	(3%)	4%
Total operating expenses (income) as a percentage of gross (loss) profit	(352%)	(37%)

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

Total Other Income (Expenses)

Total other income (expense) consists of realized exchange gains and losses, interest expense, and change in fair value of derivative liability. Total other income in the first quarter of 2009 increased $3,405,719 compared to same period in 2008 primarily as a result the change in fair value of our derivative liability recorded in connection with our Class A and Class B warrants at March 31, 2009 compared to January 1, 2009 decreased $3,388,993 creating a gain in the current quarter.

Foreign Taxes

Foreign taxes for the first quarter of 2009 decreased $5,962, compared to the same periods in 2008 due to lower income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carryforward for U.S. tax purposes.

Net Income (Loss)

We recognized net income in the first quarter of 2009 of $ 2,977,168 compared to net income of $ 327,538 in the first quarter of 2008 primarily due to the non-cash gain from the change in fair value of our derivative liability.  Excluding the impact of this non-cash gain we would have shown a net loss of $411,825 due to the overall decline in our revenues and our inability to cut costs in proportion to this decline.  Demand for the transportation services we provide is dependant primarily on the global demand for Chinese sourced goods and materials which has been negatively affected by the overall global economic slowdown.  At this time, we are unable to reliably forecast when demand for our services will increase to the levels previously achieved.

Net Income (Loss) Attributable to China Logistics Group, Inc.

Our net income attributable to China Logistics Group, Inc. consists of net income (loss) less the net income (loss) attributable to the non-controlling interest holders of Shandong Jiajia. The noncontrolling interest holders have claim to 49% of the net income or loss of Shandong Jiajia. During the first quarter of 2009 Shandong Jiajia recognized a net loss and we attributed $144,579 of the total loss of Shandong Jiajia to noncontrolling interest.  During the first quarter of 2008 Shandong Jiajia recognized net income and we attributed $227,412 of the total net income to the noncontrolling interest.  This 164% decrease is a result of weak demand for transportation services during the first quarter of 2009 as previously described.

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

Net cash used in operating activities in the first quarter of 2009 totaled $2,265,345 compared to $70,802 net cash provided by operating activities in the first quarter of 2008.  This decrease was due primarily to a net increase in other receivables of $1,709,358, which includes a short-term loan of approximately $1.6 million to a strategic partner, an increase in accounts receivable of $450,590, and an increase in advances to vendors of $218,310.  These uses of cash flow are offset, in part, by an increase in accounts payable of $681,033.

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

The net impact on our cash flow of cash advances to and from related parties was $26,165 of cash provided during the first quarter of 2009 compared to $62,690 of cash provided during the first quarter of 2008.

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia.  We also rely on certain assumptions when deriving the fair value of our derivative liability and share-based compensation and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.    The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at March 31, 2009.

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

    We have also amended our Quarterly Report on Form 10-Q for the interim three months ended March 31, 2009 to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the reverse recapitalization transaction and its effects on equity, (ii) we did not properly classify and present cash flows related to advances to, collections of advances to, advances from, and repayments of advances from related parties, and (iii) we did not properly adopt the provisions of FASB Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”

   Finally, we have further amended our Quarterly Report on Form 10-Q/A (Amendment No 1) for the period ended March 31, 2009 to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 “Determining Whether and Instrument (or and Embedded Feature) is indexed to an Entity’s Own Stock” and properly record the subsequent accounting for changes in the fair value of the associated liability at March 31, 2009, and (ii) we did not properly present cash flows from operating activities using the indirect method to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

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

CHINA LOGISTICS GROUP, INC.

Date: February 11, 2010	/s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2010	/s/ Yuan Huang
Yuan Huang, Chief Financial Officer (Principal Financial and Accounting Officer)