Form 10-Q/A
period 2009-06-30
China Logistics Group Inc
filed 2010-02-16
CIK 1123493

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

Explanatory Paragraph

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed on August 19, 2009 , to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at June 30, 2009 our consolidated statements of operations for the three and six month periods ended June 30, 2009 and consolidated statements of cash flows for the six month period ended June 30, 2009 , and add our consolidated statement of changes in equity (deficit) for the six month period ended June 30, 2009.

Our Form 10-Q filed on August 19, 2009 contained errors and were restated to correct the previous accounting treatment to:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 and properly record the subsequent accounting for the changes in the fair value of the associated liability at June 30, 2009;

•
correct the presentation of the indirect method for presenting cash flows from operating activities in our unaudited consolidated statements of cash flows to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

As a result of these corrections to our financial statements for the three and six months ended June 30, 2009 , we are filing this Amendment No. 1 to our form 10-Q for the period ended June 30, 2009 to reflect the changes to our financial statements necessitated by these restatements.

The items of this Form 10-Q/A (Amendment No. 1 ) which are amended and restated as a result of the foregoing are:

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

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No.1) consist of all other Items originally contained in our Form 10-Q for the period ended  June 30, 2009 .  This filing supersedes in its entirety our original Form 10-Q for the period ended June 30, 2009 filed on August 19, 2009 .

- i -

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

- ii -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited	Restated
ASSETS
Current assets:
Cash	$2,395,469	$3,156,362
Accounts receivable, net	3,240,638	2,739,173
Other receivables	446,374	298,442
Advances to vendors	134,513	-
Due from related parties	805,085	518,433
Prepaid expenses and other current assets	18,340	29,510
Total current assets	7,040,419	6,741,920

Property and equipment, net	36,167	44,144
Total assets	$7,076,586	$6,786,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	1,810,476	1,752,862
Accrued registration rights penalty	1,597,000	1,597,000
Other accruals and current liabilities	407,554	146,953
Advances from customers	1,035,847	1,133,283
Due to related parties	740,466	378,697
Foreign tax payable	9,567	34,898
Total current liabilities	5,600,910	5,043,693
Derivative liability	2,472,032	-

Total liabilities	8,072,942	5,043,693

Equity:
China Logistics Group, Inc. shareholders' equity (deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock - 450,000 issued and
outstanding at June 30, 2009 and December 31, 2008	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 34,508,203 shares
issued and outstanding at June 30, 2009 and December 31, 2008	34,508	34,508
Additional paid-in capital	17,057,203	19,229,513
Accumulated deficit	(18,631,446)	(18,129,491)
Accumulated other comprehensive loss	(183,697)	(187,495)
Total China Logistics Group, Inc. shareholders' equity	(1,722,982)	947,485
Noncontrolling interest	726,626	794,886
Total equity	(996,356)	1,742,371
Total liabilities and equity	$7,076,586	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	Restated	Restated	Restated	Restated
Sales	$4,607,989	$8,018,987	$7,806,561	$14,792,200
Cost of sales	4,293,127	7,562,001	7,582,716	14,077,731
Gross profit	314,862	456,986	223,845	714,469

Operating expenses:
Selling, general and administrative	201,880	144,644	518,288	427,849
Depreciation and amortization	4,735	3,935	7,085	8,160
Bad debt expense (recovery of bad debt)	-	(20,765)	1,244	(401,743)
Total operating expenses	206,615	127,814	526,617	34,266
Income (loss) from operations	108,247	329,172	(302,772)	680,203

Other income (expenses):
Realized exchange gain (loss)	35,957	4,135	35,957	(12,407)
Non-operating bad debt expense	-	(87,221)	-	(87,221)
(Loss) Gain on change in fair value of derivative liability	(5,293)	-	3,383,700	-
Interest income (expense)	(210)	(1,504)	813	(667)
Total other income (expenses)	30,454	(84,590)	3,420,470	(100,295)

Income (loss) before income taxes	138,701	244,582	3,117,698	579,908
Foreign taxes	6,314	69,870	8,140	77,658
Net Income (loss)	132,387	174,712	3,109,558	502,250
Less: Net income (loss) attributable to the noncontrolling interest	72,670	131,811	(71,909)	359,223
Net income (loss) attributable to China Logistics Group, Inc.	$59,717	$42,901	$3,181,467	$143,027

Earnings (loss) per common share:
Basic	$0.00	$0.00	$0.09	$0.01
Diluted	$0.00	$0.00	$0.08	$0.00

Weighted average number of shares outstanding:
Basic	34,508,203	31,931,829	34,508,203	19,053,778
Diluted	39,008,203	47,635,943	39,008,203	34,596,664

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	Restated	Restated
Net income (loss)	$3,109,558	$502,250
Adjustments to reconcile net income (loss):
Depreciation expense	7,085	8,160
Gain on change in fair value of derivative liability	(3,383,700)	-
Allowance for doubtful accounts	1,244	(401,743)
Amorization of deferred cost	-	5,450
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(502,824)	1,190,760
Decrease in accounts receivable - related party	-	7,000
(Increase) in advances to vendors	(134,513)	-
Decrease (increase) in prepaid expenses and other current assets	(136,762)	(639,239)
Increase (decrease) in accounts payable	57,614	(2,708,329)
Increase (decrease) in other accruals and current liabilities	260,601	(251,871)
Increase (decrease) increase in taxes payable	(25,331)	43,131
Increase in accrued consulting fee	-	50,082
Increase (decrease) in advances from customers	(97,435)	926,775
NET CASH (USED IN) OPERATING ACTIVITIES	(844,463)	(1,267,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(5,824)
Increase in short-term loan receivable	(1,614,000)	-
Repayment of short-term loan receivable	1,614,000	-
Advances to related parties	(418,062)	-
Repayment from related parties	131,410	-
NET CASH (USED IN) INVESTING ACTIVITIES	(286,652)	(5,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds convertible note payable - related party	-	148,200
Proceeds from loan payable - shareholder	-	2,622
Proceeds from 2008 unit offering	-	3,778,250
2008 unit offering private placement expenses	-	(419,063)
Advances from related parties	552,886	-
Repayment of advances from related parties	(191,118)	(12,633)
NET CASH PROVIDED BY FINANCING ACTIVITIES	361,768	3,497,376

EFFECT OF EXCHANGE RATE ON CASH	8,454	90,367
NET INCREASE (DECREASE) IN CASH	(760,893)	2,314,345
CASH - beginning of year	3,156,362	1,121,605
CASH - end of period	$2,395,469	$3,435,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$31,361	$34,524
Convertible note payable converted to common stock -related party	$-	$2,521,380
Accrued compensation converted to common stock - related party	$-	$448,985

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and SIX MONTH PERIOD ENDING JUNE 30, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028		$(2,733,316)
Convertible note payable to related party converted to capital to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive income											(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886		1,742,371

Cumulative effect of a change in accounting principle – adoption of EITF 07-05 effective January 1, 2009							(2,172,310)	(3,683,422)				(5,855,732)
Net income (loss) - unaudited	-	-	-	-	-	-	-	3,181,467	-	(71,909)	3,109,558	3,109,558
Other comprehensive income, net of tax - unaudited:
Unrealized gain on foreign currency translation adjustment - unaudited	-	-	-	-	-	-	-	-	3,798	3,649	7,447	7,447
Other comprehensive income											7,447	7,447
Comprehensive income											3,117,005	3,117,005
Balance June 30, 2009 - unaudited	-	$-	450,000	$450	34,508,203	$34,508	$17,057,203	$(18,631,446)	$(183,697)	$726,626		$(996,356)

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

The June 30, 2009 financial statements included in our Form 10-Q filed on August 19, 2009 contained errors and were restated to correct the previous accounting treatment to:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 and properly record the subsequent accounting for the changes in the fair value of the associated liability at June 30, 2009;

•
correct the presentation of the indirect method for presenting cash flows from operating activities in our unaudited consolidated statements of cash flows to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

Accordingly, our consolidated balance sheet at June 30, 2009, which is included in this report, has been restated to properly record our common stock purchase warrants that were not indexed to our stock as derivative liability. The effect of correcting these errors in our balance sheet at June 30, 2009, ourincome statement for the three and six months ended June 30, 2009, and statements of cash flows for the nine months ended June 30, 2009 was as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Balance Sheet Data	June 30, 2009
	As filed	Adjustment to Restate	Restated
Derivative Liability	-	2,472,032	2,472,032

Total Liabilities	5,600,910	2,472,032	8,072,942

China Logistics Group, Inc. stockholders’ equity (deficit)
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at June 30, 2009	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding June 30, 2009	34,508	-	34,508
Additional Paid-in-capital	19,229,513	(2,172,310)	17,057,203
Accumulated Deficit	(18,331,724)	(299,722)	(18,631,446)
Accumulated other comprehensive income loss	(183,697)	-	(183,697)
Total China Logistics Group, Inc. stockholders’ equity (deficit)	749,050	(2,472,032)	(1,722,982)
Noncontrolling interest	726,626	-	726,626
Total equity (deficit)	1,475,676	(2,472,032)	(996,356)
Total liabilities and equity (deficit)	$7,076,586	-	$7,076,586

Income Statement Data	For the six months ended June 30, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange gain	35,957	-	35,957
Gain on change in fair value of derivative liability	-	3,383,700	3,383,700
Interest income	813	-	813
Total other income (expense)	36,770	3,383,700	3,420,470

(Loss) income from continuing operations, before tax	(266,002)	3,383,700	3,117,698

Net (loss) income	(274,142)	3,383,700	3,109,558

Net (loss) income attributable to China Logistics Group, Inc.	(202,233)	3,383,700	3,181,467

Earnings (loss) per share:
Basic	(0.01)	0.10	0.09
Diluted	(0.01)	0.09	0.08
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	34,508,203	4,500,000	39,008,203

Additionally, the Company has restated and modified the disclosure in the Consolidated Statement of Cash Flows to accurately present the indirect method of reporting cash flows from operating activities and effect of the treatment accorded the derivative liability.on cash flows in operating activities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Components of this restatement include:

Statement of Cash Flow Data	For the six months ended June 30, 2009
	As filed	Adjustment to Restate	Restated
Net income	(202,233)	3,311,791	3,109,558
Gain on change in fair value of derivative liability	-	(3,383,700)	(3,383,700)
Noncontrolling interest	(71,909)	71,909
Net cash used in operating activities	(844,463)	-	(844,463)

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The effect of these error corrections was as follows:

Statements of Operations Data	Three months ended June 30, 2008
	As Filed	Adjustment to Restate	Restated
General and administrative	$184,135	$(39,491)	$144,644
Depreciation and amortization	201,981	(198,046)	3,935
Recovery of bad debt, net	-	(20,765)	(20,765)
Total operating expenses	386,116	(258,302)	127,814
Income (loss) from operations	70,870	258,302	329,172
Forgiveness of bad debt	764,220	(764,220)	-
Recovery of bad debt	20,765	(20,764)	-
Non-operating bad debt	-	(87,221)	(87,221)
Total other income (expense)	787,616	(872,206)	(84,590)
Income (loss) before income taxes	858,486	(613,904)	244,582
Net income (loss)	788,616	(613,904)	174,712
Net income (loss) attributable to China Logistics Group, Inc.	656,805	(613,904)	42,901
Foreign currency translation adjustment	45,376	(9,422)	35,954
Comprehensive income (loss)	$702,181	$(623,326)	$78,855

Earnings per share:
Basic	$0.04	$(0.04)	$0.00
Diluted	$0.02	$(0.02)	$0.00
Basic weighted average shares outstanding	17,898,577	14,033,252	31,931,829
Diluted weighted average shares outstanding	34,572,859	13,063,084	47,635,943

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Six Months ended June 30, 2008
	As Filed	Adjustment to Restate	Restated
Selling, general and administrative	$579,731	$(151,882)	$427,849
Depreciation and amortization	403,594	(395,434)	8,160
Fair value of equity instruments	5,450	(5,450)	-
Recovery of bad debt	-	(401,743)	(401,743)
Total operating expenses	988,775	(954,509)	34,266
Income (loss) from operations	(274,306)	956,509	680,203
Change in fair value of derivative liability	74,347	(74,347)	-
Forgiveness of debt	764,220	(764,220)	-
Recovery of bad debts	401,743	(401,743)	-
Non-operating bad debt	-	(87,221)	(87,221)
Total other income (expense)	1,227,236	(1,327,531)	(100,295)
Income (Loss) before income taxes	952,930	(373,022)	579,908
Net Income (loss)	875,272	(373,022)	502,250
Net income (loss) attributable to China Logistics Group, Inc.	516,049	(373,022)	143,027
Foreign currency translation adjustment	68,697	(20,850)	47,847
Comprehensive income (loss)	$584,746	$(393,872)	$190,874
Earnings (loss) per share:
Basic	$0.03	$(0.02)	$0.01
Diluted	$0.02	$(0.02)	$0.00
Basic weighted average shares outstanding	18,968,085	85,693,	19,053,778
Diluted weighted average shares outstanding	29,109,526	5,487,138	34,596,664

	Six Months ended June 30, 2008
Statement of cash flows data	As Filed	Adjustment to Restate	Restated

Net income attributable to China Logistics Group, Inc.	$516,049	$(373,022)	$143,027
Depreciation and amortization	403,594	(395,434)	8,160
Forgiveness of debt	(764,220)	764,220	-
Change in fair value of derivative liability	(74,347)	74,347	-
Decrease in accounts receivable	1,061,815	128,945	1,190,760
Decrease in accounts receivable- related party	160,350	153,350	7,000
(Increase) decrease in prepaid expenses and other assets	(622,971)	(16,268)	(639,239)
Increase (decrease) in accounts payable	(2,940,986)	232,657	(2,708,329)
Decrease in deposits	12,000	(12,000)	-
Increase in accrued compensation	2,000	(2,000)	-
(Decrease) in other accruals and other current assets	(110,071)	(141,800)	(251,871)
Net cash (used in) operating activities	(1,373,869)	106,295	(1,267,574)
Net cash (used in) investing activities	(5,824)	-	(5,824)
2008 unit offering expenses	(420,863)	1,800	(419,863)
Net cash provided by financing activities	3,495,576	1,800	3,497,376
Net increase in cash	2,115,883	108,095	2,223,978
Foreign current translation adjustment	198,462	(108,095)	90,367
Cash at end of period	$3,435,950	$-	$3,435,950

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Upon our retroactive adoption of EITF 07-05 “Determining Whether and Instrument (or and Embedded Feature) is indexed to an Entity’s Own Stock”on January 1, 2009, we determined that the warrants did not qualify for a scope exception under FAS 133 "Accounting for Derivative Instruments and Hedging Activities" as they were determined to not be indexed to our stock as prescribed by FAS 133.  Retroactively effective January 1, 2009, the warrants, under FAS 133 and EITF 07-05, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of EITF 07-05, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting EITF 07-05 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three months ended June 30, 2009, we recorded a loss on change in fair value of derivative liability of $5,293 and for the six months ended June 30, 2009 we recorded a gain on change in fair value of derivative liability of $3,383,700 to mark to market for the increase and decrease in fair value of the warrants during the three and six month periods ended June 30, 2009, respectively.  Under FAS 133, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants			Class B Warrants
	January 1, 2009	March 31, 2009	June 30, 2009	January 1, 2009	March 31, 2009	June 30, 2009
Dividend Yield	0%	0%	0%	0%	0%	0%
Volatility	231%	253%	264%	231%	253%	264%
Risk Free Rate	1.00%	1.15%	1.64%	1.00%	1.15%	1.64%
Expected Term	4.33	4.08	3.84	4.33	4.08	3.84
Asset Price	$0.19	$0.08	$0.08	$0.19	$0.08	$0.08
Exercise Price	$0.35	$0.35	$0.35	$0.50	$0.50	$0.50

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.   The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at June 30, 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net Income applicable to common stockholders (A)	$59,710	$42,901	$3,181,467	$143,027

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	31,931,829	34,508,203	19,053,778
Denominator for diluted earnings per share
Treasury stock method
Warrants issued to Mr. Wei Chen	-	1,250,000	-	1,250,000
Series B preferred stock - unconverted	4,500,000	4,500,000	4,500,000	4,500,000
Series A and B preferred stock	-	9,954,114	-	9,792,886
	39,008,203	47,635,943	-	34,596,664
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	39,008,203	47,635,943	39,008,203	34,596,664
Basic and diluted earnings per common share:
Earnings per share- basic (A)/(B)	$0.00	$0.00	$0.09	$0.01
Earnings per share- diluted (A)/(C)	$0.00	$0.00	$0.08	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Potentially issuable shares at June 30, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Six Months Ended June 30,
	2009	2008
Warrants issued to Mr. Wei Chen	2,000,000	-
Warrants	5,000	117,500
Class A and B warrants	31,558,500	-
Series B convertible preferred stock	-	-
	33,563,500	117,500

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive income for the second quarter of 2009 and 2008, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	Restated	Restated	Restated	Restated
Net (loss) income	$132,387	$174,712	$3,109,558	$502,250
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	3,445	70,498	7,449	93,818
Total other comprehensive (loss) income, net of tax	3,445	70,498	7,449	93,818
Comprehensive Income	135,832	245,210	3,117,007	596,068
Comprehensive Income attributable to the noncontrolling interests	(74,358)	(166,355)	68,259	(405,194)
Comprehensive (loss) Income attributable to China Logistics Group, Inc.	$61,474	$78,855	$3,117,007	$190,874

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three and six months ended June 30, 2009.

	For the three months ended
	June 30, 2009		June 30, 2008
	Revenues		Revenues
	Restated	Assets	Restated	Assets
United States	$--	$6,409	$--	$558,745
People’s Republic of China	4,607,989	7,070,177	8,018,987	6,680,959
Totals	$4,607,989	$7,076,586	$8,018,987	$7,239,704

	For the six months ended
	June 30, 2009		June 30, 2008
	Revenues		Revenues
	Restated	Assets	Restated	Assets
United States	$--	$6,409	$--	$558,745
People’s Republic of China	7,806,561	7,070,177	14,792,200	6,680,959
Totals	$7,806,561	$7,076,586	$14,792,200	$7,239,704

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Rent expense from our office leases for the second quarter and six months of 2009 were approximately $29,000 and $58,000, respectively and approximately $27,000 and $54,000 in the comparative periods of 2008.  We did not have any minimum, contingent, or sublease arrangements in these leases.

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

Our revenues for the three and six months ended June 30, 2009 declined substantially from the comparable periods in 2008 as a result of the global economic slowdown which has resulted in a decrease in exports from the PRC to other countries. During the remainder of 2009 and beyond, we face a number of challenges in growing our business as a result of this economic slowdown. We cannot predict when global economic conditions will improve and exports from China will begin to reach 2008 levels. Until such time, we anticipate continued weak demand within our shipping business which will translate to lower revenues that comparable 2008 periods and reduced margins.

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

Our net income attributable to China Logistics Group, Inc. for the second quarter of 2009 increased over the second quarter of 2008 by approximately 28% totaling $59,717. For the six months ended June 30, 2009 our net income attributable to China Logistics Group was $3,181,467 compared to our net income during the comparable period in 2008 $143,027. Our year to net income was mainly due to the gain on change in fair value of derivative liability related to our Class A and B stock purchase warrants partially offset by an overall decline in our revenues and our inability to cut costs in proportion to this decline.  Demand for the transportation services we provide is dependant primarily on the global demand for Chinese sourced goods and materials which has been negatively affected by the overall global economic slowdown.

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

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008:

	Three months ended June 30,
	2009	2008	$ Change	% Change
	Restated	Restated
Sales	$4,607,989	$8,018,987	$(3,410,998)	-43%
Cost of Sales	4,293,127	7,562,001	(3,268,874)	-43%
Gross Profit	314,862	456,986	(142,124)	-31%
Total Operating Expenses	206,615	127,814	78,801	62%
Income (Loss) from Operations	108,247	329,172	(220,925)	-67%
Total Other Income	30,454	(84,590)	115,044	-136%
Net income	132,387	174,712	(42,325)	-24%
Net Income (Loss) attributable to China Logistics Group, Inc.	$59,717	$42,901	$16,816	39%

	Six months ended June 30,
	2009	2008	$ Change	% Change
	Restated	Restated
Sales	$7,806,561	$14,792,200	$(6,985,639)	-47%
Cost of Sales	7,582,716	14,077,731	(6,495,015)	-46%
Gross Profit	223,845	714,469	(490,624)	-69%
Total Operating Expenses	526,617	34,266	492,351	1437%
Income (Loss) from Operations	(302,772)	680,203	(982,975)	-145%
Total Other Income	3,420,470	(100,295)	3,520,765	N/M %
Net income	3,109,558	502,250	2,607,308	519%
Net Income (Loss) attributable to China Logistics Group, Inc.	$3,181,467	$143,027	$3,038,440	N/M %

N/M – Not meaningful

OTHER KEY INDICATORS

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Other Key Indicators:
Cost of sales as a percentage of revenues	93%	94%	97%	95%
Gross profit margin	7%	6%	3%	5%
Total operating expenses (income) as a percentage of revenues	4%	2%	7%	0.2%

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

Total Other Income (Expenses)

Total other income (expense) consists of realized exchange gains and losses, interest expense, non-operating bad debt, and change in fair value of derivative liability. Total other income (expense) in the second quarter of 2009 increased $115,044 compared to same period in 2008 primarily as a result of the absence of a registration agreement penalty accrued in 2008. The penalty is payable to the investors in our April 2008 Unit Offering pursuant to the agreements we entered into with them.  Also, the fair value of our derivative liability recorded in connection with our Class A and Class B warrants at June 30, 2009 compared to March 31, 2009 increased $5,293 creating a loss in the current quarter.

Total other income (expense) for the nine months of 2009 decreased $3,520,765 compared to the same period in 2008 primarily as a result of the change in fair value of our derivative liability of $3,383,700 recorded during the current six month period and no similar adjustment recorded in the prior period, the absence of the $1,597,000 registration agreement penalty accrued in 2008, the absence of approximately $87,000 in bad debt from a major shareholder and related party, Mr. David Aubel, that was deemed uncollectible in the second quarter of 2008, and a $10,000 increase in realized exchange gain.  The large non-cash gain from the change in fair value of our derivative liability is the result of fair value accounting and the change in the fair value of the Class A and Class B warrants from $5,855,732 at January 1, 2009 to $2,472,032 at June 30, 2009.

Foreign Taxes

Foreign taxes for the second quarter and six months of 2009 decreased $63,556 and $69,518, respectively, compared to the same periods in 2008 due to lower income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carry-forward for U.S. tax purposes.

Net Income (Loss)

We recognized net income in the second quarter of 2009 of $132,387 compared to a net loss of $174,712 in the second quarter of 2008 primarily due to the decrease in revenues, this decrease was buffered by our ability to contain certain aspects of our cost of sales so that the drop in revenues did not result in a larger decrease in net income.  We recognized net income for the nine months of 2009 of $3,109,558 compared to a $502,250 for the same period in 2008. This increase to net income is also due to the fair value accounting for our derivative liability, the non-recurring nature of the registration rights penalty and non-operating bad debt.

Net Income (Loss) attributable to China Logistics Group, Inc.

Our net income attributable to China Logistics Group, Inc. for the second quarter of 2009 increased approximately 39% over the second quarter of 2008. For the six months ended June 30, 2009 our net income attributable to China Logistic Group, Inc. was $3,181,467 compared to $143,02 7 during the comparable period in 2008. Our year to date net income was mainly due to the change in fair value accounting for our derivative liability partially offset by the overall decline in our revenues and our inability to cut costs in proportion to this decline.

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

Net cash used in operating activities in the first half of 2009 totaled $844,463 compared to $1.3 million for the comparable period in 2008.  In 2009 cash used in operations was mainly due to an increase in our accounts receivable of $502,824, an increase in prepaid expenses and other current assets of $136,762, and an increase in advances to vendors of $134,513. These increases were partially offset by an increase in our other accruals and current liabilities of $260,601 and an increase in our accounts payable of $11,170.

Net cash used in operating activities of $1.3 million in 2008 was mainly comprised of $2.7 million decrease in our accounts payable, a decrease in our allowance for doubtful accounts of $401,743, and an increase in prepaid expenses of $639,239. These were partially offset by our net income of $143,027, a decrease in accounts receivable of $1.2 million, and an increase in advances from customers of $926,775.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.   The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at June 30, 2009.

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

Finally, we have further amended our Quarterly Report on Form 10-Q/A (Amendment No 1) for the period ended March 31, 2009, and Quarterly Report on Form 10-Q for the periods ended June 30, 2009 to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of EITF 07-05 “Determining Whether and Instrument (or and Embedded Feature) is indexed to an Entity’s Own Stock” and properly record the subsequent accounting for changes in the fair value of the associated liability at March 31, 2009, June 30, 2009, and September 30, 2009; and (ii) we did not properly present cash flows from operating activities using the indirect method to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009 (18)
10.21	Lease agreement expiring May 2010 between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.**
10.23	Employment Agreement effective as of October 12, 2009 between China Logistics Group, Inc. and Yuan Huang (19)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith
** previously filed

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(19)	Incorporated by reference to the Current Reprt on Form 8-K as filed on October 16, 2009

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