Form 10-Q/A
period 2009-09-30
China Logistics Group Inc
filed 2010-02-17
CIK 1123493

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

Explanatory Paragraph

China Logistics Group, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed on November 23, 2009, to correct the accounting treatment previously accorded certain transactions and to restate our consolidated balance sheets at September 30, 2009 and our consolidated statements of operations, and consolidated statements of cash flows for the three and nine month periods ended September 30, 2009, and our consolidated statement of changes in equity (deficit) for the nine month period ended September 30, 2009.

Our Form 10-Q filed on November 23, 2009 contained errors and were restated to correct the previous accounting treatment to:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of Derivative and Hedging Topic of the FASB ASC 815 and properly record the subsequent accounting for the changes in the fair value of the associated liability at September 30, 2009;

As a result of this correction to our financial statements for the three and nine months ended September 30, 2009, we are filing this Amendment No. 1 to our Form 10-Q for the period ended September 30, 2009 to reflect the changes to our financial statements necessitated by these restatements.

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

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the periods ended September 30, 2009.  This filing supersedes in its entirety our original Form 10-Q for the periods ended September 30, 2009 filed on November 23, 2009.

- i -

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

All share and per share information contained in this report gives retroactive effect to the 1 for 40 (1:40) reverse stock split of our outstanding common stock effective at the close of business on March 11, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

·	"China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiary,

·
"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang,

·	"China" or the "PRC" refers to the People's Republic of China, and

·	"RMB" refers to the renminbi, which is the currency of mainland PRC of which the yuan is the principal currency.

- ii -

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Restated)	(Restated)
ASSETS	(Unaudited)
Current assets:
Cash	$2,074,891	$3,156,362
Accounts receivable, net	3,735,341	2,739,173
Other receivables	543,234	298,442
Advances to vendors	407,330	-
Due from related parties	762,562	518,433
Prepaid expenses and other current assets	19,810	29,510
Total current assets	7,543,168	6,741,920
Property and equipment, net	33,476	44,144
Total assets	$7,576,644	$6,786,064

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	2,152,678	1,752,862
Accrued registration agreement penalty	1,597,000	1,597,000
Other accruals and current liabilities	597,437	146,953
Advances from customers	1,295,259	1,133,283
Due to related parties	203,741	378,697
Foreign tax payable	8,522	34,898
Total current liabilities	5,854,637	5,043,693

Derivative liability	2,458,145	-

Total liabilites	8,312,782	5,043,693

Equity:
China Logistics Group Inc. stockholders’ equity:
Series B convertible preferred stock- $.001 par value, 1,295,000 shares authorized; 450,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	450	450
Common stock - $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at September 30, 2009 and December 31, 2008	34,508	34,508
Additional paid-in capital	17,057,203	19,229,513
Accumulated retained deficit	(18,527,866)	(18,129,491)
Accumulated other comprehensive loss	(180,403)	(187,495)
Total China Logistics Group, Inc. stockholders’ equity	(1,616,108)	947,485
Noncontrolling interest	879,970	794,886
Total equity	(736,138)	1,742,371
Total liabilities and equity	$7,576,644	$6,786,064

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$5,791,128	$12,961,259	$13,597,689	$27,753,459
Cost of sales	5,274,887	12,072,099	12,857,603	26,149,830
Gross profit	516,241	889,160	740,086	1,603,629

Operating expenses:
Selling, general and administrative	264,236	528,769	782,524	956,618
Depreciation and amortization	3,121	4,814	10,206	12,974
Bad debt expense (recovery of bad debt)	447	4,434	1,691	(397,309)
Total operating expenses	267,804	538,017	794,421	572,283
Income (loss) from operations	248,437	351,143	(54,335)	1,031,346

Other income (expenses):
Realized exchange (loss) gain	(492)	37,648	35,465	25,241
Non-operating bad debt expense	-	-	-	(87,221)
Registration agreement penalty		(1,597,000)		(1,597,000)
Gain (loss) on change in fair value of derivative liability	13,887	-	3,397,587	-
Interest expense	(1,375)	(43,608)	(562)	(44,275)
Total other income (expenses)	12,020	(1,602,960)	3,432,490	(1,703,255)

Income (loss) before income taxes	260,457	(1,251,817)	3,378,155	(671,909)
Foreign taxes	6,698	131,816	14,838	209,474
Net Income (loss)	253,759	(1,383,633)	3,363,317	(881,383)
Less: Net income (loss) attributable to the noncontrolling interest	(150,179)	(238,720)	(78,270)	(597,943)
Net income (loss) attributable to China Logistics Group, Inc.	$103,580	$(1,622,353)	$3,285,047	$(1,479,326)

Earnings (loss) per common share:
Basic	$0.00	$(0.05)	$0.10	$(0.06)
Diluted	$0.00	$(0.05)	$0.08	$(0.06)

Weighted average number of shares outstanding:
Basic	34,508,203	34,508,203	34,508,203	24,242,855
Diluted	39,008,203	34,508,203	39,008,203	24,242,855

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2009	2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$3,363,317	$(881,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	10,206	12,974
Allowance for doubtful accounts	1,691	(397,309)
Gain on change in fair value of derivative liability	(3,397,587)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(997,859)	(255,365)
Decrease in accounts receivable - related party	-	7,000
Decrease (increase) in prepaid expenses and other current assets	(235,093)	(409,336)
Increase (decrease) in accounts payable	399,816	(1,731,178)
Increase (decrease) in other accruals and current liabilities	450,484	181,726
(Decrease) increase in taxes payable	(26,376)	136,936
Increase in accrued consulting fee	-	1,597,000
Increase in accounts payable	(407,330)	-
Decrease (increase) in advances from customers	161,976	917,156
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(676,755)	(821,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(25,646)
Advances to related parties	(375,472)	(75,169)
Repayment from advance to related parties	131,342	26,520
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(244,130)	(74,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds convertible note payable - related party	-	148,200
Repayment of loan payable - shareholder	-	(12,633)
Proceeds from 2008 unit offering private placement	-	3,778,250
2008 unit offering private placement expenses	-	(420,863)
Advances from related parties	16,125	-
Repayment of advances from related parties	(191,081)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(174,956)	3,492,954
EFFECT OF EXCHANGE RATE ON CASH	14,370	153,488
NET INCREASE (DECREASE) IN CASH	(1,081,471)	2,750,368
CASH - beginning of year	3,156,362	1,121,605
CASH - end of year	$2,074,891	$3,871,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$20,678	$34,524
Convertible note payable converted to common stock -related party	$-	$2,521,380
Accrued compensation converted to common stock - related party	$-	$448,985

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 and NINE MONTH PERIOD ENDING SEPTEMBER 30, 2009

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total
	Restated		Restated		Restated		Restated	Restated	Restated	Restated	Restated	Restated
Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$-	$(2,733,316)
Convertible note payable to related party converted to common stock	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Series A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Series B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to common stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
2008 Unit Offering	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net (loss) income	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive loss											$(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886	-	1,742,371

Cumulative effect of a change in accounting principle – adoption of FASB ASC 815 effective January 1, 2009							(2,172,310)	(3,683,422)				(5,855,732)
Net (loss) -- unaudited	-	-	-	-	-	-	-	3,285,047	-	78,270	3,363,317	3,363,317
Other comprehensive income, net of tax - unaudited:
Unrealized gain on foreign currency translation adjustment -- unaudited	-	-	-	-	-	-	-	-	7,092	6,814	13,906	13,906
Other comprehensive income - unaudited											13,906	13,906
Comprehensive loss - unaudited											$3,377,223	$3,377,223
Balance September 30, 2009 -- unaudited	-	$-	450,000	$450	34,508,203	$34,508	$17,057,203	$(18,527,866)	$(180,403)	$879,970		$(736,138)

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

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The September 30, 2009 financial statements included in our form 10-Q filed on November 23, 2009 contained errors and were restated to correct the previous accounting treatment to:

•
properly record common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of Derivative and Hedging Topic of the FASB ASC 815 and properly record the subsequent accounting for the changes in the fair value of the associated liability at March 31, 2009;

Accordingly, our consolidated balance sheet at September 30, 2009, which is included in this report, has been restated to properly record our common stock purchase warrants that were not indexed to our stock as a derivative liability. The effect of correcting these errors in our balance sheet at September 30, 2009, income statements for the three and nine months ended September 30, 2009, and statements of cash flows for the nine months ended September 30, 2009 was as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Balance Sheet Data	September 30, 2009
	As filed	Adjustment to Restate	Restated
Derivative Liability	-	2,458,145	2,458,145

Total Liabilities	5,854,637	2,458,145	8,312,782

China Logistics Group, Inc. stockholders’ equity (deficit)
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	19,229,513	(2,172,310)	17,057,203
Accumulated Deficit	(18,242,031)	(285,835)	(18,527,866)
Accumulated other comprehensive income loss	(180,403)	-	(180,403)
Total China Logistics Group, Inc. stockholders’ equity (deficit)	842,037	(2,458,145)	(1,616,108)
Noncontrolling interest	879,970	-	879,970
Total equity (deficit)	1,722,007	(2,458,145)	(736,138)
Total liabilities and equity (deficit)	$7,576,644	-	$7,576,644

Income Statement Data	For the three months ended September 30, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange loss	(492)	-	(492)
Gain on change in fair value of derivative liability	-	13,887	13,887
Interest expense	(1,375)	-	(1,375)
Total other income (expense)	(1,867)	13,887	12,020

Income (loss) before income taxes	246,570	13,887	260,457

Net income	239,872	13,887	253,759

Net income attributable to China Logistics Group, Inc.	89,693	13,887	103,580

Earnings (loss) per share:
Basic	0.00	-	0.00
Diluted	0.00	-	0.00
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	39,008,203	-	39,008,203

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Income Statement Data	For the nine months ended September 30, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange loss	35,465	-	35,465
Gain on change in fair value of derivative liability	-	3,397,587	3,397,587
Interest expense	(562)	-	(562)
Total other income (expense)	34,903	3,397,587	3,432,490

Income (loss) before income taxes	(19,432)	3,397,587	3,378,155

Net income (loss)	(34,270)	3,397,587	3,363,317

Net income (loss) attributable to China Logistics Group, Inc.	(112,540)	3,397,587	3,285,047

Earnings (loss) per share:
Basic	0.00	0.10	0.10
Diluted	0.00	0.08	0.08
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	34,508,203	4,500,000	39,008,203

Statement of Cash Flow Data	For the three months ended March 31, 2009
March 31, 2009	As filed	Adjustment to Restate	Restated
Net income	(34,270	3,397,587	3,363,317
Gain on change in fair value of derivative liability	-	(3,397,587)	(3,397,587)
Net cash (used in) provided by operating activities	(676,755)	-	(676,755)

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Upon our retroactive adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to our stock as prescribed by ASC 815.  Retroactively effective January 1, 2009, the warrants, under ASC 815, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the three and nine month periods ended September 30, 2009, we recorded a gain on change in fair value of derivative liability of $13,887 and $3,397,587, respectively, to mark to market for the decrease in fair value of the warrants during the three and nine-month periods ended September 30, 2009.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants			Class B Warrants
	January 1, 2009	June 30, 2009	September 30, 2009	January 1, 2009	June 30, 2009	September 30, 2009
Dividend Yield	0%	0%	0%	0%	0%	0%
Volatility	231%	264%	264%	231%	265%	264%
Risk Free Rate	1.00%	1.64%	1.45%	1.00%	1.64%	1.45%
Expected Term	4.33	3.84	3.58	4.33	3.85	3.58
Asset Price	$0.19	$0.08	$0.08	$0.19	$0.08	$0.08
Exercise Price	$0.35	$0.35	$0.35	$0.50	$0.50	$0.50

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

In June 2008, the FASB ratified changes to Derivative and Hedging Topic of the FASB ASC 815 or EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Restated	Restated	Restated	Restated
Numerator:
Net Income (loss) applicable to common stockholders (A)	$103,350	$(1,622,353)	$3,285,047	$(1,479,326)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	34,508,203	34,508,203	34,508,203	24,242,855
Denominator for diluted earnings per share
Treasury Stock Method
Stock purchase warrants issued to Mr. Chen	-	-	-	-
Stock purchase warrants	-	-	-	-
Series B preferred - unconverted	4,500,000	-	4,500,000	-
Series A and B preferred	-	-	-	-
	-	-	-	-
Denominator for diluted earnings (loss) per share-
adjusted weighted average shares outstanding (C)	39,008,203	34,508,203	39,008,203	24,242,855
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$0.00	$(0.05)	$0.10	$(0.06)
Earnings (loss) per share- diluted (A)/(C)	$0.00	$(0.05)	$0.08	$(0.06)

Potentially issuable shares at September 30, 2009 and 2008 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Stock purchase warrants to Mr. Chen	2,000,000	2,000,000	2,000,000	2,000,000
Stock purchase warrants	5,000	117,500	5,000	117,500
Class A and B stock purchase warrants	31,558,500	31,558,500	31,558,500	31,558,500
Series B convertible preferred stock	-	4,500,000	-	4,500,000
	33,563,000	38,176,000	38,063,000	38,176,000

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

Included in common stock purchases warrants outsanding at December 31, 2008 are 31,558,500 warrants issued in connection with the 2008 Unit Offering, these warrants are comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.  These warrants expire April 30, 2013 and are exercisable in whole or in part at any time before then.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

At September 30, 2009 and December 31, 2008, we owed $14,961 and $183,448, respectively, to Tianjin Sincere.

On September 30, 2009 and December 31, 2008, due to related parties consisted of the following:

	September 30, 2009	December 31, 2008
	(Restated)	(Restated)
Due to Xiangfen Chen	$109,055	$123,458
Due to Bin Liu	78,777	62,652
Due to Tianjin Sincere Logistics Co., Ltd	15,909	183,448
Other	-	9,139
	$203,741	$378,697

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

On September 30, 2009 and December 31, 2008, due from related parties consisted of the following:

	September 30, 2009	December 31, 2008
	(Restated)	(Restated)
Shandong Huibo Import & Export Co., Ltd.,	$387,091	$518,433
Tianjin Sincere Logistics Co., Ltd	375,471	-
	$762,562	$518,433

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive income for the third quarters of 2009 and 2008, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	Restated	Restated	Restated	Restated
Net (loss) income	$253,759	$(1,383,633)	$3,363,317	$(881,383)
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	6,457	51,820	13,906	149,467
Total other comprehensive (loss) income, net of tax	6,457	51,820	13,906	149,467
Comprehensive Income	260,216	(1,331,813)	3,377,223	(731,916)
Comprehensive Income attributable to the noncontrolling interests	(153,343)	(264,148)	(85,084)	(674,171)
Comprehensive (loss) Income attributable to China Logistics Group, Inc.	$106,873	$(1,596,961)	$3,292,139	$(1,406,087)

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended September 30, 2009.

	Revenues	Assets
	Restated	Restated
United States	$--	$--
People’s Republic of China	13,597,689	7,576,644
Totals	$13,597,689	$7,576,644

The table below presents information by operating region for the nine months ended September 30, 2008.

	Revenues	Assets
	Restated	Restated
United States	$--	$293,125
People’s Republic of China	27,753,459	8,635,596
Totals	$27,753,459	$8,928,721

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K /A , for the year ended December 31, 2008 as filed with the SEC on September 29, 2009.

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

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K /A for the year ended December 31, 2008 filed with the SEC on September 29, 2009 contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, limited working capital and an accumulated deficit.  The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Presentation of Financial Statements

The presentation of the statements of operations included in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders.  In addition, wWe have restated our financial statements for the year ended December 31, 2008 and the nine months ended September 30, 2008 as discussed in “Note 2- Restatement of Financial Statements and Basis of Presentation” included in the notes to our financial statements included in this report.

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

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(Restated)	(Restated)
Sales	$5,791,128	$12,961,259	$(7,170,131)	-55%
Cost of Sales	5,274,887	12,072,099	(6,797,212)	-56%
Gross Profit	516,241	889,160	(372,919)	-42%
Total Operating Expenses	267,804	538,017	(270,213)	-50%
Income (Loss) from Operations	248,437	351,143	(102,706)	-29%
Total Other Income	12,020	(1,602,960)	1,614,980	-103%
Net Income (loss)	253,759	(1,383,633)	1,640,396	-119%
Net Income (Loss) attributable to China Logistics Group, Inc.	$103,580	$(1,622,353)	$1,725,933	-106%

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	Restated	Restated
Sales	$13,597,689	$27,753,459	$(14,155,770)	-51%
Cost of Sales	12,857,603	26,149,830	(13,292,227)	-51%
Gross Profit	740,086	1,603,629	(863,543)	-54%
Total Operating Expenses	794,421	572,283	222,138	39%
Income (Loss) from Operations	(54,335)	1,031,346	(1,085,681)	-105%
Total Other Income	3,432,490	(1,703,255)	5,135,745	-302%
Net Income (loss)	3,363,317	(881,383)	4,244,700	-482%
Net Income (Loss) attributable to China Logistics Group, Inc.	$3,285,047	$(1,479,326)	$4,764,373	-322%

KEY INDICATORS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of sales as a percentage of sales	91%	93%	95%	94%
Gross profit as a percentage of sales	9%	7%	5%	6%
Total operating expenses (income) as a percentage of sales	5%	4%	6%	2%

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

Total Other Income (Expenses)

Total other income (expense) consists of realized exchange gains and losses, interest expense, non-operating bad debt, and registration agreement penalty and change in fair value of derivative liability . Total other income (expense) in the third quarter of 2009 increased $1,614,980 compared to same period in 2008 primarily as a result of the absence of a registration agreement penalty accrued in 2008. The penalty is payable to the investors in our April 2008 Unit Offering pursuant to the agreements we entered into with them.   Also, the fair value of our derivative liability recorded in connection with our Class A and Class B warrants at September 30, 2009 compared to June 30, 2009 decreased $13,887 creating a gain in the current quarter.

Total other income (expense) for the nine months of 2009 decreased $5,135,745 compared to the same period in 2008 primarily as a result of  the change in fair value of our derivative liability of $3,397,587 recorded during the current nine period and no similar adjustment recorded in the prior period, the absence of the $1,597,000 registration agreement penalty accrued in 2008, the absence of approximately $87,000 in bad debt from a major shareholder and related party, Mr. David Aubel, that was deemed uncollectible in the second quarter of 2008, and a $10,000 increase in realized exchange gain.   The large non-cash gain from the change in fair value of our derivative liability is the result of fair value accounting and the change in the fair value of the Class A and Class B warrants from $5,855,732 at January 1, 2009 to $2,458,145 at September 30, 2009.

Foreign Taxes

Foreign taxes for the third quarter and nine months of 2009 decreased $125,118 and $194,636, respectively, compared to the same periods in 2008 due to lower income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carryforward for U.S. tax purposes.

Net Income (Loss)

We recognized net income in the third quarter of 2009 of $253,759 compared to a net loss of $1,383,633 in the third quarter of 2008 primarily due to our ability to contain certain aspects of our selling, general and administrative expenses of approximately $265,000 and the absence of the registration rights penalty of $1,597,000 recorded in the third quarter of 2008.  We recognized  net income for the nine months of 2009 of $3,363,317 compared to a net loss of $881,383 for the same period in 2008. This increase to net income is also due to the fair value accounting for our derivative liability , the non-recurring nature of the registration rights penalty and non-operating bad debt.

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

Net cash used in operating activities for the nine months of 2009 totaled $676,755 compared to $821,779 in the comparable period of 2008.  This decrease in cash used was due primarily to a net increase in accounts payable and accruals of $850,300, and decrease in advances from customers of $161,976 these sources of cash were offset an increase in advances to vendors of $407,330 and an increase in accounts receivable of $997,859.
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

In June 2008, the FASB ratified changes to Derivative and Hedging Topic of the FASB ASC 815 or EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at September 30, 2009.

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

Finally, we have further amended our Quarterly Report on Form 10-Q/A (Amendment No 1) for the period ended March 31, 2009, and Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 to include restated financial statements which correct the following previous errors in our financial statements: (i) we did not properly record the common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of Derivative and Hedging Topic of the FASB ASC 815 and properly record the subsequent accounting for changes in the fair value of the associated liability at March 31, 2009, June 30, 2009, and September 30, 2009;and for the periods ended March 31, 2009 and June 30, 2009 (ii) we did not properly present cash flows from operating activities using the indirect method to begin with net income or loss rather than net income or loss attributable to China Logistics Group, Inc.

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