Form 10-K
period 2009-12-31
China Logistics Group Inc
filed 2010-04-15
CIK 1123493

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-K

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $1,999,656 on June 30, 2009.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  39,508,203 shares of common stock are issued and outstanding as of April 14, 2010.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our ability to continue as a going concern;
•	risks from Securities and Exchange Commission litigation;
•	risks from liquidated damages related to warrants sold in our 2008 Unit Offering;
•	the loss of the services of any of our executive officers or the loss of services of any of our employees responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
•
the lack of various legal protections customary in certain agreements to which we are party and which are material to our operations which are customarily contained in similar contracts prepared in the United States;

•	intense competition in the freight forwarding and logistics industries;
•	the impact of economic downturn in the PRC on our revenues from our operations in the PRC;

- i -

•
our lack of significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB, which will make it more difficult for you to sell your securities;

•	our ability to maintain an effective system of internal control over financial reporting.
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•	the limitation on our ability to receive and use our revenue effectively as a result of restrictions on currency exchange in China;
•	the impact of changes to the tax structure in the PRC;
•	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments; and

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1.A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www. chinalogisticsinc.com. Information on this web site is not a part of this annual report . All share and per share information contained in this annual report gives retroactive effect to the 1:40 reverse stock split of our outstanding common stock which was effective on March 11, 2008.

Unless specifically set forth to the contrary, when used in this Form 10-K the terms “China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiaries.

- ii -

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

Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and  Lianyungang.  We coordinate with agents in North America, Europe, Australia, Asia, and Africa.  Approximately 60% of our revenues are generated from existing, repeat customers with the remaining 40% generated from new customers.  About half of our sales generated from new customers are derived from our own sales force and the other half is derived from third party agent referrals.

Prior to our acquisition of Shandong Jiajia, our historical business model from 2003 to 2007 was to provide products and services in the home entertainment media-on-demand marketplace to produce and distribute interactive consumer electronics equipment to provide streaming digital media and video on demand (VOD) services. While we devoted significant time and resources to the development of our business model, we were not successful due in part to the significant competition in our target segment. Like many small public companies, we encountered significant difficulties in raising adequate capital and the professional fees associated with our reporting obligations under Federal securities laws continued to increase.

On December 31, 2007 we entered into a transaction with the owners of Shandong Jiajia, whereby we acquired a 51% interest in that entity in exchange for a combination of cash and equity.  For accounting purposes, the transaction, which is described in greater detail later in this section under “History of our Company”, was treated as a reverse acquisition with Shandong Jiajia being the accounting acquirer and our company the legal survivor.  Shandong Jiajia’s operations now constitute all the operations of our company.  The decision to enter into the transaction with Shandong Jiajia was heavily influenced on its geographic location.  Our management believed a freight forwarder based in China would be in a position to take advantage of economic growth while our status as a U.S. public company could provide access to the capital markets for investment capital to expand its operations and enable it to compete more effectively.  There are no assurances, however, that these assumptions will prove correct.

Securities and Exchange Commission Litigation

As described later in this report under Item 3. Legal Proceedings, on September 24, 2008, the Securities and Exchange Commission filed a civil complaint against Mr. V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, Mr. David Aubel, previously our largest shareholder and formerly a consultant to us, and our company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.

We cooperated with the Securities and Exchange Commission in this lawsuit and while current management assumed control of us following the events that gave rise to the lawsuit, we entered into a consent to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint in February 2009.  The injunction also provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  On October 19, 2009, the Court in this case entered a Default Judgment of Permanent Injunction and Other Relief against Mr. Aubel.  On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC filed a motion seeking disgorgement and prejudgment interest from us of $1,078,489.77.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel. We have objected to the SEC’s motion as to disgorgement against us.  We have filed a memorandum of law in opposition to the SEC's motion and the Court will conduct an evidentiary hearing on May 20, 2010 on the SEC’s motion to set disgorgement.  Our financial statements contained in this report do not include any reserve for this potential expense and an adverse finding against our company could materially impact our ability to continue our operations as they are presently conducted.

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

In 2009, China overtook Germany as the world’s top exporter after December exports jumped 18% percent for the first increase in the preceding 14 months1.  According to the China Ministry of Commerce, China’s total import and export volume from January through December 2009 amounted to $2.2 trillion, of which $1.2 trillion was imported goods and $1.0 trillion was exported goods2.

1 http://www.msnbc.msn.com/id/34788997/

2 http://english.mofcom.gov.cn/aarticle/statistic/ie/201002/20100206776296.html

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

To accommodate our customers shipping needs, we can either facilitate the shipment of a full container or, if the shipment is less than a full container-load, we will co-load a customer's merchandise with other customers or freight forwarders to create a full container. Containers are in sizes of either 20 foot or 40 foot, each are used for ocean freight, and a 20 foot container can carry 17.5 metric tons of merchandise while a 40 foot container can carry 22 metric tons of merchandise. For full container loads, as part of its normal services we will deliver the empty container to a customer’s factory and the customer loads the merchandise. We then transport the container to the port of departure for customs clearance. Once the clearance is obtained, we load the containers on to the ship and issues the bill of lading and service invoice to our customer.

For shipment of less than full container loads merchandise which will be co-loaded with merchandise from other customers or freight forwarders, our customers may either request that the merchandise be picked up at its factory or deliver the merchandise directly to a warehouse in Shanghai. Upon receipt at the warehouse, we will store the merchandise until a sufficient quantity of other merchandise is received to fill the particular container. Generally, the merchandise is in storage for 30 days or less. An unrelated third party owns the warehouse and we pay for space on an as-used basis depending upon the size, quantity and duration. The cost is included in the amount charged the customer for the shipment. Thereafter, the procedure for completing the shipment is similar to that which is described above for full container load shipments from a customer.

We do not insure our customer’s merchandise while it is in our possession. As part of our normal and customary terms we require our customers to purchase insurance coverage.

Typically payment is delineated in the initial order. We will either collect payment for our services from:

•	the shipper when the merchandise departs if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight) basis, or
•	from the recipient when merchandise arrives at destination port if the trade pricing term is on a FOB (free on board) basis.

We are a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (RCL), and Compaснa Sud Americana de Vapores (CSAV).  We are also a member in the China Cargo Alliance (CCA), an independent network of air and sea freight forwarders serving international trade of China. Currently CCA has 120 members including 80 overseas forwarders operating in 53 countries and 40 Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order for service fee.

We generally receive 30 days terms from the airlines and shipping lines with which we transact business. For the shipping lines to North America, we enter into annual sales contracts with various shipping companies in order to ensure a sufficient amount of shipping and air cargo space is available at pre-determined prices. In these contracts, we are assigned a certain amount of cargo space but we are not required to either pre-purchase the cargo space or otherwise required to provide a deposit. The number of available spaces is determined based on negotiation between Shandong Jiajia and the shipping company. If we do not re-sell the cargo space, we would be required to pay a penalty, which is approximately $400 per container.  We usually reserve a relatively small amount of cargo space in order to avoid overbooking. Because of the long-term relationships with the various shipping companies we use, Shandong Jiajia, however, has never experienced any difficulties in obtaining sufficient cargo space to meet our customer’s needs.

We are committed to providing competitive pricing and efficient, reliable service to our customers. We believe that we have good relationships with our customers, major airlines, shipping lines and our network of overseas agents. Our sales persons are responsible for marketing our services to a diversified customer base and for establishing new customer relationships. We employ 25 full time sales persons.  These sales persons solicit business through a variety of means including personal visits, sales calls, and faxes.  Our customers sign annual or project-based contracts with us and the terms of the contract determine the merchandise, price, and delivery instructions. Sales persons are compensated with base salary and earn a sales commission based on net profit generated in excess of predetermined benchmarks. Sales persons are required to meet monthly profit benchmarks established by us, and the base salaries, profit benchmarks, and commission percentages paid to the sales persons vary across the our branches.

Customers, transaction currencies and credit terms

We generate revenues through sales to existing customers as well as new customers. Existing customers initiate historically approximately 60% of our revenues, 20% are to new customers generated by our sales persons, and the remaining 20% are referrals from third party agents. The focus of products shipped by our customers varies across the branches. In the Qingdao area, the major export is agricultural products to Australian-Zelanian line and Southeast Asia line. Clothing and electronics products to Europe and U.S. are the focus of Shanghai branch and the Xiamen branch carries daily merchandise and hardware products to Europe and Africa. The rate we charge our customers fluctuates with market prices. We may elect to lower the rates on the occasions that a particular order involves a large quantity of freight, the customers has a good credit rating, and/or the customer has a record of prompt payment.

We do not require a deposit to engage our services. Sales of our freight forwarding services are generally made on credit. Fees are denominated in RMB, the functional currency of the PRC, and shipping costs charged by the various shipping companies are denominated in U.S. dollars. Historically, our existing customers generally settle their accounts receivable within 30 days after they receive a commercial invoice. In the pricing terms of CIF and CFR, new customers are required to make the payment in order to obtain one original copy of bill of lading from us. The customer submits the bill of lading to the bank to settle the foreign exchange in its account. In FOB pricing term, we issue a delivery order to our agent at the port of destination.

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

While the requirement to register as a cargo company to obtain a business license in China was amended in 2004 to provide that approval from the Ministry of Commerce is no longer necessary, we believe our ability to market our company as a registered cargo company provides various competitive advantages. We have been operating since 1999 and we believe that our experience is a competitive advantage and serves as a benefit to exporters as well to shipping agencies seeking to sell cargo space.  We have developed stable shipping volume since 1999, which allows us to make a commitment to shipping agencies for cargo space, which in turn permits us to receive advantageous pricing.

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

Previously, each year we were required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as Shandong Jiajia, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. We completed the record registration in April 2009.

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

Employees

As of April 10, 2010 we had 118 full-time, salaried employees who are all located in China.  Our employees are organized into a union under the labor laws of China and receive labor insurance.  These employees can bargain collectively with us. We believe we maintain good relations with our employees.

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

Prior to the end of 2001 we began operating in only one segment.  During 2002 we discontinued our previous operations and began to reposition our company within the home entertainment media-on-demand marketplace to become a producer and distributor of interactive consumer electronic equipment to provide streaming digital media and video on demand (VOD) services.

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

Earlier in 2007 we had engaged China Direct Investments, Inc. to provide introductions and advice to us at it related to general business activities, including mergers and acquisitions, business combinations and financial management.  China Direct Investments, Inc., a subsidiary of China Direct Industries, Inc. (NasdaqGM: CDII), provides consulting services to both Chinese entities seeking access to the U.S. capital markets and North American entities seeking business opportunities in the PRC.  As a result of the advisory services provided to our management, it determined to concentrate its focus on a potential business combination with a Chinese company as a means of benefiting from the continued economic expansion of the PRC in general and of businesses in various industries within that country.  In September 2007, we engaged Capital One Resource Co., Ltd., also a subsidiary China Direct Industries, Inc., to provide introductions and advice to us as it related to general business activities, including mergers and acquisitions, business combinations and financial management.

Shandong Jiajia was initially identified as a PRC based company in search of capital to expand its operations by Mr. Weidong Wang.  Mr. Wang, who had a business relationship with Dragon Venture (Shanghai) Capital Management Co., Ltd., brought the company to the attention of that entity that in turn brought it to the attention of Capital One Resource Co., Ltd.  Thereafter, China Direct Industries, Inc. assisted us with the negotiations with Messrs. Chen and Liu, the principals of Shandong Jiajia, and under the terms of a December 31, 2007 consulting agreement it agreed to provide translation services as well as advice on the restructure of our balance sheet, and coordinated the efforts of legal, accounting and auditing service providers related to the completion of the acquisition of Shandong Jiajia.  The definitive terms of the transaction were reached after negotiations by us with Messrs. Chen and Liu.  Messrs. Chen and Liu, who were unrelated parties to us prior to the transaction, are unrelated parties to both China Direct Industries, Inc. and Capital One Resource Co., Ltd.

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

As of the settlement date in March 2008, Mr. Aubel was owed $2,521,379 by us, an increase in the amount owed from September 30, 2007 resulting from additional advances made by Mr. Aubel, reduced by the issuance of 250,000 shares during the interim period.  The final conversion price of Mr. Aubel’s note was $0.88 per share, resulting from the final note balance of $2,521,380 divided by an agreed upon fixed number of shares of 2,864,606 ($2,521,380/2,864,606 =$0.88 per share).  The fair market value of our common stock on March 31, 2008 was $0.85 per share.  We are evaluating any rights we may have to seek damages against Mr. Aubel as a result of the uncertainty as to the validity of the amount of his note. See Item 3. Legal Proceedings appearing later in this report.

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct Industries, Inc. China Direct Industries, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.  In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct Industries, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.  These shares were issued in June 2008.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS GOING CONCERN.  IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN YOU WILL LOSE YOUR ENTIRE INVESTMENT IN OUR COMPANY.

For the years ended December 31, 2009 and 2008 we reported a net income of $1,763,797 and a net loss of $2,086,618, respectively, and had cash on hand at December 31, 2009 of approximately $1,720,838.  As described later in this report, in 2009 we had an operating loss of $1.56 million and this net income is attributable to a non-cash gain on the change in fair value of our derivative liability and is not indicative of our actual operations.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our losses and cash used in operations.  Our ability to continue as a going concern is dependent upon our ability to continue to increase our sales, maintain profitable operations and increase our net income in future periods.

We believe our current level of working capital, including the liability related to the $1,597,000 maximum registration agreement penalty, and cash generated from operations may not be sufficient to meet our cash requirements in future periods.  In addition, as described elsewhere herein the United State Securities and Exchange Commission is seeking approximately $1,078,490 from us for disgorgement related to the activities of prior management, no amounts related to potential disgorgement have been recorded in our financial statements.  The weak global economy and the resulting decline in demand for exported Chinese products has resulted in a significant drop in the demand for our freight and transport services resulting in a sharp decline in our revenues in 2009.  To address these issues we have taken certain actions to resolve our potential liquidity deficiency through the reduction in the controllable portions of our cost of sales where possible.  These efforts have resulted in a positive gross profit for 2009.  While there can be no assurances, we believe our cost reduction program will continue to have the desired results and should return our company to a positive cash flow position, even at the reduced revenue levels.  However, it is possible that we may need to raise additional working capital.  We have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed, particularly in light of the current economic climate which is adversely impacting the ability of most small U.S. public companies to raise capital through equity or a combination of equity and debt transactions.  In addition, the terms of our 2008 Unit Offering described elsewhere herein contain certain restrictive covenants which could hinder our ability to raise additional capital.  There are no assurances that we will have sufficient funds necessary to expand our company, pay our operating expenses and obligations as they become due or generate positive operating results.  If we are unable to maintain profitable operations and increase our net profit in sufficient amounts to fund our operating expenses, and if we are unable to obtain additional capital as needed, it is possible that we would be required to curtail some or all of our planned operations, in which event our results of operations in future periods would be adversely impacted.  Any significant decrease in our sales in future periods or our failure to report profitable operations could result in a decline in the price of our common stock.  In addition, if we were forced to curtail all of our operations you could lose your entire investment in our company.

WE SIGNED A CONSENT ORDER WITH THE SECURITIES AND EXCHANGE COMMISSION AND THE SEC HAS FILED A MOTION SEEKING DISGORGEMENT FROM US OF APPROXIMATELY $1,078,490.

As described later in this report under Item 3. Legal Proceedings, on September 24, 2008 the Securities and Exchange Commission filed a complaint against us and Messrs. Harrell and Aubel which related to events which occurred prior to our acquisition of 51% of Shandong Jiajia and the change in our management.  On October 19, 2009, the Court in this case entered a Default Judgment of Permanent Injunction and Other Relief against Mr. Aubel. The default judgment enjoins Mr. Aubel from violating Sections 5(a), and 5(c) of the Securities Act of 1933, and Sections 10(b), 13(d), and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1, and 16a-3, thereunder. In addition, the default judgment also bars Mr. Aubel from participating in any offering of a Penny Stock, pursuant to Section 21(d) of the Securities Exchange Act of 1934. We cooperated with the Securities and Exchange Commission in this proceeding and while current management assumed control of China Logistics following the events that gave rise to the lawsuit, we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint in February 2009.   The injunction also provided that the Court would determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.  On February 24, 2010 the SEC filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel seeking disgorgement from us of $931,000 which represents the principal amount of the loans converted plus prejudgment interest in the amount of $147,489.77 for a total disgorgement obligation of $1,078,489.77.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel and civil penalties against Mr. Harrell and Mr. Aubel.  While we have filed a memorandum of law in opposition to the SEC’s motion to set disgorgement against us and the Court will conduct an evidentiary hearing on May 20, 2010 on the SEC’s motion to set disgorgement, the outcome is subject to inherent uncertainties and an unfavorable ruling against us imposing disgorgement of $1,078,489.77 could occur which would have a material adverse impact on our business and results of operations and our ability to continue as a going concern. No amounts related to potential disgorgement have been recorded in our financial statements.  In addition, the consent order may result in additional claims by shareholders, regulatory proceedings, government enforcement actions and related investigations and litigation.  Any continued litigation would result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings.  In addition, the consent order which grants the Securities and Exchange Commission injunctive relief restraining us from future violations of Federal securities laws which may make future financing efforts more difficult and costly.

WE HAVE FAILED TO TIMELY REGISTER THE SHARES OF COMMON STOCK UNDERLYING THE WARRANTS ISSUED IN THE 2008 UNIT OFFERING.  WE HAVE ACCRUED A REGISTRATION RIGHTS PENALTY OF $1,597,000 BUT DO NOT HAVE THE FUNDS NECESSARY TO PAY THESE DAMAGES.

Under the terms of the 2008 Unit Offering are required to register the shares of our common stock which are issuable upon the exercise of the warrants issued in the offering.   While we filed the registration statement within the prescribed period of time, we were required to cause the registration statement to be declared effective by the Securities and Exchange Commission within 180 days from the closing date of the offering or were subject to registration rights penalties in the form of liquidated damages of up to $1,597,000.  Because this registration statement was not declared effective by the Securities and Exchange Commission within the time required, we are subject to payment of the maximum amount of the registration rights penalties and have, accordingly, accrued this amount in our financial statements.   We do not have sufficient funds to pay the damages should the investors seek to collect the amount.  It is possible that the investors in the 2008 Unit Offering will bring litigation against us which will require us to expend additional funds defending the company.  The registration statement was declared effective by the SEC on March 30, 2010.  We are attempting to negotiate with the purchasers in the 2008 Unit Offering for a reduction in the amount of liquidated damages; however, the negotiations are in a preliminary stage and there are no assurances an agreement will be reached.

CERTAIN OF OUR OUTSTANDING SECURITIES ARE CONSIDERED DERIVATIVE LIABILITIES.  WE RECOGNIZED A NON-CASH GAIN IN 2009 WHICH HAD A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS.

In 2009 we recognized a $3.3 million gain on the change in fair value of derivative liability. This non-cash gain, which is a result of the change in fair value of a derivative liability related to common stock purchase warrants that are not considered indexed to our stock and require fair value derivative accounting treatment, is a result of the change in the fair value of the common stock purchase warrants from $5.8 million at January 1, 2009 to $2.5 million at December 31, 2009.  As a result of this non-cash gain, while our operating loss from 2009 was $1.6 million we reported net income of approximately $1.8 million for 2009.  While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based, in part upon, a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.  Investors should consider the impact of this non-cash item on our financial statements when evaluating our performance.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS.  AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR STOCK

Our management has determined that as of December 31, 2009, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting and disclosure controls related to the accounting for our warrants, reverse recapitalization, presentation of our consolidated statement of cash flows and limitations in our accounting staff’s knowledge of U.S. GAAP. that caused us to restate our consolidated financial statements included on our Annual Reports on Form 10-K for the years ended December 31, 2007 and December 31, 2008 and also restate our unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009.

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

A SLOWDOWN IN THE CHINESE ECONOMY OR AN INCREASE IN ITS INFLATION RATE MAY ADVERSELY IMPACT OUR REVENUES.

The Chinese economy has grown at an approximately 9% rate for more than 25 years, making it the fastest growing major economy in recorded history. In 2009 China’s economy grew at the rate of 8.7%, with a growth rate of 10.7% in the fourth quarter.  In early 2010 Chinese monetary authorities implemented policies which severely restricts domestic bank lending in an effort to regulate growth to a steady rate and avoid inflation.

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

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices, which would severely disrupt Shandong Jiajia’s operations,
•	the sickness or death of our key officers and employees, or
•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct our operations as they are presently conducted. If we were unable to continue our operations as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

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

At April 14 , 2010 we had 39,508,203 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into additional shares of our common stock, were outstanding:

•	4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible Preferred Stock which we are presently issued and outstanding; and
•	33,563,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.30 per share to $52.00 per share.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time.  Assuming we do not issue any additional shares of our common stock, the issuance of the shares of common stock underlying the Series B Convertible Preferred Stock will increase our issued and outstanding by approximately 13%.  In the event of the exercise of the warrants, the number of our outstanding common stock will increase by almost 100% and will have a dilutive effect on our existing shareholders.  In addition, because warrants to purchase an aggregate of 31,558,500 shares of our common stock are exercisable on a cashless basis, if the cashless exercise feature was to be used by the holder, while we would issue a fewer number of shares of common stock we would not receive any proceeds for these issuances.

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

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

The Class A warrants and Class B warrants issued in our 2008 Unit Offering , which are exercisable into an aggregate of 33,558,500 shares of our common stock, contain a cashless exercise provision. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

OUR COMMON STOCK IS THINLY TRADED.  IF THE SELLING SECURITY HOLDERS ALL ELECT TO SELL THEIR SHARES OF OUR COMMON STOCK AT THE SAME TIME, THE MARKET PRICE OF OUR SHARES MAY DECREASE.

It is possible that selling security holders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time hereunder.  Because the market for our common shares is thinly traded, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock and purchasers of our common stock may never be able to resell the shares for the original purchase price.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES.

We lease approximately 7,000 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China  200011 which serves as our principal executive offices under a lease which expires May 31, 2010. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,662) per month in rent and a monthly management fee of approximately RMB 11,719 (approximately $1,716) per month as a property management fee.  We are responsible for utilities associated with our offices.   We anticipate that we will renew this lease prior to its expiration. upon substantially the same terms and conditions.  There are no assurances, however, that the terms of the transactions with these related parties are comparable to terms that we could have obtained from unaffiliated third parties.

We also maintain a U.S. representative office at 7300 Alondra Boulevard, Suite 108, Paramount, California 90723 for the purposes of marketing our services and facilitating communications with our customers, vendors and shareholders.  As part of a comprehensive, bundled service package, which also includes the shared use of staff who answer telephone inquiries together with all costs associated with voice and data communications, we lease 668 square feet of office space from an unrelated third party for a two-year term expiring April 30, 2010 at a monthly rate of $5,000.  Other than these contracted services provided to us, we do not conduct any business from this U.S. office.  We do not plan to renew this arrangement when the current term expires, and plan to close our U.S. representative office.

Our China headquarters occupy approximately 1,776 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on January 31, 2011. The annual rent is approximately $29,400 (RMB 200,752).

We also rent various office spaces throughout China as set forth in the following table:
Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,590 (RMB 140,628)	May 31, 2010
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	$0	December 31, 2010
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (3)	1,184	$4,054 (RMB 30,000)	$0	March 15, 2011
Tianjin Branch, Tianjin City (4)	3,014	$21,962 (RMB 150,000)	$0	May 31, 2013
Qingdao Branch, Qingdao City (5)	2,368	$29,393 (RMB 200,752)	$0	January 31, 2011

(1)
We lease the offices for our Shanghai Branch from Mr. Wei Chen, our Chairman and CEO.  The additional charges represent a monthly management fee paid to an unrelated third party. We anticipate that we will renew this lease prior to its expiration. upon substantially the same terms and conditions.

(2)
We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager. We anticipate that we will renew this lease prior to its expiration. upon substantially the same terms and conditions.

(3)	We lease the offices for our Lianyuangang Branch from an unrelated third party.
(4)	We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager.
(5)	We lease the offices for our Qingdao Branch from an unrelated third party.

ITEM 3.                      LEGAL PROCEEDINGS.

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

We cooperated with the Securities and Exchange Commission in this proceeding and while current management assumed control of the Company following the events that gave rise to the lawsuit in February 2009 we entered into a consent to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b)(2)(B). The consent also provides that the Court will determine whether it is appropriate to order disgorgement and, if so, the amount of the disgorgement.

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

On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleges that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $930,000 in debt we owed to Mr. Aubel.  The SEC seeks disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489.77 for a total disgorgement obligation of $1,078,489.77.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel. We have objected to the SEC’s motion as to disgorgement against us.  While we have filed a memorandum of law in opposition to the SEC's motion and the Court will conduct an evidentiary hearing on May 20, 2010 on the SEC’s motion, our financial statements contained elsewhere herein do not include any reserve for this potential expense.

While we cannot predict the ultimate outcome of the issue of disgorgement and prejudgment interest, continued litigation will result in significant expenses, management distraction and potential damages, penalties, other remedies, or adverse findings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to continue as a going concern.

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

ITEM 4.                      (REMOVED AND RESERVED).

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

	High	Low
2008
First quarter ended March 31, 2008	$1.20	$0.40
Second quarter ended June 30, 2008	$1.05	$0.50
Third quarter ended September 30, 2008	$0.65	$0.35
Fourth quarter ended December 31, 2008	$0.62	$0.10

2009
First quarter ended March 31, 2009	$0.19	$0.05
Second quarter ended June 30, 2009	$0.12	$0.04
Third quarter ended September 30, 2009	$0.11	$0.055
Fourth quarter ended December 31, 2009	$0.12	$0.08

On March 22, 2010, the last sale price of our common stock as reported on the OTCBB was $0.10.  As of March 22, 2009, there were approximately 250 record owners of our common stock.

Dividend Policy

Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition, and the ability of operating subsidiary Shandong Jiajia to obtain approval to send monies out of the PRC. We have never paid cash dividends on our common stock and it is highly unlikely that we will pay dividends in the foreseeable future.

Under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

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

We maintain our financial records and report on a calendar year basis; as such the year ended December 31, 2009 is referred to as “2009”, the year ended December 31, 2008 is referred to as “2008”, and the coming year ending December 31, 2010 is referred to as “2010”.

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

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia. Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC, in a capital transaction, implemented through a reverse acquisition.

Following this transaction, the business and operations of Shandong Jiajia represent all of our operations. We used a substantial portion of the proceeds from the 2008 Unit Offering to provide the required funds to satisfy the financial commitments related to the Shandong Jiajia acquisition. Our business focus is on regaining historical levels of sales within the business and operations of Shandong Jiajia.

Outlook

Our revenues for 2009 declined substantially from 2008 as a result of the global economic slowdown which has resulted in a decrease in exports from the PRC to other countries. During the 2010 and beyond, we face a number of challenges in growing our business as a result of this economic slowdown. While we achieved sales increases quarter-over-quarter in 2009 with sales of $3.2 million, $4.6 million, $5.8 million, and $6.2 million in the first, second, third, and fourth quarters of 2009, respectively, our operating loss was approximately $1.6 million in 2009 and we cannot predict when global economic conditions will improve and exports from China will begin to reach 2008 levels. Until such time, we anticipate continued weak demand within our shipping business which will translate to lower revenues than comparable 2008 periods and reduced margins.

Results of Operations

	Year ended December 31,
	2009	2008	$ Change	% Change
		(restated)
Sales	$19,824,390	$35,561,833	$(15,737,443)	-44%
Cost of Sales	19,699,736	34,552,938	(14,853,202)	-43%
Gross Profit	124,654	1,008,895	(884,241)	-88%
Total Operating Expenses	1,684,660	1,003,330	681,330	68%
Income (Loss) from Operations	(1,560,006)	5,565	(1,565,571)	N/M
Total Other Income	3,351,881	(1,666,094)	5,017,975	301%
Net Income (loss)	1,763,797	(1,930,129)	3,693,926	191%
Net Income (Loss) attributable to China Logistics Group, Inc.	$2,271,209	$(2,086,618)	$4,357,827	209%

N/M -- Non meaningful

Other Key Indicators

	Year ended December 31,
	2009	2008
		(restated)
Cost of sales as a percentage of sales	99%	97%
Gross profit margin	1%	3%
Total operating expenses as a percentage of sales	8%	3%

Sales

Sales of $19.8 million in 2009 decreased $15.7 million compared to 2008 primarily due to a decline in demand for our transport services which we believe is due to the overall global economic slowdown with the corresponding reduction in demand for Chinese sourced raw materials and finished goods.

Cost of sales

Our cost of sales represents the cost of the cargo space we obtain for our customers.  Cost of sales of $19.7 million in 2009 decreased $14.9 million compared to 2008 due to a $15.7 million decrease in sales and decrease in gross profit margin to 1% in 2009 from 3% in 2008.  Cost of sales as a percentage increased 2% in 2009 as compared to 2008 related to small increases in the price of cargo space and the impact of unused reserved cargo space triggered by a lower demand for our services than initially anticipated.

Total operating expenses

Operating expenses of $1.7 million in 2009 increased $681,000 compared to 2008 due to $1.2 million increase in bad debt expense partially offset by a $472,000 decrease in selling, general and administrative expenses.  The increase in bad debt expense is due to the combination of a $842,000 increase in allowance for bad debt during 2009 to reserve for certain aged receivables that we may not collect in the future and a $330,000 decrease in our allowance for bad debt during 2008 as a result in a change in the estimate of bad debt expense rather than the recovery of a previously written-off account.  The decrease in selling, general, and administrative expenses is due to decreases in salaries and commissions as a result of decreased sales, and a decrease in professional fees as we incurred higher than normal professional fees in 2008 to respond to a complaint filed by the Securities and Exchange Commission against us and Messrs. Harrell and Aubel which related to events which occurred prior to our acquisition of 51% of Shandong Jiajia and the change in our management.  Operating expenses as a percentage of sales increased to 8% during 2009 from 3% during 2008 but are not expected to remain at the present level in the upcoming year as we do not expect to incur as much bad debt expense in future periods.

Total other income

Total other income of $3.4 million in 2009 increased $5.0 million compared to 2008.  Total other income is comprised of the change in the fair value of derivative liability, interest income and expense, realized currency exchange gains and losses, bank fees, and a registration agreement penalty.  In 2009 we recognized a $3.3 million gain on the change in fair value of derivative liability; this non-cash gain is a result of the change in fair value of a derivative liability related to common stock purchase warrants that are not considered indexed to our stock and require fair value derivative accounting treatment.  The gain is a result of the change in the fair value of the common stock purchase warrants from $5.8 million at January 1, 2009 to $2.5 million at December 31, 2009.  The increase in total other income is also a result of the absence of both $86,000 in bad debt from Mr. David Aubel deemed uncollectible and the $1.6 million registration agreement penalty accrued in 2008. The penalty is payable to the investors in our April 2008 Unit Offering pursuant to the agreements we entered into with them and was not replicated in 2009.

Foreign Taxes

Foreign taxes of $28,000 in 2009 decreased $242,000 compared to 2008 due to lower income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carryforward for U.S. tax purposes.

Net Income (Loss)

Net income of $1.8 million in 2009 increased $3.7 million compared to 2008 primarily due to other income items of $3.3 million gain from the change in fair value of derivative liability and absence of $1.6 million registration agreement penalty in recorded in the third quarter of 2008 partially offset by a $1.2 million increase in bad debt expense and $884,000 decrease in gross profit.

Net Income (Loss) Attributable to China Logistics Group, Inc.

Our net income attributable to China Logistics Group, Inc. consists of net income (loss) less the net income (loss) attributable to the non-controlling interest holders of Shandong Jiajia. The noncontrolling interest holders have claim to 49% of the net income or loss of Shandong Jiajia. The net income attributable to the noncontrolling interest for 2009 increased 424% as a result in the net loss generated by Shandong Jiajia in 2009.

Other comprehensive income (loss) and comprehensive income (loss)

As described elsewhere herein, our functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and can have a significant effect on our financial statements.  For 2009 we reported a gain on foreign currency translations of $8,990 as compared to $38,895 in 2008.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At December 31, 2009, we had working capital of approximately $164,000 as compared to approximately $1.7 million at December 31, 2008.  This $1.5 million decline was due to the offsetting impact of an approximately $1.4 million decrease in cash and a $802,000 increase in other receivables, together with a $981,000 increase in accounts payable.  Cash at December 31, 2009 was $1.7 million, down from $3.2 million at December 31, 2008.  This $1.4 million decline was due primarily to an increase in other receivables related to due on demand non-interest bearing loans to strategic partners described in further detail below and a $658,000 decrease in advances from customers.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and cash used in operations.

While in April 2008, we raised approximately $3.4 million in net proceeds from our 2008 Unit Offering, approximately $2.0 million was utilized to satisfy our commitments to Shandong Jiajia, approximately $140,000 was used to reduce certain payables and we advanced Shandong Jiajia an additional $500,000 for working capital.  In addition, we have recognized a liability in the amount of $1.6 million representing the maximum registration rights penalty due under the terms of the 2008 Unit Offering and on February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and prejudgment interest of $1,078,490 in connection with its September 24, 2008 complaint filed against us and Mr. Harrell and Mr. Aubel as described later in this report under Part I Item 3 –“ Legal Proceedings.” While we have filed a memorandum of law in opposition to the SEC's motion, our financial statements contained elsewhere herein do not include any reserve for this potential expense.  Even if we are not required to pay these amounts we believe our current level of working capital and cash generated from operations may not be sufficient to meet these cash requirements and potential obligations in 2010 without attaining profitable operations and/or obtaining additional financing.

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

From time to time we borrow funds from, and lend funds to, related parties as described later in this section.  For the year ended December 31, 2009, the net borrowings from these advances from related parties, net of funds advanced to related parties and repayments of advances from related parties, has resulted in a increase of $507,000 in our working capital.  Because we believe our current level of working capital and cash generated from operations may not be sufficient to meet these cash requirements and potential obligations during the balance of 2010 we have taken certain actions to resolve our potential liquidity deficiency.  As described earlier in this section, as result of the weak global economy, the demand for exported Chinese products has also declined, resulting in a significant drop in the demand for our freight and transport services.  In response to this sharp decline, we have reduced the controllable portions of our cost of sales where possible.  These efforts have resulted in a positive gross profit for 2009.  While there can be no assurances, we believe our cost reduction program could have the desired results and may return our company to a positive cash flow position, even at the reduced revenue levels.

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

Net cash used in operating activities in 2009 totaled $1.9 million compared to $1.6 million in 2008.  In 2009, cash used in operations was mainly due to an increase in accounts receivable of $1.0 million, an increase in other receivables and other current assets of $802,000 and a decrease in advances from customers of $658,000 these uses of cash were offset by an increase in accounts payable of $981,000 and increase in other accruals and current liabilities of $338,000.  Net cash used in operating activities in 2008 was mainly due to a $1.9 million decrease in our accounts payable, and a decrease in accruals and other current liabilities of $338,000, these uses of cash were partially offset by an decrease in accounts receivable of $723,000 and an increase in advances from customers of $450,000.

Net cash used in investing activities for 2009 totaled $60,000 compared to cash used in investing activities of $44,000 in 2008.  During 2009, we collected $71,000 from related parties as repayment for prior advances offset by $12,000 in capital expenditures.  Net cash used in investing activities 2008 is primarily due to capital expenditures of $37,000 and an advance to related parties of $7,000.  In both periods funds used for capital expenditures related to additions of equipment.

Cash provided by financing activities in 2009 totaled $436,000 compared to $3.6 million in 2008.  Cash provided during 2009 was comprised of $458,000 in advances from related parties offset by $23,000 we used to repay advances from related parties. The decline in net cash provided by financing activities in 2009 compared to 2008 was due to an absence of fund raising activities from our 2008 Unit Offering totaling $3.8 million and convertible related party notes of $148,000 offset by the net amount of related party advances and repayment of such advances during these periods.

We maintain cash balances in the United States and China. At December 31, 2009 and December 31, 2008, our cash by geographic area was as follows:

	December 31, 2009		December 31, 2008
United States	$10,755	1%	$201,605	6%
China	1,710,083	99%	2,954,757	94%
	$1,720,838	100%	$3,156,362	100%

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

The following tables provide certain comparative information based on our consolidated balance sheets at December 31, 2009 as compared to December 31, 2008:

	December 31, 2009	December 31, 2008	Increase/Decrease	% Change
		(restated)
Cash	$1,720,838	$3,156,362	$(1,435,524)	-45%
Accounts receivable, net	2,923,990	2,739,173	184,817	7%
Advance to vendors and other prepaid expenses	146,058	29,510	116,548	395%
Other Receivables	1,100,662	298,442	802,220	269%
Due from related parties	447,033	518,433	(71,400)	-14%
Total current assets	$6,338,581	$6,741,920	$(403,339)	-6%

	December 31, 2009	December 31, 2008	Increase/Decrease	% Change
		(restated)
Accounts payable - trade	$2,733,820	1,752,862	980,958	56%
Other accruals and current liabilities	535,576	146,953	388,623	264%
Advances from customers	475,358	1,133,283	(657,925)	-58%
Accrued registration rights penalty	1,597,000	1,597,000	-	0%
Due to related parties	814,226	378,697	435,529	115%
Foreign tax payable	18,784	34,898	(16,114)	-46%
Total current liabilities	$6,174,764	$5,043,693	$1,131,071	22%

Total current assets decreased $403,000 or 6% at December 31, 2009 from December 31, 2008.  The change was primarily due to a $1.4 million decrease in cash partially used to loan an additional $802,000 non-interest bearing, payable on demand loans to strategic partners.  Other receivables at December 31, 2009 were $$1.1 million and was comprised of $960,000 that was advanced to unrelated entities with which we have a strategic or other business relationship, $131,000 of deferred expenses and $9,000 in other receivables related to various deposits and advances.  Since 2007, from time to time Shandong Jiajia has lent funds to approximately 10 different customers and strategic partners who refer us business who are not related parties for working capital.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans to build long-term relationships, encourage continued business, and benefit from additional referral business.  The decision to make these loans is made by our either Mr. Chen or Mr. Liu, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.  Further, Accounts receivable increased due to slower payments from customers as days sales outstanding increased to 45 days for 2009 compared to 32 days in 2008.  We increased our allowance for bad debt reserve $842,000 during 2009 to reserve for certain aged receivables that we may not collect in the future.  We are evaluating our credit terms and policies to avoid repeated experience in future periods.  Advances to vendors increased $117,000 due to increases in deposits on containers to accommodate orders received near the end of the year.

Total current liabilities also increased $1.1 million or 22% at December 31, 2009 from December 31, 2008 primarily due to a $981,000 increase in our trade accounts payable, $436,000 increase in due to related parties on advances received during the year, $389,000 increase in other accruals, partially offset by a $658,000 decrease in advances from customers due to timing differences of receipt of deposits on orders around the year-end.

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	when the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	when the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	when merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.
•	our ability to effectively handle the increases in costs due to lower shipping volumes as a result of a weak demand for import and exports in the PRC.

Due from/to Related Parties

From time to time we have advanced funds to related parties for working capital purposes.  At December 31, 2009 due from related parties consisted of $447,000 due us from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, a decrease of $71,000 from December 31, 2008.  The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand.

In addition, from time to time we obtain advances from related parties for working capital purposes.  These amounts are non-interest bearing and due on demand.  Due to related parties increased $436,000 at December 31, 2009 from December 31, 2008.  At December 31, 2009 due to related parties included:

•	$110,000 owed to Xiangfen Chen, general manager of our Xiamen branch, a decrease of $13,000 from December 31, 2008,
•	$99,000 owed to Mr. Bin Liu, the manager of our Tianjin branch, an increase of $36,000 from December 31, 2008,
•	$560,000 owed to Tianjin Sincere, a company of which Mr. Bin Liu is a 90% owner, an increase of $377,000 from December 31, 2008.
•	$45,000 owed to China Direct Industries, Inc., a principal shareholder, an increase of $45,000 from December 31, 2008.

Commitments

Rent expense from our office leases for 2009 and 2008was $116,000 and $108,000 respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Period Ended December 31, 2010	$95,000
Period Ended December 31, 2011	26,000
Period Ended December 31, 2012	22,000
Period Ended December 31, 2013	22,000
Period Ended December 31, 2014	22,000
Thereafter	--
$187,000

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts stock based compensation, and derivative liability that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing bad debt expense of $842,000 for 2009 and a credit to bad debt expense of $330,000 in 2008.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

We also rely on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of our derivative liability and share-based compensation.  Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations.  These assumptions and estimates have been materially accurate in the past and are not expected to materially change in the future.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

In June 2008, the FASB ratified changes to Derivative and Hedging Topic of the FASB ASC 815 or EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at December 31, 2009.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective in use in this Annual Report and the adoption of the Codification did not have a material impact on our financial statements.

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

Our financial statements are included later in this report beginning on page  F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our accounting for our warrants, reverse recapitalization, presentation of our consolidated statement of cash flows and limitations in our accounting staff’s knowledge of U.S. GAAP.  These weaknesses are described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management were as follows:

•
The lack of controls over the accounting for the classification of 2,000,000 warrants issued to Mr. Chen as additional consideration in connection with the reverse recapitalization transaction with Shandong Jiajia completed on December 31, 2007 which required us to record the issuance as a derivative liability in the amount of $480,000 and to restate our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 (Amendment No. 4) as a result of accounting errors related to the incorrect accounting treatment.

•
The lack of controls over the accounting for the reverse recapitalization transaction with Shandong Jiajia which required us to properly record the changes in the components of equity as a result of this transaction and to restate our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

•
The lack of controls over the disclosure of advances from, and repayments of advances from related parties disclosed in our consolidated statements of cash flows for the year ended December 31, 2008 which required us to expand our disclosure of these items and to restate our financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

•
The lack of controls over the accounting for common stock purchase warrants which required us to record the fair value of the warrants as a derivative liability because the warrants were not indexed to our common stock and restate our financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009 to reflect this accounting treatment.

•
The lack of controls over the presentation of cash flows from operating activities using the indirect method which required us to restate our financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 to reflect this accounting presentation.

•
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

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We plan to implement changes in our disclosure controls and procedures to correct these material weaknesses. Specifically, for accounting of derivative liabilities, capital transactions, and presentation of equity, management plans to implement improved policies and procedures that will include a review of financial instruments to determine appropriate accounting treatment and presentation.

•	Also we have improved procedures related to the preparation of the statement of cash flows to correct weaknesses related to presentation and disclosure

•
We will make sure that we have an adequate number of personnel involved in the preparation of the financial statements and disclosures with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof.

•	We plan to provide training to our accounting staff in various areas of US generally accepted accounting principles.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weakness will be remediated by December 31, 2010. As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                       OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Positions
Wei Chen	40	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Yuan Huang	38	Chief Financial Officer
Hui Liu	48	Director, Chief Executive Officer of Shandong Jiajia

Wei Chen.  Mr. Chen has been a member of our Board of Directors and Chief Executive Officer since June 2008, and he has served as Chairman of the Board, President, since July 2008.  Mr. Chen, a minority owner and co-founder of Shandong Jiajia, has been the General Manager of Shandong Jiajia’s Shanghai Branch since February 2002. Prior to joining Shandong Jiajia, Mr. Chen was a shipping department manager at the Shanghai Branch of Beijing Sunshine International Freight Co., Ltd. from October 1998 to February 2002.  Previously, Mr. Chen was the chief representative of Shanghai office, Mitrans International Shipping Co., Ltd. from June 1995 to October 1998.  Mr. Chen started his career as a sales representative at Asian Development International Transportation Corporation between September 1992 and May 1995.  Mr. Chen obtained a Bachelor’s Degree in International Shipping from Shanghai Maritime University in 1992.

        Yuan Huang.  Ms. Huang has served as our Chief Financial Officer since October 2009.  Prior to being appointed to this position, she had been Director of Accounting Department of Shandong Jiajia since April 2007. Prior to joining Shandong Jiajia, Ms. Huang was Accounting Manager of Shanghai Yingyuan Logistics Co., Ltd. from November 2002 until April 2007. Before Ms. Huang entered the logistics industry, she was Director of Accounting Department of Shanghai Paris Spring Yimin Co., Ltd. from May 1995 to November 2002 and served as an accountant of its parent company Shanghai Yimin Department Stores Co., Ltd. from September 1990 through May 1995. Ms. Huang received an Associate Degree in Accounting from Shanghai University of Finance and Economics in July 1999.

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

Each director has been appointed to the board and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors were compensated for their services as members of our Board of Directors for the year ended December 31, 2009.

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
•
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2009 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31,2009.

For definitional purposes, these individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718 – Stock Compensation.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)
Wei Chen	2009	26,316	-—	—	—	—	—	—	26,316
	2008	25,854	—	—	—	—	—	—	25,854
Yuan Huang	2009	2,640	2,928	--	--	--	--	--	5,568
	2008	--	--	--	--	--	--	--	--

How Mr. Chen's Compensation was Determined

Mr. Chen is not a party to an employment agreement with us. His compensation is determined by our Board of Directors, of which he is a member, and is based upon a number of factors including the scope of his duties and responsibilities and the time devoted to our business. Such deliberations are not arms-length. We did not consult with any experts or other third parties in fixing the amount of  Mr. Chen's compensation.  The amount of compensation payable to Mr. Chen can be increased at any time upon the determination of our Board of Directors.

Employment Agreement with Ms. Huang

During 2009, Ms. Huang served as Director of Accounting Department at Shandong Jiajia’s Shanghai Branch. While she remains in this position with Shandong Jiajia, she was appointed as our Chief Financial Officer in October 2009.  In October 2009 we entered into a 12 month employment agreement with her pursuant to which she receives a base monthly salary of RMB1,500 (approximately $220) and a semi-annual bonus up to RMB 10,000 (approximately $1,464).  In addition, Ms. Huang receives certain allowances and other benefits including health insurance, unemployment insurance and other welfare programs which are available to other employees of our China-based subsidiaries which totaled approximately RMB 11,000 (approximately $1,610) in 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31,2009:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of Securities Underlying Unexercised options (#) unexercisable (c)	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned options (#) (d)	Option Exercise price ($) (e)	Option Expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Wei Chen	—	—	—	—	—	—	—	—	—
Yuan Huang	—	—	—	—	—	—	—	—	—

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2009 and Forms 5 and amendments thereto furnished to us with respect to 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 14, 2010 we had 39,508,203 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares	% of Class
Wei Chen (2)	6,762,500	17.1%
Hui Liu	1,312,500	3.3
Yuan Huang	--	--
All named executive officers and directors as a group (three persons) (2)	8,075,000	20.4%

China Direct Industries, Inc. (3)	11,512,500	29.1%

(1)	The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

(2)	The number of shares beneficially owned by Mr. Chen includes 2,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.30 per share.

(3)	The shares of our common stock shown beneficially owned by China Direct Industries, Inc. includes:

•
4,750,000 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of China Direct Industries, Inc.,

•	2,062,500 shares of common stock held of record by China Direct Investments, Inc., a wholly owned subsidiary of China Direct Industries, Inc.,
•	200,000 shares of our common stock underlying Class A warrants; and
•
450,000 shares of Series B Convertible Preferred Stock held of record by China Direct Investments, Inc. which has no voting rights but is convertible at the option of the holder into 4,500,000 shares of common stock.

China Direct Industries, Inc.'s address is 431 Fairway Drive, Deerfield Beach, Florida 33441. Dr. James Wang, Chief Executive Officer of China Direct Industries, Inc. holds voting and dispositive control over securities owned by China Direct Industries, Inc. in his capacity of Chief Executive Officer.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any equity compensation or similar plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time we enter into transactions with related parties, including:

In June 2009 we entered into a lease for approximately 7,000 square feet of office space from Mr. Chen, our Chairman and CEO, which serves as our principal executive offices.  The lease expires May 31, 2010.  Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,662) per month in rent and a monthly management fee of approximately RMB 11,719 (approximately $1,716) per month as a property management fee.  We are responsible for utilities associated with our offices. Our total expenses under this lease were RMB 440,628 (approximately $64,410) in 2009.

From time to time we have advanced funds to related parties for working capital purposes.  At December 31, 2009 due from related parties consisted of $447,000 due us from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, a decrease of $71,000 from December 31, 2008.  The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand.

In addition, from time to time we obtain advances from related parties for working capital purposes.  These amounts are non-interest bearing and due on demand.  Due to related parties increased $436,000 at December 31, 2009 from December 31, 2008.  At December 31, 2009 due to related parties included:

•	$110,000 owed to Xiangfen Chen, general manager of our Xiamen branch, a decrease of $13,000 from December 31, 2008,
•	$99,000 owed to Mr. Bin Liu, the manager of our Tianjin branch, an increase of $36,000 from December 31, 2008,
•	$560,000 owed to Tianjin Sincere, a company of which Mr. Bin Liu is a 90% owner, an increase of $377,000 from December 31, 2008.
•	$45,000 owed to China Direct Industries, Inc., a significant shareholder, an increase of $45,000 from December 31, 2008.

There are no assurances that the terms of the transactions with the related parties are comparable to terms we could have obtained from unaffiliated third parties.

Director Independence

Neither of our directors is independent within The NASDAQ Stock Market's director independence standards pursuant to Marketplace Rule 5606.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008:

	2009	2008
Audit Fees	$75,000	$72,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$75,000	$72,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to our independent registered public accounting firm with respect to 2009 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaREADY, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)

10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaREADY, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)
10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2009 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009 (17)
10.21	Lease Agreement expiring May 2010 between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(17)
10.23	Employment Agreement effective as of October 12, 2009 between China Logistics Group, Inc. and Yuan Huang (18)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Logistics Group, Inc.

Date: April 15, 2010	By: /s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chairman of the Board, Chief Executive Officer and President	April 15, 2010
Wei Chen	(principal executive officer)

/s/ Yuan Huang	Chief Financial Officer	April 15, 2010
Yuan Huang	(principal financial and accounting officer)

/s/ Hui Liu	Director	April 15, 2010
Hui Liu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics Group, Inc (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred an operating loss and has negative cash flows from operations for the year ended December 31, 2009as fully described in Note 3. These issues raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also audited the adjustments described in Note 2 that were applied to restate the year ended December 31, 2008 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
April 15, 2010

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
		(Restated)
ASSETS
Current assets:
Cash	$1,720,838	$3,156,362
Accounts receivable, net	2,923,990	2,739,173
Other Receivables	1,100,662	298,442
Advance to vendors and other prepaid expenses	146,062	29,510
Due from related parties	447,032	518,433
Total current assets	6,338,584	6,741,920

Property and equipment, net	39,748	44,144
Total assets	$6,378,332	$6,786,064

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$2,733,820	$1,752,862
Accrued registration rights penalty	1,597,000	1,597,000
Other accruals and current liabilities	535,576	146,953
Advances from customers	475,358	1,133,283
Due to related parties	814,226	378,697
Foreign tax payable	18,784	34,898
Total current liabilities	6,174,764	5,043,693

Derivative Liability	2,535,505	-
Total liabilities	8,710,269	5,043,693

Equity (deficit):
China Logistics Group, Inc. shareholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - 450,000 issued and oustanding at December 31, 2009 and December 31, 2008	450	450
Common stock, $.001 par value, 500,000,000 shares authorized;
34,508,203 shares issued and outstanding at December 31, 2009 and December 31, 2008	34,508	34,508
Additional paid-in capital	17,057,203	19,229,513
Accumulated deficit	(19,541,703)	(18,129,491)
Accumulated other comprehensive loss	(178,505)	(187,495)
Total China Logistics Group, Inc. shareholders' equity (deficit)	(2,628,047)	947,485
Noncontrolling interest	296,110	794,886
Total equity	(2,331,937)	1,742,371
Total liabilities and equity	$6,378,332	$6,786,064

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year Ended
	December 31, 2009	December 31, 2008
		(Restated)
Sales	$19,824,390	$35,561,833
Cost of sales	19,699,736	34,552,938
Gross profit	124,654	1,008,895

Operating expenses:
Selling, general and administrative	826,530	1,298,331
Depreciation and amortization	16,002	35,438
Bad debt expense (recovery of bad debt)	842,128	(330,439)
Total operating expenses	1,684,660	1,003,330
Income (loss) from operations	(1,560,006)	5,565

Other income (expenses):
Other income (expense)	32,228	15,218
Non-operating bad debt expense	-	(85,844)
Registration agreement penalty	-	(1,597,000)
Change in fair value of derivative liability	3,320,227	-
Interest income (expense)	(574)	1,532
Total other income (expenses)	3,351,881	(1,666,094)
Income (loss) before income taxes	1,791,875	(1,660,529)
Foreign taxes	28,078	269,600
Net Income (loss)	1,763,797	(1,930,129)
Less: Net income (loss) attributable to the noncontrolling interest	(507,412)	156,489
Net income (loss) attributable to China Logistics Group, Inc.	$2,271,209	$(2,086,618)

Earnings (loss) per common share:
Basic	$0.07	$(0.08)
Diluted	$0.06	$(0.08)
Weighted average number of shares outstanding:
Basic	34,508,203	26,823,216
Diluted	39,008,203	26,823,216

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	China Logistics Group, Inc. Shareholders' Equity
									Accumulated
							Additional		Other
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Income (loss)	Total

Balance December 31, 2007	1,000,000	$1,000	1,295,000	$1,295	4,999,350	$4,999	$12,927,625	$(16,042,873)	$(226,390)	$601,028	$-	$(2,733,316)
Convertible note payable to related party converted to capital to capital	-	-	-	-	2,864,606	2,865	2,518,514	-	-	-		2,521,379
Conversion of Seiries A Preferred to common stock	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-		-
Conversion of Seiries B Preferred to common stock	-	-	(845,000)	(845)	8,450,000	8,450	(7,605)	-	-	-		-
Accrued salary for president converted to stock	-	-	-	-	581,247	581	448,404	-	-	-		448,985
Private placement	-	-	-	-	15,113,000	15,113	3,344,075	-	-	-		3,359,188
Net loss	-	-	-	-	-	-	-	(2,086,618)	-	156,489	(1,930,129)	(1,930,129)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	38,895	37,369	76,264	76,264
Other comprehensive income											76,264	76,264
Comprehensive income											(1,853,865)	(1,853,865)
Balance December 31, 2008	-	-	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886		1,742,371

Cumulative effect of a change in accounting principle - adoption of FASB ASC 825 effective January 1, 2009							(2,172,310)	(3,683,422)				(5,855,732)
Net income	-	-	-	-	-	-	-	2,271,210	-	(507,412)	1,763,798	1,763,798
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	-	-	8,990	8,636	17,626	17,626
Other comprehensive income											17,626	17,626
Comprehensive income											1,781,424	1,781,424
Balance December 31, 2009	-	$-	450,000	$450	34,508,203	$34,508	$17,057,203	$(19,541,704)	$(178,505)	$296,110		$(2,331,937)

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net income (loss)	$1,763,797	$(1,930,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	16,002	35,438
Allowance for doubtful accounts	842,128	(330,439)
Change in fair value of derivative liability	(3,320,227)	-
Registration rights penalty	-	1,597,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,026,946)	723,098
Decrease in accounts receivable - related party	-	7,000
Increase in prepaid expenses and other current assets	(802,220)	114
(Decrease) increase in accounts payable	980,958	(1,856,023)
Increase (decrease) in other accruals and current liabilities	388,623	(338,148)
(Decrease) increase in taxes payable	(16,114)	(1,220)
Increase in advances to vendors	(116,552)	-
(Decrease) increase in advances from customers	(657,925)	449,848
NET CASH USED IN OPERATING ACTIVITIES	(1,948,476)	(1,643,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,606)	(37,246)
Advances to related parties	-	(6,998)
Collection of repayments of advances to related parties	71,400	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	59,794	(44,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds convertible note payable - related party	-	148,200
Repayment of short-term financing	-	(12,633)
Proceeds from 2008 unit offering private placement	-	3,778,250
2008 unit offering private placement expenses	-	(420,863)
Advances from related parties	458,255	256,879
Repayment of advances from related parties	(22,726)	(105,794)
NET CASH PROVIDED BY FINANCING ACTIVITIES	435,529	3,644,039
EFFECT OF EXCHANGE RATE ON CASH	17,629	78,423
NET INCREASE (DECREASE) IN CASH	(1,435,524)	2,034,757
CASH - beginning of year	3,156,362	1,121,605
CASH - end of year	$1,720,838	$3,156,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$241,522	$34,524
Convertible note payable converted to common stock -related party	$-	$2,521,380
Accrued compensation converted to common stock - related party	$-	$448,985

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

 NOTE 1 – SUMMARY OF BUSINESS AND ORGANIZATION

History of Company

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company and acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise into or from China.  Shandong Jiajia has branches in Shanghai, Qingdao, Xiamen, Tianjin and Lianyungang with an additional sales office in Rizhao. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, and Regional Container Lines.

Reverse recapitalization transaction

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

In connection with the reverse recapitalization transaction with Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct Industries, Inc. China Direct Industries, Inc. owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.  In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct Industries, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.

On January 28, 2008 the acquisition agreement was amended to provide additional consideration to the minority owners of Shandong Jiajia, Mr. Liu and Mr. Chen.  Upon their instructions, we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.  We agreed to pay the minority owners of Shandong Jiajia the additional consideration at their request because they believed that the purchase price we paid for our interest in Shandong Jiajia was more favorable to us.  We determined that it would be in our long-term best interests to agree to the request, particularly as the operations of Shandong Jiajia represented all of our business and operations following the transaction.

The purchase warrants to purchase 2,000,000 shares of our common stock were treated as a liability as of the end of December 31, 2007 due to a lack of sufficient authorized shares.  This portion of the additional consideration was later reclassified to equity during the three-month period ending March 31, 2008 as the proper shareholder approval was obtained to amend the Company’s articles of incorporation to increase in the number of shares of authorized common stock and a reverse stock split, among other things, on February 11, 2008, which such action was effective on March 11, 2008.

The finder’s fees and consulting fees were incremental to the transaction and payable contingent upon closing.  Accordingly, these fees were classified as directly related to the acquisition.  All transactions related fees were determined through arms length negotiations between the parties.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

	December 31, 2008
Balance Sheet Data	As filed	Adjustment to Restate	Restated
Equity:
China Logistics Group, Inc. shareholders’ equity
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	$450	$-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	3,572,042	15,657,471	19,229,513
Accumulated Deficit	(2,472,020)	(15,657,471)	(18,129,491)
Accumulated other comprehensive income loss	(187,495)	-	(187,495)
Total China Logistics Group, Inc. shareholders’ equity	947,485	-	947,485
Noncontrolling interest	794,886	-	794,886
Total equity	$1,742,371	$-	$1,742,371

Additionally, the Company has restated and expanded the disclosure in the Consolidated Statement of Cash Flows-Cash Flows from financing activities to better describe advances from, and repayments of advances from related parties.

Components of this restatement include:

	December 31, 2008
Consolidated Statements of Cash Flows Data	As filed	Adjustment to Restate	Restated
Cash flows from financing activities:
Proceeds from 2008 Unit Offering	$3,778,250	$-	$3,778.250
2008 Unit Offering expenses	(420,863)	-	(420,863)
Proceeds from convertible note payable-related party	-	148,200	148,200
Repayment of short-term financing	(12,633)	-	(12,633)
Advances from related parties	299,285	(42,406)	256,879
Repayments of advances from related parties	-	(105,794)	(105,794)
Net cash provided by financing activities	$3,644,039	$-	$3,644,039

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has generated minimal revenue since its inception until it acquired a 51% interest in Shandong Jiajia in December 2007. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible acquisitions, and to generate profitable operations in the future.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

NOTE 4 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The capital structure of the combined enterprise following the reverse recapitalization transaction, effective December 31, 2007 is the historical equity of the accounting acquirer (Shandong Jiajia) prior to the transaction retroactively restated to reflect the number of shares received in the transaction.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts stock based compensation, and derivative liability that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported period.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers' sustainability and adjusted our estimates as indicted by the increase in bad debt expense in 2009.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The recovery of bad debt recognized in 2008 reflected an adjustment in our estimate of bad debt expense reflected in the allowance account. This credit did not stem from the recovery of a previously written-off account or accounts.  It had been our policy to reserve for bad debt expense based principally on the age of our receivables. Experience proved we had over-reserved and an adjustment was indicated.

We also rely on certain assumptions when deriving the fair value of share-based compensation, derivative liability and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At December 31, 2009, we had deposits of $1,710,083 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through December 31, 2009.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by senior management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,306,403 and $464,275 at December 31, 2009 and December 31, 2008, respectively.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Other receivables

Other receivables at December 31, 2009 were $1,100,662 and is comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at December 31, 2009 and December 31, 2008 was as follows:

	December 31, 2009	December 31, 2008
		(Restated)
Loans receivable	$960,215	$229,742
Legal deposit	-	38,662
Deferred expense	131,366	23,561
Other	9,081	6,477
	$1,100,662	$298,442

Advance to Vendors and other prepaid expenses

Advances to vendors consist of prepayments or deposits from us for contracted shipping arrangements that has not been utilized to ship cargo used by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  This policy follows the matching principle to match the cost of revenue in the same period as when the associated revenue is earned in accordance with our revenue recognition policy.  Advances to vendors totaled $145,590 at December 31, 2009 and $0 at December 31, 2008.

Prepaid expenses consist of prepayments for goods and services used in the ordinary course of business.  Prepaid expenses totaled $468 at December 31, 2009 and $29,510 at December 31, 2008.

Property and Equipment

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized during the year ended December 31, 2009 or 2008.

Accruals and other current liabilities

Accruals and other current liabilities at December 31, 2009 were $535,576 and is comprised of of i) payables due to non-interest bearing payable on demand advances from unrelated parties used for working capital purposes, ii) accruals for professional fees that have not yet been billed, rent, and other operating expenses, and iii) in accrued salaries.  The components of accruals and other current liabilities at December 31, 2009 and December 31, 2008 was as follows:

	December 31, 2009	December 31, 2008
		(Restated)
Loans payable	$289,603	$-
Accruals	193,306	146,953
Accrued salaries	52,667	-
	$535,576	$146,953

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $475,358 and $1,133,283, at December 31, 2009 and December 31, 2008, respectively.

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

Upon our retroactive adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to our stock as prescribed by ASC 815.  Retroactively effective January 1, 2009, the warrants, under ASC 815, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  For the year ended December 31, 2009, we recorded a gain on change in fair value of derivative liability of $3,320,227 to mark to market for the decrease in fair value of the warrants during the year ended December 31, 2009.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants		Class B Warrants
	January 1, 2009	December 31, 2009	January 1, 2009	December 31, 2009
Dividend Yield	0%	0%	0%	0%
Volatility	231%	284%	231%	284%
Risk Free Rate	1.00%	1.43%	1.00%	1.43%
Expected Term	4.33	3.33	4.33	3.33
Asset Price	$0.19	$0.08	$0.19	$0.08
Exercise Price	$0.35	$0.35	$0.50	$0.50

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

Unless otherwise noted, the rate presented below per U.S. $1.00 the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in our consolidated financial statements.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	December 31, 2009	December 31, 2008
Balance sheet	6.8372	6.8542

Statement of operations	6.8409	6.9623

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

Income Taxes

We follow the asset and liability method of accounting for taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

We evaluate whether tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. We have concluded that we have not taken any uncertain tax positions on any of its open income tax returns that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

The Company periodically reassesses the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2009and 2008 did not have any impact on its results of operations, financial conditions or liquidity.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Recent Accounting Pronouncements

In June 2008, the FASB ratified changes to Derivative and Hedging Topic of the FASB ASC 815 or EITF Issue No. 07-5, Determining Whether an Instrument (or and Embedded Feature) Is Indexed to ad Entity’s Own Stock.   EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF No. 07-5 did have a material effect on our consolidated financial statements and resulted in a restatement of these financial statements to recognize a derivative liability of approximately $2.5 million at December 31, 2009.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

	Year ended December 31,
	2009	2008
Numerator:		(Restated)
Net income (loss) applicable to common stockholders (A)	$2,271,209	$(2,086,618)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	34,508,203	26,823,216
Denominator for diluted earnings per share
Treasury Stock method
Stock purchase warrants	-	-
Series A and B Convertible Preferred Stock	4,500,000	-

Adjusted weighted average shares outstanding (C)	39,008,203	26,823,216

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.07	$(0.08)
Earnings per share- diluted (A)/(C)	$0.06	$(0.08)

Potentially issuable shares at December 31, 2009and 2008 which were anti-dilutive and not included in diluted earnings per share included:

	Year ended December 31,
	2009	2008
		(Restated)
Stock purchase warrants issued to Mr. Chen	2,000,000	2,000,000
Warrants	117,500	117,500
Class A and B Warrants	31,558,500	31,558,500
Series B Convertible Preferred Stock	-	4,500,000
	33,676,000	38,176,000

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The shares issued to Mr. Aubel had a fair value $659,432 less than the obligation settled.  This difference was recorded as a contribution to capital rather than a gain on the debt settlement.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	Useful Lives	2009	2008
			(Restated)
Computer equipment	4 years	$37,246	$37,246
Furniture and equipment	4-5 years	101,351	89,745
		138,597	126,991
Less: accumulated depreciation		(98,849)	(82,847)
		$39,748	$44,144

For the years ended December 31, 2009, and 2008, depreciation expense totaled $16,002 and $12,974, respectively.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

We agreed to file a registration statement with the SEC covering the shares of common stock underlying the warrants so as to permit the public resale thereof. We have filed a registration statement covering the resale of all shares of our common stock issuable upon the exercise of the Class A and Class B Warrants included in the units sold in the 2008 Unit Offering, together with all shares of our common stock issuable upon exercise of the Class A warrants issued to the selling agent, finders and consultants in the 2008 Unit Offering.  We will pay all costs associated with the filing of this registration statement. In the event the registration statement was not filed within 60 days of the closing or is not declared effective within 180 days following the closing date, we will be required to pay liquidated damages in an amount equal to 2% for each 30 days (or such lesser pro rata amount for any period of less than 30 days) of the purchase aggregate exercise price of the warrants, but not to exceed in the aggregate 12% of the aggregate exercise price of the warrants. Although we filed a registration statement and we have been making a good faith effort to resolve comments on the registration statement we received from the SEC, it had not yet been declared effective as of September 30, 2008. Accordingly, during the quarter ended September 30, 2008, the Company accrued $1,597,000 due to the investor’s under the provisions of the registration payment agreement.  On March 30, 2010 an effectiveness order was filed by the SEC.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

Preferred Stock

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible as follows:

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

On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, no shares Series A Convertible Preferred Stock remained outstanding at December 31, 2009. On March 28, 2008 shareholders holding the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock leaving 450,000 Series B Convertible Preferred Stock held by China Direct Industries, Inc. outstanding at December 31, 2009

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B convertible preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. In March 2008, 845,000 shares of our Series B convertible preferred stock were converted into 8,450,000 shares of our common stock.

At December 31, 2009, 450,000 Series B convertible preferred stock remain issued and outstanding.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

A summary of common stock issued during the year ended December 31, 2009 and 2008 is as follows:

	No. of Shares issued during year ended December 31,
	2009	2008
Settlement of obligation to former President and CEO, Mr. V. Jeffrey Harrell	-	581,247
Settlement (conversion) of note payable to principal shareholder, David Aubel	-	2,864,606
Conversion of 1,000,000 shares of Series A Convertible Preferred Stock	-	2,500,000
Conversion of 845,000 shares of Series B Convertible Preferred Stock	-	8,450,000
2008 Unit Offering	-	15,113,000
	-	29,508,853

Common Stock Purchase Warrants

A summary of our common stock purchase warrant activity during 2009 and 2008 is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	117,500	$9.69	1.75	$-
Granted	33,558,500	0.42	5.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	33,676,000	$0.45	4.18	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(112,500)	7.80	-	-
Outstanding at September 30, 2009	33,563,500	$0.42	3.90	$-

Included in common stock purchases warrants outstanding at December 31, 2009 are 31,558,500 warrants issued in connection with the 2008 Unit Offering, these warrants are comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.  These warrants expire April 30, 2013 and are exercisable in whole or in part at any time before then.

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

Also included in the common stock purchase warrants outstanding at December 31, 2009 are 2,000,000 warrants issued to Mr. Chen in connection with the transaction with Shandong Jiajia effective December 31, 2007.  These warrants are exercisable at $0.30 per share and expire January 28, 2011.

NOTE 12– RELATED PARTIES

Due from related parties

On December 31, 2009 and 2008, the Company held a due from related party in the amount of $447,033 and $518,433, respectively, which reflected advances due from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  The loans were unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Due to related parties

On December 31, 2009 and 2008, due to related parties consist of the following:

	2009	2008
		(Restated)
Due to Xiangfen Chen	$109,871	$123,458
Due to Bin Liu	99,381	62,652
Due to Tianjin Sincere Logistics Co., Ltd.	559,974	183,448
Due to China Direct Industries, Inc.	45,000	-
Other	-	9,139
	$814,226	$378,697

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.. The loans were unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the funds for general working capital.

On December 31, 2009 the Company had a commitment to Xiangfen Chen for the lease of the Company's branch office in Xiamen City, China, totaling $1,459 per year.

On June 1, 2009 Shandong Jiajia entered into a one year lease the CEO of Shandong Jiajia for a property in the Peoples Republic of China. The base annual rental is $43,700 per annum.

We also rent three office spaces throughout China from related parties as set forth in the following table:

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Shanghai Branch (1)	7,008	$43,700 (RMB 300,000)	$20,440 (RMB 140,622)	May 31, 2010
Xiamen Branch, Xiamen City, Fujian Province (2)	1,026	$1,459 (RMB 10,800)	-	December 31, 2010
Tianjin Branch, Tianjin City (3)	3,014	$21,962 (RMB 150,000)	-	May 31, 2013

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

NOTE 13 – INCOME TAXES

The Company’s subsidiary Shandong Jiajia incorporated and operating in China is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law??.  Commencing January 2008, the PRC Income Tax rate was reduced to a maximum of 25% (inclusive of state and local income taxes) for all companies.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Effective January 1, 2008 the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiaries are Resident Enterprises as defined in Chapter 1 Article 2 “… an enterprise established within the territory of another country or other tax region pursuant to foreign laws, whose actual management is located is located in China” and are subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2009 and 2008.

The components of income (loss) before income tax and minority interest consist of the following:

	Year Ended December 31,
	2009	2008
		(Restated)
US Operations	$2,799,331	$(2,249,494)
Chinese Operations	(1,007,456)	588,965
	$1,791,875	$(1,660,529)

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2009	2008
		(Restated)
US Operations	$-	$-
Chinese Operations	28,078	269,600
	$28,078	$269,600

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2009	2008
		(Restated)
Income tax provision (benefit) at Federal statutory rate	$627,000	$(581,000)
State income taxes, net of Federal Benefit	83,000	(76,000)
Permanent differences	(1,315,000)	632,000
Temporary differences	280,000	123,000
U.S. tax rate in excess of foreign tax rate	147,000	(86,000)
Increase in valuation allowance	206,000	258,000
Abatement of foreign income taxes	-	-
Tax provision (benefit)	$28,000	$270,000

The Company has a net operating loss (“NOL”) carryforward for United States income tax purposes at December 31, 2009 and 2008 expiring through the year 2029 of approximately $13,300,000. The utilization of the Company’s NOL’s may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
		(Restated)
Federal net operating loss carryforward	$4,100,000	$3,928,000
State net operating loss carryforward	660,000	633,000
Provisions	-	-
Timing differences	640,000	639,000
	5,400,000	5,200,000
Valuation allowance	(5,400,000)	(5,200,000)
	$-	$-

We have concluded that we have not taken any uncertain tax positions on any of our open income tax returns that would materially distort its financial statements. The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2009and 2008 did not have any impact on our results of operations, financial conditions or liquidity.

Foreign tax payable of $18,784 at December 31, 2009 compared to $34,898 at December 31, 2008 is made up of amounts due to various taxing authorities in the PRC.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Rent expense from our office leases for 2009 and 2008 was $116,000 and $108,000 respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Period Ended December 31, 2010	$95,000
Period Ended December 31, 2011	26,000
Period Ended December 31, 2012	22,000
Period Ended December 31, 2013	22,000
Period Ended December 31, 2014	22,000
Thereafter	--
$187,000

As a result of the September 24, 2008 complaint filed by the SEC against us and Messrs. Harrell and Aubel as described in Part I, Item 3, “Legal Proceedings” of this Form 10-Q, we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction, among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B).

On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleges that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $930,000 in debt we owed to Mr. Aubel.  The SEC seeks disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489.77 for a total disgorgement obligation of $1,078,489.77.  This amount has not been accrued as of December 31, 2009 as we have objected to the SEC’s motions to disgorgement and cannot determine that it would be probable that the final judgment would be to our detriment.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel. We have objected to the SEC’s motion as to disgorgement against us.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

NOTE 15 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income or loss. Other comprehensive income or loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but excluded from net income as these amounts are recorded directly as an adjustment to equity.

Our other comprehensive income consists of foreign currency translation adjustments. The following table sets forth the computation of comprehensive income for 2009 and 2008, respectively:

	For the Year Ended December 31,
	2009	2008
		(Restated)
Net (loss) income	$1,763,797	$(1,930,129)
Other comprehensive (loss) income, net of tax
Foreign currency translation gain, net of tax	17,626	76,264
Total other comprehensive (loss) income, net of tax	17,626	76,264
Comprehensive Income	1,781,423	(1,853,865)
Less: Comprehensive Income attributable to the noncontrolling interests	(498,776)	193,858
Comprehensive (loss) Income attributable to China Logistics Group, Inc.	$2,280,219	$(2,047,723)

NOTE 16 – REGIONS

The table below presents information by regions for the years ended December 31, 2009 and 2008 (restated).

December 31, 2009	Sales	Assets
United States	$—	$10,755
Peoples Republic of China	19,824,390	6,367,577
	$19,824,390	$6,378,332
December 31, 2008 (restated)
United States	$—	$201,605
Peoples Republic of China	35,561,833	6,584,459
	$35,561,833	$6,786,064

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued through April 9, 2010 and determined to disclose the following events:

We issued 2,000,000 restricted shares of our common stock to China Direct Investments, Inc. a subsidiary of China Direct Industries, Inc. as a bonus payment for their accounting and finance-related services.  We also issued 2,000,000 restricted shares to Mr. Wei Chen and 1,000,000 restricted shares to Mr. Hui Liu as bonuses for their service in executive roles in the company and on the board of directors.