Form 10-Q
period 2010-03-31
China Logistics Group Inc
filed 2010-05-24
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2010
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
[ ] Yes   [X] No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes   [ ] No

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
[ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  39,508,203 shares of common stock are issued and outstanding as of May 21, 2010.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

We maintain our web site at www. chinalogisticsinc.com. Information on this web site is not a part of this report

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

The terms are used in this report:

•	“China Logistics,” “we,” “us,” “our,” the company,” and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as mediaReady, Inc., and its subsidiary,

•
“Shandong Jiajia” refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang,

•	“China” or the “ PRC” refers to the People’s Republic of China, and

•	“RMB” refers to the renminbi, which is the currency of mainland PRC of which the yuan is the principal currency.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$1,455,436	$1,720,838
Accounts receivable, net	2,797,725	2,923,990
Other receivables	1,255,835	1,100,662
Advance to vendors	219,760	146,062
Due from related parties	343,358	447,032
Total current assets	6,072,114	6,338,584

Property and equipment, net	26,046	39,748
Total assets	$6,098,160	$6,378,332

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable - trade	1,965,606	2,733,820
Accrued registration rights penalty	1,597,000	1,597,000
Other accruals and current liabilities	848,375	535,576
Advances from customers	892,974	475,358
Due to related parties	360,815	814,226
Foreign tax payable	17,912	18,784
Total current liabilities	5,682,682	6,174,764

Derivative Liability	2,767,691	2,535,505
Total liabilities	8,450,373	8,710,269

Deficit:
China Logistics Group, Inc. shareholders' equity
Preferred stock - $0.001 par value, 10,000,000 shares authorized Series B convertible preferred stock - 450,000 issued and outstanding at March 31, 2010 and December 31, 2009	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 34,508,203 shares issued and outstanding at March 31, 2010 and December 31, 2009	34,508	34,508
Additional paid-in capital	17,057,203	17,057,203
Accumulated deficit	(19,676,799)	(19,541,703)
Accumulated other comprehensive loss	(174,407)	(178,505)
Total China Logistics Group, Inc. shareholders' equity (deficit)	(2,759,045)	(2,628,047)
Noncontrolling interest	406,832	296,110
Total deficit	(2,351,213)	(2,331,937)
Total liabilities and deficit	$6,098,160	$6,378,332

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
		(Restated)
Sales	$5,424,157	$3,198,572
Cost of sales	5,013,525	3,289,589
Gross profit	410,632	(91,017)

Operating expenses:
Selling, general and administrative	198,879	316,408
Depreciation and amortization	2,898	2,351
Bad debt expense	-	1,244
Total operating expenses	201,778	320,003
Income (loss) from operations	208,855	(411,020)

Other income (expenses):
Other income	1,275
Change in fair value of derivative liability	(232,186)	3,388,993
Interest (expense) income	(1,029)	1,021
Total other (expenses) income	(231,940)	3,390,014

(Loss) income before income taxes	(23,085)	2,978,994
Foreign taxes	5,193	1,826
Net (loss) income	(28,278)	2,977,168
Less: Net income (loss) attributable to the noncontrolling interest	106,818	(144,579)
Net (loss) income attributable to China Logistics Group, Inc.	(135,096)	3,121,747

Other comprehensive income (loss):
Foreign currency translation adjustments	4,101	45,968
Comprehensive (loss) income	$(130,995)	$3,032,479

Earnings (loss) per common share:
Basic	$(0.00)	$0.09
Diluted	$(0.00)	$0.08

Weighted average number of shares outstanding:
Basic	34,508,203	34,508,203
Diluted	34,508,203	39,008,203

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,278)	$2,977,168
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	2,898	2,351
Allowance for doubtful accounts/bad debts expenses, net	-	1,244
Change in fair value of derivative liability	232,186	(3,388,993)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	126,055	(450,590)
Increase in other receivables		(1,709,358)
(Increase) decrease in prepaid expenses and other current assets	(155,173)	9,764
(Decrease) increase in accounts payable	(768,214)	681,033
Increase (decrease) in other accruals and current liabilities	312,799	(59,251)
Decrease increase in taxes payable	(873)	(31,358)
Increase in advances to vendors	(73,698)	(218,310)
Increase (decrease) in advances from customers	417,616	(79,045)

NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	65,318	(2,265,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	10,804
Decrease in advances to related parties	103,671	129,668

NET CASH PROVIDED BY INVESTING ACTIVITIES	114,475	129,668

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in advances from related parties	14,983	85,538
Repayment of advances from related parties	(468,394)	(189,041)

NET CASH (USED IN) FINANCING ACTIVITIES	(453,411)	(103,503)

EFFECT OF EXCHANGE RATE ON CASH	8,216	5,743
NET INCREASE (DECREASE) IN CASH	(265,402)	(2,233,437)
CASH - beginning of year	1,720,838	3,156,362
CASH - end of period	$1,455,436	$922,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$35,469	$-

See notes to unaudited consolidated financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, and THREE MONTH PERIOD ENDING MARCH 31, 2010
(UNAUDITED)

	China Logistics Group, Inc. Shareholders' Equity
	Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income	Total

Balance December 31, 2008	450,000	450	34,508,203	34,508	19,229,513	(18,129,491)	(187,495)	794,886		1,742,371

Cumulative effect of a change in accounting principle - adoption of FASB ASC 825 effective January 1, 2009							(2,172,310)	(3,683,422)

Comprehensive income, net of tax:
Net (loss) income	-	-	-	-	-	2,271,210	-	(507,412)	1,763,798	1,763,798
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	8,990	8,636	17,626	17,626
Comprehensive income, net of tax:									$1,781,424
Balance December 31, 2009	450,000	$450	34,508,203	$34,508	$17,057,203	$(19,541,703)	$(178,505)	$296,110		$(2,331,937)

Comprehensive income, net of tax:
Net (loss) income	-	-	-	-	-	(135,096)	-	106,818	(28,278)	(28,278)
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	4,098	3,904	8,002	8,002
Comprehensive income, net of tax:									$(20,276)
Balance March 31, 2010	450,000	$450	34,508,203	$34,508	$17,057,203	$(19,676,799)	$(174,407)	$406,832		$(2,352,213)

See notes to unaudited consolidated financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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
•
Correct the presentation of our unaudited balance sheets, unaudited consolidated statements of income, unaudited consolidated statements of cash flows and include our unaudited statements of changes in (deficit) equity to present the financial statements after adoption of FAS 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

Following comments from the Securities and Exchange Commission (the “SEC”) and upon further review, we determined that further amendments to the March 31, 2009 financial statements included in the Company’s Form 10-K/A (Amendment No. 1) filed on September 29, 2009 were necessary including:

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
    The March 31, 2009 financial statements included in our Form 10-Q/A filed on September 29, 2009, contained errors including the treatment of common stock purchase warrants as part of equity rather than as a derivative liability.  Accordingly, our consolidated balance sheet at March 31, 2009, which is included in this report, has been restated to properly record our common stock purchase warrants that were not indexed to our stock as derivative liability. The effect of correcting these errors in our balance sheet at March 31, 2009 and income statement for the three months ended March 31, 2009 was as follows:

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

Additionally, we restated and modified the disclosure in the Consolidated Statement of Cash Flows to accurately present the indirect method of reporting cash flows from operating activities and effect of the treatment accorded the derivative liability.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Components of this restatement include:

Statement of Cash Flow Data	For the three months ended March 31, 2009
	As filed	Adjustment to Restate	Restated
Net income	(267,246)	3,244,414	2,977,168
Gain on change in fair value of derivative liability	-	(3,388,993)	(3,388,993)
Income (loss) attributable to noncontrolling interest	(144,579)	144,579	-
Net cash (used in) provided by operating activities	(2,264,345)	-	(2,264,345)

Certain amounts in Notes 5, 8 and 9 have been restated to reflect the restatement adjustments described above.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis.  Our ability to continue as a going concern is dependent upon our ability to maintain profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due and pay disgorgement to the SEC if it prevails in its case against us. The SEC is seeking disgorgement from us of $1,078,490 and this amount has not been accrued as of March 31, 2010 or December 31, 2009.  See Note 10 - Contingencies and Commitments.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Higher sales and gross margins, and lower operating expenses resulted in net operating income in the first quarter of 2010 and an improvement in our liquidity.  However, even if we are able to maintain profitable operations, funds from operations may not be sufficient to generate sufficient cash flows to fund all of our needs and we may need to raise additional working capital.  We do not have any commitments for any additional capital and both the terms of our 2008 Unit Offering which contain certain restrictive covenants and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.   We believe that our return to profitable operations and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future subject to the outcome of the SEC’s efforts to seek disgorgement from us.

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations.

The capital structure of the combined enterprise following the reverse recapitalization transaction, effective December 31, 2007 is the historical equity of the accounting acquirer (Shandong Jiajia) prior to the transaction retroactively restated to reflect the number of shares received in the transaction.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented.  While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2009 included in our Form 10-K filed with the SEC on April 15, 2010.

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

The accompanying consolidated financial statements include our accounts and the accounts of our 51% owned subsidiary, Shandong Jiajia. Inter-company transactions and balances have been eliminated in consolidation. Shandong Jiajia maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in China. Certain adjustments and reclassifications have been incorporated in the accompanying unaudited consolidated financial statements to conform to accounting principles generally accepted in the United States of America.

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
March 31, 2010

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At March 31, 2010, we had deposits of $1,446,839 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through March 31, 2010.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $1,306,614 and $1,306,403 at March 31, 2010 and December 31, 2009, respectively.

Other receivables

Other receivables at March 31, 2010 were $1,255,835 and are comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for travel expeditures which are then expensed upon conclusion of the trip and the processing of an expense report.  The components of other receivables at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009

Loans receivable	$980,849	$960,215
Deferred expense	265,904	131,366
Other	9,082	9,081
	$1,255,835	$1,100,662

Advance to Vendors

Advance to vendors consists of prepayment or deposits from us for contracted shipping arrangements that have not been used by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. This policy follows the matching principle to match the cost of revenue in the same period as when the associated revenue is earned in accordance with our revenue recognition policy. Advances to vendors totaled
$219,760 and $146,062, at March 31, 2010 and December 31, 2009, respectively.

Property and Equipment

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three month periods ended March 31, 2010 or March 31, 2009, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Accruals and other current liabilities

Accruals and other current liabilities at March 31, 2010 were $848,163 and is comprised of i) payables due to non-interest bearing payable on demand advances from unrelated parties used for working capital purposes, ii) accruals for professional fees that have not yet been billed, rent, and other operating expenses, and iii) in accrued salaries.  The components of accruals and other current liabilities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009

Loans payable	$558,003	$289,603
Accruals	246,639	193,306
Accrued salaries	43,733	52,667
	$848,375	$535,576

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $892,974 and $ 475,358, at March 31, 2010 and December 31, 2009, respectively.

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

Upon our retroactive adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to our stock as prescribed by ASC 815.  Retroactively effective January 1, 2009, the warrants, under ASC 815, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period, we record the change in fair value of derivative liability in order to mark to market increase or decrease in fair value of the warrants during the periods presented.

The Company determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants		Class B Warrants
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Dividend Yield	0%	0%	0%	0%
Volatility	284%	284%	284%	284%
Risk Free Rate	1.60%	1.43%	1.60%	1.43%
Expected Term	3.08	3.33	3.08	3.33
Asset Price	$0.09	$0.08	$0.09	$0.08
Exercise Price	$0.35	$0.35	$0.50	$0.50

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Foreign Currency Translation                                                      `

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

Unless otherwise noted, the rate presented below per U.S. $1.00 the interbank rate as quoted by OANDA Corporation ( www.oanda.com ) contained in our consolidated financial statements.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	March 31, 2010	March 31, 2009
Balance sheet	6.83610	6.84560

Statement of operations	6.83603	6.84658

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

The Company periodically reassesses the validity of its conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the March 31, 2010 and 2009 did not have any impact on its results of operations, financial conditions or liquidity.

Noncontrolling Interest

Noncontrolling interests in our subsidiaries are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

	Three Months Ended March 31,
	2010	2009
		(Restated)
Numerator:
Net (loss) income applicable to common stockholders (A)	$(134,884)	$3,121,747

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	34,508,203	34,508,203
Denominator for diluted earnings per share
Treasury stock method
Stock purchase warrants issued to Mr. Chen	-
Warrants	-
Series B preferred – unconverted	-	4,500,000
Series A and B preferred	-
	-
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	34,508,203	39,008,203
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$0.00	0.09
Earnings (loss) per share- diluted (A)/(C)	$0.00	0.08

Potentially issuable shares at March 31, 2010 and 2009 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three Months Ended March 31,
	2010	2009
Stock purchase warrants to Mr. Chen	2,000,000	2,000,000
Warrants	117,500	117,500
Class A and B warrants	31,558,500	31,558,500
Series B convertible preferred stock	4,500,000	-
	38,176,000	33,676,000

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	Useful Lives	March 31, 2010	December 31, 2009

Computer equipment	4 years	$37,246	$37,246
Furniture and equipment	4-5 years	90,547	101,351
		127,793	138,597
Less: accumulated depreciation		(101,747)	(98,849)
		$26,046	$39,748

For the three months ended March 31, 2010, and 2009, depreciation expense totaled $2,898 and $2,351, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2010 and December 31, 2009, 450,000 Series B convertible preferred stock remain issued and outstanding.

At March 31, 2010 and December 31, 2009, no Series A convertible preferred stock was issued and outstanding.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible as follows:

One share of Series A Convertible Preferred Stock converts into 2.5 shares of common stock

One share of Series B Convertible Preferred Stock converts into 10 shares of common stock

Common Stock

We did not issue any common shares during the three months ended March 31, 2010 and 2009.

Common Stock Purchase Warrants issued to Mr. Wei Chen, Chairman and Chief Executive Officer

A summary of our the common stock warrant activity with Mr. Chen during the three month periods ended March 31, 2010 is as follows:

	No. of Shares Underlying warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,000,000	$0.30	1.75	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2010	2,000,000	$0.30	1.75	$-

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the three month periods ended March 31, 2009 is as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2009	33,563,500	$0.42
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2010	33,563,500	$0.42

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

NOTE 8 – RELATED PARTIES

DUE FROM RELATED PARTIES

On March 31, 2010 and December 31, 2009, we held a due from related party in the amount of $343,358 and $447,032, respectively, which reflected advances due from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  The loans were unsecured, non-interest bearing and repayable on demand.

DUE TO RELATED PARTIES

The following advances from related parties are used for working capital and are all unsecured, non-interest bearing and repayable on demand.

On March 31, 2010 and December 31, 2009, due to related parties consisted of the following:

	March 31, 2010	December 31, 2009

Due to Xiangfen Chen	124,854	$109,871
Due to Bin Liu	69,848	99,381
Due to Tianjin Sincere Logistics Co., Ltd	121,113	559,974
Due to China Direct Industries, Inc.	45,000	45,000
	$360,815	$814,226

Xiangfen Chen is the general manager of Shangdong Jiajia Xiamen branch. Bin Liu is the general manager of Shangdong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd. China Direct Industries, Inc. is a beneficial owner of more than 10% of our outstanding common shares.  The loans were unsecured, non-interest bearing and repayable on demand. Shangdong Jiajia used the funds for general working capital.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by operating region for the three months ended March 31,2010.

	Revenues	Assets

United States	$--	$8,597
People’s Republic of China	5,424,157	6,089,566
Totals	$5,424,157	$6,098,163

The table below presents information by operating region for the three months ended March 31, 2009.

	Revenues	Assets
	(Restated)	(Restated)
United States	$--	$62,368
People’s Republic of China	3,198,572	6,315,964
Totals	$3,198,572	$6,378,332

NOTE 10 – CONTINGENCIES AND COMMITMENTS

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

We have filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, the Magistrate Judge ordered the parties to submit proposed findings of fact and conclusions of law for her consideration.  Thereafter, the Magistrate Judge will issue a report and recommendation to the District Court Judge for his consideration in making a final ruling on the SEC’s motion for disgorgement. The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of March 31, 2010 or December 31, 2009 as we have objected to the SEC’s motion and we cannot determine that it would be probable that a final judgment would be to our detriment.

The amount sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of March 31, 2010 or December 31, 2009 as we have objected to the SEC’s motion and we cannot determine that it would be probable that a final judgment would be to our detriment.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Rent expense from our office leases for the three months ended March 31, 2010 was approximately $29,000.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Period Ended December 31, 2010	95,000
Period Ended December 31, 2011	26,000
Period Ended December 31, 2012	22,000
Period Ended December 31, 2013	22,000
Period Ended December 31, 2013	22,000
Thereafter	--
$187,000

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before our financial statements were available through May 24, 2010 to determine if they must be reported. Our management determined that the following items are reportable subsequent events to be disclosed.

During April 2010 we issued 2,000,000 shares of our common stock to China Direct Investments, Inc. as a compensation for consulting services they provided to us in connection with management, accounting, and reporting services they provide.
Also during April 2010, we issued 2,000,000 shares of our common stock to Mr. Wei Chen, our Chief Executive Officer, and issued 1,000,000 shares of our common stock to Mr. Hui Liu, a member of our Board of Directors.

In connection with China Logistics Group, Inc.’s 2008 Unit Offering, we issued two classes of five year common stock purchase warrants to purchase 31,558,500 shares of common stock: 16,445,500 Class A warrants were exercisable at $0.35 per share, and 15,113,000 Class B warrants were exercisable at $0.50 per share. The subscription agreement for this offering and the warrants both provided that while the purchasers own any securities sold in the offering, such securities are subject to anti-dilution protections afforded to the purchasers in the event of corporate events such as stock splits and dividends. In addition, under the terms of the subscription agreement for this offering in the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $0.25, or less than the exercise price per warrant share which is $0.35 and $0.50 for Class A warrants and Class B warrants, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants. This provision is commonly referred to as a Most Favored Nations provision.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Also under the terms of the 2008 Unit Offering we were required to register the shares of our common stock which are issuable upon the exercise of the warrants issued in the offering.  While we filed the registration statement and obtained effectiveness on March 30, 2010, we did not achieve such result within the prescribed period of time as we were required to cause the registration statement to be declared effective by the Securities and Exchange Commission within 180 days from the closing date of the offering.  As a result, we were subject to registration rights penalties in the form of liquidated damages of $1,597,000 which was initially accrued as a liability during the three months ended September 30, 2008.

During May, 2010 we entered into an Amendment to Subscription Agreement and Common Stock Purchase Warrant with the holders of certain of the investors in the 2008 Offering who hold Class A warrants to purchase 16,445,500 shares of our common stock and Class B warrants to purchase 15,113,000 shares of our common stock. This amendment deleted the following provisions from the subscription agreement and the warrants: a) Failure to Make Timely Filings, b) Non-Registration Events (waiving all rights to liquidated damages), and c) Most Favored Nation Provision (waiving all rights to price adjustments based on future sales of common stock or common stock purchase warrants).  The warrant-holders agreed to this amendment in exchange for a reduction in the exercise price of both Class A $0.35 per share to $0.20 per share and Class B warrants from $0.50 per share to $0.20 per share through the remaining term of the warrants.  All warrants issued and sold in the offering participated in this modification and accordingly this amendment impacts all warrants issued in connection with the 2008 Unit Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on April 15, 2010.

We maintain our financial records and report on a calendar year basis, as such the three month period ending March 31, is our first quarter. The year ended December 31, 2009 is referred to as “2009”, the year ended December 31, 2010 is referred to as “2010”, and the coming year ending December 31, 2011 is referred to as “2011”, the quarter ending March 31, 2010 is referred to as the “first quarter of 2010,” the quarter ending March 31, 2009 is referred to as the “first quarter of 2009.”.

OVERVIEW

All of our business and operations are conducted in China though our subsidiary, Shandong Jiajia.  Shandong Jiajia acts as an agent for international freight and shipping companies. Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China. We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.  Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang.  We coordinate with agents in North America, Europe, Australia, Asia, and Africa.

Outlook

Our revenues for the first quarter of 2010 increased as compared to the first quarter of 2009 as a result of the increased global demand for Chinese-sourced exports to other countries. We face a number of challenges in growing our business to historical levels we acheived in 2008 but witnessed improvement in both gross margins and operating margins during the current quarter.  Along with increased sales we improved our gross profit margins to 8% in the first quarter of 2010 compared to gross loss margin of (3%) in the same period in 2009.  Our operating expenses were 4% of our sales which were more in line as a percentage of sales resulting in operating income of $209,000 in the first quarter of 2010 compared to an operating loss of $411,000 in the same period in 2009.  We cannot foresee when exports from China will return to 2008 levels, but we foresee a gradual recovery in 2010 from the economic slowdown and its impact on our business during 2009.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	$ Change	% Change
		(Restated)
Sales	$5,424,157	$3,198,572	$2,225,585	70%
Cost of Sales	5,013,525	3,289,589	1,723,936	52%
Gross (Loss) Profit	410,632	(91,017)	501,649	551%
Total Operating Expenses (Income)	201,778	320,003	(118,225)	(37)%
Income (Loss) from Operations	208,854	(411,020)	619,875	151%
Total Other Income	(231,940)	3,390,014	(3,621,954)	(107)%
Net Income (loss)	(28,278)	2,977,168	(3,005,446)	(101)%
Net Income (loss) attributable to China Logistics Group, Inc.	$(135,096)	$3,121,747	$(3,256,843)	(104)%

OTHER KEY INDICATORS

	Three Months Ended March 31,
	2010	2009
		(Restated)
Cost of sales as a percentage of sales	92%	103%
Gross profit as a percentage of sales	8%	(3)%
Total operating expenses (income) as a percentage of sales	4%	10%

Sales

Sales for the first quarter of 2010 increased 70% compared to the first quarter of 2009 due to stronger demand for Chinese sourced raw material and finished goods and higher exports from China which directly create a higher demand for the services we provide.

Cost of Sales and Gross Profit

Cost of sales increased 52% compared to the first quarter of 2009 due to a 70% increase in sales.  Cost of sales as a percentage of sales decreased to 92% in the first quarter of 2010 from 103% for the first quarter of 2009.  This decrease was mainly due to lower average shipping costs resulting from higher shipping and sales volumes and efforts in cutting controllable costs of sales.  In the first quarter of 2009 we reported a negative gross profit which was primarily the result of the significant decline in sales in that period which resulted in higher shipping costs due to lower shipping volumes.

Total Operating Expenses

Operating expenses decreased 37% compared to the first quarter of 2009 primarily due to a decrease of $118,000 in selling, general, and administrative expenses which primarily included a $93,000 decrease in professional fees associated with SEC regulatory compliance and a $15,000 decrease in rent expense as a result of efforts to align our expenses with our expected revenues.

Total Other Income (Expenses)

Total other income (expense) consists of interest expense, change in fair value of derivative liability, and miscellaneous other income. Total other income in the first quarter of 2010 represented the impact of the change in fair value of derivative liability resulting in a loss of $232,000 in the first quarter of 2010 compared to a gain of $3.4 million in the first quarter of 2009 due to changes in fair values of common stock purchase warrants requiring derivative liability accounting treatment.  These gains and losses are non-cash items associated with the value of the warrants we issued in our 2008 unit offering.  In May 2010 we entered into agreements with the warrant holders to modify the terms of the instruments which will eliminate derivative accounting in future periods.  See "Note 11 – Subsequent Events" included in this report.

Foreign Taxes

Foreign taxes for the first quarter of 2010 increased $3,367, compared to the same period in 2009 due to higher income generated in China. We did not generate revenues in the U.S. in any period presented and only incurred corporate and non-cash expenses and therefore have a net loss carry-forward for U.S. tax purposes.

Net Income (Loss)

Net loss of $28,278 in the first quarter of 2010 decreased $3.0 million compared to net income of $3.0 million in the first quarter of 2009 primarily due to the non-cash loss from the change in fair value of our derivative liability in the first quarter of 2010 and the absence of the non-cash gain from the change in fair value of derivative liability in the first quarter of 2009.  Excluding the impact of this non-cash gain/loss, we would have shown a net income of $0.2 million for the first quarter of 2010 compared to a net loss of $0.4 million for the first quarter of 2009. The improvement was primarily due to an increase in sales resulting in a higher gross profit and the decrease in professional fees associated with SEC regulatory compliance.

Net Income (Loss) Attributable to China Logistics Group, Inc.

Our net income (loss) attributable to China Logistics Group, Inc. consists of net income (loss) less the net income (loss) attributable to the non-controlling interest holders of Shandong Jiajia. The noncontrolling interest holders have claim to 49% of the net income or loss of Shandong Jiajia. During the first quarter of 2010 Shandong Jiajia recognized net income of $217,995 and we attributed $106,818 of this amount to noncontrolling interest holders.  During the first quarter of 2009 Shandong Jiajia recognized net loss of $295,060 and we attributed $144,579 of the total net loss to the noncontrolling interest holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At March 31, 2010, we had working capital of $389,648 compared to $163,820 at December 31, 2009.  This increase was due primarily to a paydown of $768,000 in accounts payable which was partially offset by a decrease in cash of $265,000 and decrease in accounts receivable of $126,000 during the first quarter of 2010.  Cash at March 31, 2010 was $1,455,436, down from $1,720,838 at December 31, 2009.

Higher sales, higher gross margins, and lower operating expenses as a percentage of sales resulted in net operating income.  If we are able to maintain sales at current levels and control costs as a percentage sales our liquidity will improve.

If these trends do not continue during the balance of 2010 or in the event the SEC prevails in its motion to seek disgorgement from us in the amount of $1.1 million, we may need to raise additional working capital.  See Note 10 – Contingencies and Commitments included in this report. As of March 31, 2010 we have not accrued the disgorgement sought by the SEC and we do not have sufficient funds available to pay this amount should the Court rule in the SEC’s favor. We do not have any commitments for any additional capital and have been relying on advances from related parties to supplement our working capital needs.  Both the terms of our 2008 Unit Offering which contain certain restrictive covenants, our operating results, the risk of having to pay disgorgement to the SEC and the uncertainty of the capital markets could hinder our efforts. If it is necessary for us to raise additional working capital there are no assurances such funds will be available to us.

Net cash provided by operating activities in the first quarter of 2010 totaled $65,529. The cash inflows mainly consisted of an increase in advance from customers of $418,000, an increase in other accruals and current liabilities of $313,000, a decrease in accounts receivable of $126,000 and the adjustment of non-cash loss in change of fair value of derivative liability of $232,000, which were partially offset by a decrease in accounts payable of $768,000, an increase in prepaid expense and other current assets of $155,000.

In the first quarter of 2009 net cash used in operating activities totaled $2,265,345 and were mainly comprised of an increase in other receivables of $1,709,000, an increase in advance to vendors of $218,000, an increase in accounts receivable of $451,000 and a non-cash gain of $3.4 million resulting from the change in fair value of derivative liabilities. These cash outflows were partially offset by net income of $2,977,000, and an increase in accounts payable of $681,000.

Cash provided by investing activities in the first quarter of 2010 totaled $114,475, which was comprised of a decrease in advance to related parties of $103,671 and proceeds from sales of fixed assets of $10,804.

Cash provided by investing activities in the first quarter of 2009 amounted to $129,668, comprised of repayment of advance to related parties.

Cash used in financing activities during the first quarter of 2010 in the amount of $453,441 was comprised repayment of advances from related parties of $468,394 partially offset by an increase in advances from related parties of $14,983.

Cash used in financing activities in the first quarter of 2009 was $103,503, comprised of repayment to advances from related parties of $189,041 partially offset by an increase in advances from related parties of $85,538.

The net impact on our cash flow of cash advances to and from related parties was $349,740 of cash used during the first quarter of 2010 compared to $26,165 of cash provided during the first quarter of 2009.

We maintain cash balances in the United States and China. At March 31, 2010 and December 31, 2009, our cash by geographic area was as follows:

	March 31, 2009		December 31, 2009
United States	$8,597	.6%	$10,755	1%
China	1,446,839	99.4%	1,710,083	99%
	$1,455,436	100%	$1,720,838	100%

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

The following tables provide certain comparative information based on our consolidated balance sheets at March 31, 2010 as compared to December 31, 2009:

	March 31, 2010	December 31, 2009	Increase/ Decrease	% Change
		(Restated)
Cash	$1,455,436	$1,720,838	$(265,402)	(15)%
Accounts receivable, net	2,797,725	2,923,990	(126,265)	(4)%
Advance to vendors	219,760	146,062	73,698	50%
Other Receivables	1,255,835	1,100,662	155,173	14%
Due from related parties	343,358	447,032	(103,674)	(23)%
Total current assets	6,072,114	6,338,584	(266,470)	(4)%

Accounts payable – trade	1,965,606	2,733,820	(768,214)	(28)%
Accrued registration rights penalty	1,597,000	1,597,000	-	0%
Other accruals and current liabilities	848,375	535,576	312,799)	58%
Advances from customers	892,974	475,358	417,616	88%
Due to related parties	360,815	814,226	(453,411)	(56%
Foreign tax payable	17,912	18,784	(872)	(5%
Total current liabilities	5,682,682	6,174,764	(492,083)	(8)%

Total current assets decreased 4% at March 31, 2010 from December 31, 2009 due to a $265,000 decrease in cash, a decrease in accounts receivable of $126,000, a decrease in due from related parties of $104,000, which were partially offset by an increase in other receivables of $155,000 and an increase in advance to vendors of $74,000.

Total current liabilities decreased 8% at March 31, 2010 from December 31, 2009 due to a decrease in trade accounts payable of $768,000, a decrease in due to related parties of $453,000, which were partially offset by an increase in advances from customers of $418,000 and an increase in other accruals of $313,000.

Other receivables as of March 31, 2010 were of $1,255,835 increased $155,173 from December 31, 2010.  Our other receivables primarily consisted of loans to our strategic partners and customers, insurance proceeds for covered carriage, packing fees, deferred expenses, and other miscellaneous receivables. As of March 31, 2010 $981,000 of our other receivables or 78% were related to non-interest bearing, payable on-demand loans receivable from our strategic partners and customers.  Since 2007, from time to time Shandong Jiajia has lent funds for working capital to approximately 10 different customers and strategic partners who refer us business who are not related parties.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans to build long-term relationships, encourage continued business, and benefit from additional referral business.  The decision to make these loans is made by our either Mr. Chen or Mr. Liu, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.

We follow the guidance of Accounting Standards Codification (ASC) Topic 605 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

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

Due from/to Related Parties

From time to time we have advanced funds to related parties for working capital purposes.  At March 31, 2010 due from related parties consisted of $343,358 due us from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, a decrease of $103,674 from December 31, 2009.   The loan which was provided in 2005 is unsecured, non-interest bearing and payable on demand.

In addition, from time to time we obtain advances from related parties for working capital purposes.  These amounts are non-interest bearing and due on demand.  Due to related parties decreased to $360,815 at March 31, 2010 from $814,226 at December 31, 2009, which reflects repayments and new advances during the first quarter of 2010 as described below.  At March 31, 2010 due to related parties included:

•	$125,000 owed to Xiangfen Chen, general manager of our Xiamen branch, an increase of $15,000 from December 31, 2009,
•	$70,000 owed to Mr. Bin Liu, the manager of our Tianjin branch, a decrease of $30,000 from December 31, 2009,
•	$121,000 owed to Tianjin Sincere, a company of which Mr. Bin Liu is a 90% owner, a decrease of $439,000 from December 31, 2009, and
•	$45,000 owed to China Direct Industries, Inc., a principal shareholder, no change from December 31, 2009.

Commitments

Rent expense from our office leases for the first quarter of 2010 was $26,000.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

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

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	our ability to continue as a going concern;
•	risks from Securities and Exchange Commission litigation;
•	the loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements;
•	our dependence upon advisory services provided by a U.S. company due to our management’s location in the PRC;
•	Our reliance on overseas cargo agents to provide services to us and to our customers;
•	Significant credit risks in the operation of our business;
•	Difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws;
•	Fluctuation in the value of the renminbi (rmb) ;
•	Substantially all of our assets and all of our operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government;
•	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
•	A slowdown in the Chinese economy or an increase in its inflation rate;
•	Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem;
•	Restrictions on currency exchange;
•	Chinese laws and regulations governing our business operations are sometimes vague and uncertain and the effects of any changes in such laws and regulations;
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC;
•	The dilutive effects of an exercise of our outstanding warrants and the possible conversion of our Series B Convertible Preferred stock;
•
Our lack of various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters;

•	The impact of “penny stock” status and lack of liquidity of our stock which currently trades and is quoted on the OTC bulletin board; and
•	The impact of the cashless exercise provisions of our outstanding warrants.

These factors are discussed in greater detail under Item 1. Description of Business-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010.

Based on this evaluation we concluded that as of March 31, 2009 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant's financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Remediation of Material Weakness in Internal Control

We believe the remediation actions set forth in our Annual Report of Form 10-K for the year ended December 31, 2009 will be sufficient to remediate the material weaknesses described above.  Furthermore, through continued training and improved retention of qualified accounting staff, a better awareness of the importance of such controls and procedures has been achieved.  However, a substantial improvement needs to be made throughout the remainder of 2010 in order to achieve our overall remediation target and objectives.

As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge in this case on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, the Magistrate Judge ordered the parties to submit proposed findings of fact and conclusions of law for her consideration.  Thereafter, the Magistrate Judge will issue a report and recommendation to the District Court Judge for his consideration in making a final ruling on the SEC’s motion for disgorgement. We do not know when a ruling will be made in this case. The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of March 31, 2010 or December 31, 2009 as we cannot determine that it would be probable that a final judgment would be to our detriment.

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

ITEM 1A.  RISK FACTORS.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 7, 2010 we issued 2,000,000 shares of our common stock valued at $200,000 to China Direct Investments, Inc. as compensation for consulting services they provided to us in connection with management, accounting, and reporting services they provide to us. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 7, 2010, we issued 2,000,000 shares of our common stock valued at $200,000 to Mr. Wei Chen, our Chief Executive Officer, and 1,000,000 shares of our common stock valued at $100,000 to Mr. Hui Liu, a member of our Board of Directors as compensation for services performed. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

In connection with China Logistics Group, Inc.’s 2008 Unit Offering, we issued two classes of five year common stock purchase warrants to purchase 31,558,500 shares of common stock: 16,445,500 Class A warrants were exercisable at $0.35 per share, and 15,113,000 Class B warrants were exercisable at $0.50 per share. The subscription agreement for this offering and the warrants both provided that while the purchasers own any securities sold in the offering, such securities are subject to anti-dilution protections afforded to the purchasers in the event of corporate events such as stock splits and dividends. In addition, under the terms of the subscription agreement for this offering in the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $0.25, or less than the exercise price per warrant share which is $0.35 and $0.50 for Class A warrants and Class B warrants, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants. This provision is commonly referred to as a Most Favored Nations provision.

Also under the terms of the 2008 Unit Offering we were required to register the shares of our common stock which are issuable upon the exercise of the warrants issued in the offering.  While we filed the registration statement and obtained effectiveness on March 30, 2010, we did not achieve such result within the prescribed period of time as we were required to cause the registration statement to be declared effective by the Securities and Exchange Commission within 180 days from the closing date of the offering.  As a result, we were subject to registration rights penalties in the form of liquidated damages of $1,597,000 which was initially accrued as a liability during the three months ended September 30, 2008.

During May, 2010 we entered into an Amendment to Subscription Agreement and Common Stock Purchase Warrant with the holders of the investors who hold the Class A warrants and the Class B warrants.  This amendment deleted the following provisions from the subscription agreement and the warrants: a) Failure to Make Timely Filings, b) Non-Registration Events (waiving all rights to liquidated damages), and c) Most Favored Nation Provision (waiving all rights to price adjustments based on future sales of common stock or common stock purchase warrants).  The warrant-holders agreed to this amendment in exchange for a reduction in the exercise price of both Class A $0.35 per share to $0.20 per share and Class B warrants from $0.50 per share to $0.20 per share through the remaining term of the warrants.  All warrants issued and sold in the offering participated in this modification and accordingly this amendment impacts all warrants issued in connection with the 2008 Unit Offering.  In addition, during the three months ended June 30, 2010 we will reverse the accrual of $1,597,000 for the registration rights penalty and recognize a gain in this amount.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
4.4	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*             filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LOGISTICS GROUP, INC.

Date: May 24, 2010	/s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer (principal executive officer)

Date: May 24, 2010	/s/ Yuan Huang
Yuan Huang, Chief Financial Officer (principal financial and accounting officer)