Form 10-Q
period 2010-06-30
China Logistics Group Inc
filed 2010-08-16
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

COMMISSION FILE NUMBER: 000-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23F. Gutai Beach Building No. 969 Zhongshan Road (South), Shanghai, China	200011
(Address of principal executive offices)	(Zip Code)

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
☑Yes ☐No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes  ☐No

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
☐Yes  ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,508,203 shares of common stock are issued and outstanding as of August 12, 2010.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

We maintain our web site at www. chinalogisticsinc.com. Information on this web site is not a part of this report

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

The terms are used in this report:

	“China Logistics,” “we,” “us,” “our,” the company,” and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as mediaReady, Inc., and its subsidiary,


“Shandong Jiajia” refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang,

	“China” or the “ PRC” refers to the People’s Republic of China, and

	“RMB” refers to the renminbi, which is the currency of mainland PRC of which the yuan is the principal currency.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current assets:
Cash	$1,078,577	$1,720,838
Accounts receivable, net	3,257,683	2,923,990
Other Receivables	1,435,692	1,100,662
Advance to vendors and other prepaid expenses	210,782	146,062
Due from related parties	464,689	447,032
Total current assets	6,447,423	6,338,584
Property and equipment, net	25,052	39,748
Total assets	$6,472,475	$6,378,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	2,756,601	2,733,820
Accrued registration rights penalty	1,597,000	1,597,000
Other accruals and current liabilities	683,020	535,576
Advances from customers	771,244	475,358
Due to related parties	411,237	814,226
Foreign tax payable	18,555	18,784
Total current liabilities	6,237,657	6,174,764
Derivative liability	-	2,535,505
Total liabilities	6,237,657	8,710,269

Equity:
China Logistics Group, Inc. shareholders' equity
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock - 450,000 issued and
outstanding at June 30, 2010 and December 31, 2009	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 39,508,203 and
34,508,203 shares issued and outstanding at June 30, 2010 and December 31, 2009	39,508	34,508
Additional paid-in capital	20,498,979	17,057,203
Accumulated deficit	(20,453,837)	(19,541,703)
Accumulated other comprehensive loss	(169,902)	(178,505)
Total China Logistics Group, Inc. shareholders' equity (deficit)	(84,802)	(2,628,047)
Noncontrolling interest	319,620	296,110
Total equity	234,818	(2,331,937)
Total liabilities and equity	$6,472,475	$6,378,332

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Restated	Unaudited	Restated
Sales	$5,788,599	$4,607,989	$11,212,756	$7,806,561
Cost of sales	5,755,453	4,293,127	10,768,978	7,582,716
Gross profit	33,146	314,862	443,778	$223,845

Operating expenses:
Selling, general and administrative	676,080	201,880	874,959	518,288
Depreciation and amortization	2,248	4,735	5,146	7,085
Bad debt expense (recovery of bad debt)	-	-	-	1,244
Total operating expenses	678,328	206,615	880,105	526,617
(Loss) income from operations	(645,182)	108,247	(436,327)	(302,772)

Other income (expenses):

Realized exchange gain (loss)	-	35,957	-	35,957
Other income	(69,427)	-	(68,152)	-
(Loss) gain on change in fair value of derivative liability	(214,873)	(5,293)	(447,059)	3,383,700
Interest (expense) income	(2,253)	(210)	(3,282)	813
Total other (expenses) income	(286,553)	30,454	(518,493)	3,420,470

(Loss) income before income taxes	(931,350)	138,701	(954,821)	3,117,698
Foreign taxes	5,615	6,314	10,808	8,140
Net (loss) income	(937,350)	132,387	(965,629)	3,109,558
Less: Net income (loss) attributable to the noncontrolling interest	122,031	72,670	15,213	(71,909)
Net (loss) income attributable to China Logistics Group, Inc.	$(1,059,381)	$59,717	$(980,841)	$3,181,467

Earnings (loss) per common share:
Basic	$(0.03)	$0.00	$(0.02)	$0.09
Diluted	$(0.03)	$0.00	(0.02)	$0.08

Weighted average number of shares outstanding:
Basic	38,815,895	34,508,203	36,673,949	34,508,203
Diluted	38,815,895	39,008,203	36,673,949	39,008,203

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	Unaudited	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(965,629)	$3,109,558
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	5,146	7,085
Allowance for doubtful accounts/bad debts expenses, net	5,488	1,244
Change in fair value of derivative liability	447,059	(3,383,700)
Stock based compensation	464,000
Changes in assets and liabilities:
(Increase) in accounts receivable	(339,180)	(502,824)
(Increase) decrease in prepaid expenses and other current assets	(335,030)	(136,762)
Increase in accounts payable	22,781	57,614
Increase in other accruals and current liabilities	147,444	260,601
Decrease increase in taxes payable	(229)	(25,331)
Increase in advances to vendors	(64,720)	(134,513)
Increase (decrease) in advances from customers	295,886	(97,435)
NET CASH (USED IN) OPERATING ACTIVITIES	(316,984)	(844,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term loan receivable	-	(1,614,000)
Repayment of Loans Receivable	-	1,614,000
Advances to related parties	(17,657)	(418,062)
Collection of repayments of advances to related parties	-	131,410
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(17,657)	(286,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(402,989)	552,886
Repayment of advances from related parties	-	(191,118)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(402,989)	361,768

EFFECT OF EXCHANGE RATE ON CASH	95,369	8,454
NET (DECREASE) IN CASH	(642,261)	(760,893)
CASH - beginning of year	1,720,838	3,156,362
CASH - end of year	$1,078,577	$2,395,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$6,767	$31,361

See notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai and Xiamen with two additional offices in Lianyungang and Rizhao. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, and Regional Container Lines.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Accordingly, our consolidated balance sheet at June 30, 2009, which is included in this report, has been restated to properly record our common stock purchase warrants that were not indexed to our stock as derivative liability. The effect of correcting these errors in our balance sheet at June 30, 2009, our income statement for the three and six months ended June 30, 2009, and statements of cash flows for the six months ended June 30, 2009 was as follows:

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

Additionally, we have restated and modified the disclosure in the Consolidated Statement of Cash Flows to accurately present the indirect method of reporting cash flows from operating activities and effect of the treatment accorded the derivative liability on cash flows in operating activities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Certain amounts in Notes 5 have been restated to reflect the restatement adjustments described above.

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis.  Our ability to continue as a going concern is dependent upon our ability to maintain profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due and pay disgorgement to the SEC if it prevails in its case against us. The SEC is seeking disgorgement from us of $1,078,490 and this amount has not been accrued as of June 30, 2010 or December 31, 2009.  See Note 10 - Contingencies and Commitments.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Higher sales in the first six months of 2010 and gross margins in the first three months of 2010, and lower operating expenses resulted in net operating income in the first six months of 2010 and an improvement in our liquidity.  However, our profit margins continue to fluctuate and even if we are able to maintain profitable operations, funds from operations may not be sufficient to generate sufficient cash flows to fund all of our needs and we may need to raise additional working capital.  We do not have any commitments for any additional capital and the overall softness of the capital markets could hinder our efforts. In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.   We believe that our return to profitable operations and, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future subject to the outcome of the SEC’s efforts to seek disgorgement from us.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the six month periods ended June 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC’s rules and regulations.

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

Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.

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
June 30, 2010

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in China. At June 30, 2010, we had deposits of $ 1,078,577 in banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in China are not insured. We have not experienced any losses in such bank accounts through June 30, 2010.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $ 1,311,891 and $1,306,403 at June 30, 2010 and December 31, 2009, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Other receivables

Other receivables at June 30, 2010 were $ 1,435,692 and are comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report.  The components of other receivables at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	Unaudited
Loans receivable	$1,082,552	$960,215
Deferred expense	101,129	131,366
Other	252,011	9,081
	$1,435,692	$1,100,662

Advance to Vendors

Advance to vendors consists of prepayment or deposits from us for contracted shipping arrangements that have not been used by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. This policy follows the matching principle to match the cost of revenue in the same period as when the associated revenue is earned in accordance with our revenue recognition policy. Advances to vendors totaled $210,782 and $146,062, at June 30, 2010 and December 31, 2009, respectively.

Property and Equipment

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed. There was no impairment recognized for the three month periods ended June 30, 2010 or June 30, 2009, respectively.

Other Accruals and current liabilities

Accruals and other current liabilities at June 30 , 2010 were $683,020 and is comprised of i) payables due to non-interest bearing payable on demand advances from unrelated parties used for working capital purposes, ii) accruals for professional fees that have not yet been billed, rent, and other operating expenses, and iii) in accrued salaries.  The components of accruals and other current liabilities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	Unaudited
Loans payable	$394,877	$289,603
Accruals	243,309	193,306
Accrued salaries	44,834	52,667
	$683,020	$535,576

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $ 771,244 and $ 475,358, at June 30, 2010 and December 31, 2009, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Modification of Derivative Liability

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

In order to enhance our balance sheet by treating the warrants as equity rather than a derivative liability, we entered into an amendment with the original subscribers to waive the most favored nations provision from the subscription agreement. The amendment also included a one-time reduction in the exercise price of the warrants from $0.5 or $0.35 per share to $0.20 per share. To date all warrant holders covering all outstanding warrants (16,445,500 Class A warrants and 15,113,000 Class B warrants) have agreed to this amendment, As a result of this amendment, we treated this reduction in exercise price prospectively as a modification of terms and an exchange of the original equity instrument, and valued this exchange as an increase in additional paid in capital – warrants, as described in FASB ASC paragraph 718-20-35-3 “Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.” We believe this amendment closely ties the exercise price of the warrants to the fluctuations of our common stock price, or indexed to our stock, and therefore makes them eligible for the scope exception provided under paragraph 11(a) of SFAS 133 (FASB ASC 815-10-15-74), and to be classified as equity.

As a result of the fore-mentioned amendment and the reduction in exercise price, we reclassified $2,982,776 from derivative liability to additional paid in capital – warrants and recognized other expenses – betterment of warrants of $68,643 and loss on change in fair value of derivative liability of $146,442 for the three months ended June 30, 2010.

We determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants		Class B Warrants
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	Unaudited		Unaudited
Dividend Yield	0%	0%	0%	0%
Volatility	244%	284%	244%	284%
Risk Free Rate	1.00%	1.43%	1.00%	1.43%
Expected Term	2.84	3.33	2.84	3.33
Asset Price	$0.10	$0.08	$0.10	$0.08
Exercise Price	$0.20	$0.35	$0.20	$0.50

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Foreign Currency Translation`

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

Unless otherwise noted, the rate presented below per U.S. $1.00 the interbank rate as quoted by OANDA Corporation (www.oanda.com ) contained in our consolidated financial statements.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	June 30, 2010	June 30, 2009
Balance sheet	6.8086	6.8448

Statement of operations	6.8347	6.8432

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

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the March 31, 2010 and 2009 did not have any impact on our results of operations, financial condition or liquidity.

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
June 30, 2010

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Under the provisions of SFAS 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in our income , subject to anti-dilution limitations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Unaudited	Unaudited	Unaudited	Unaudited
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(1,059,381)	$59,717	$(980,841)	$3,181,467

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	38,815,895	34,508,203	36,673,949	34,508,203
Denominator for diluted earnings per share
Series B preferred stock - unconverted	-	4,500,000	-	-
Denominator for diluted earnings (loss) per share:
adjusted weighted average shares outstanding (C)	38,815,895	39,008,203	36,673,949	34,508,203
Basic and diluted earnings per common share:
Earnings (loss) per share- basic (A)/(B)	$(0.03)	$0.00	$(0.02)	$0.09
Earnings (loss) per share- diluted (A)/(C)	$(0.03)	$0.00	$(0.02)	$0.08

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Potentially issuable shares at June 30, 2010 and 2009 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Warrants issued to Mr. Wei Chen	2,000,000	2,000,000
Warrants	5,000	5,000
Class A and B warrants	31,558,500	31,558,500
Series B convertible preferred stock	4,500,000	4,500,000
	38,063,500	38,063,500

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	Useful Lives	June 31, 2010	December 31, 2009
		Unaudited
Computer equipment	4 years	$37,246	$37,246
Furniture and equipment	4-5 years	91,802	101,351
		129,048	138,597
Less: accumulated depreciation		(103,995)	(98,849)
		$25,052	$39,748

For the six months ended June 30, 2010, and 2009, depreciation expense totaled $5,146 and $7,085, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2010 and December 31, 2009, 450,000 Series B convertible preferred stock remain issued and outstanding.

At June 30, 2010 and December 31, 2009, no Series A convertible preferred stock was issued and outstanding.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible as follows:

One share of Series A Convertible Preferred Stock converts into 2.5 shares of common stock

One share of Series B Convertible Preferred Stock converts into 10 shares of common stock

Common Stock

On April 7, 2010, pursuant to the Consent of the Board of Directors, we issued 2,000,000 shares of our common stock to Mr. Wei Chen, our CEO, valued at $200,000 as an incentive bonus and 1,000,000 shares of our common stock to Mr. Hui Liu, our director, valued at $100,000, as an incentive bonus.

On April 14, pursuant to the Consent of the Board of Director, we issued 2,000,000 shares of our common stock to China Direct Investments, Inc., valued at $164,000  as compensation for consulting services for management, accounting, and reporting services they provide to us.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Common Stock Purchase Warrants issued to Mr. Wei Chen, Chairman and Chief Executive Officer

A summary of our the common stock warrant activity with Mr. Chen during the three month periods ended June 30, 2010 is as follows:

	No. of Shares Underlying Wrrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value
	Unaudited	Unaudited	Unaudited	Unaudited
Outstanding at December 31, 2009	2,000,000	$0.30	1.75		$-
Granted	-	-	-		-
Exercised	-	-	-		-
Outstanding at June 30, 2010	2,000,000	$0.30	1.75		$-

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month periods ended June 30, 2010 is as follows:

	Shares Underlying Warrants	Weighted Average xercise Price
	Unaudited	Unaudited
Outstanding at December 31, 2009	33,563,500	$0.42
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2010	33,563,500	$0.42

The 31,558,500 warrants issued in connection with the 2008 Unit Offering and comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share, which were decreased to $0.20 per share in connection with the modification of the warrants discussed in Note 1.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical.

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

NOTE 8 –RELATED PARTY TRANSACTIONS

Due to Related Parties

The following advances from related parties are used for working capital and are all unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On June 30, 2010 and December 31, 2009, due to related parties consisted of the following:

	June 30, 2010	December 31, 2009
	Unaudited
Due to Xiangfen Chen	$132,700	$109,871
Due to Bin Liu	233,433	99,381
Due to Tianjin Sincere Logistics Co., Ltd.	104	559,974
Due to China Direct Industries, Inc.	45,000	45,000
	$411,237	$814,226

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

Due From Related Parties

These following advances to related parties described below are unsecured, non-interest bearing and payable on demand.

At June 30, 2010 and December 31, 2009 our due from related party amounted to $464,689 and $447,032, respectively.  This is due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three and six months ended June 30,2010.

	For the Three Months Ended
	June 30, 2010		June 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited
	Revenues	Assets	Revenues	Assets
United States	$--	$9,710	$--	$6,409
People’s Republic of China	5,788,599	6,467,765	4,607,989	7,070,177
Totals	$5,788,599	$6,477,475	$4,607,989	$7,076,586

	For the Six Months Ended
	June 30, 2009		June 30, 2009
	Unaudited	Unaudited	Unaudited	Unaudited
	Revenues	Assets	Revenues	Assets
United States	$--	$9,710	$--	$6,409
People’s Republic of China	11,212,756	6,467,765	7,806,561	7,070,177
Totals	$11,212,756	$6,477,475	$7,806,561	$7,076,586

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleges that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $930,000 in debt we owed to Mr. Aubel.  The SEC seeks disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489 for a total disgorgement obligation of $1,078,489.

We have filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  Thereafter, the Magistrate Judge will issue a report and recommendation to the District Court Judge for his consideration in making a final ruling on the SEC’s motion for disgorgement. The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of June 30, 2010 or December 31, 2009 as we have objected to the SEC’s motion and we cannot determine that it would be probable that a final judgment would be awarded to the SEC for the amounts it seeks.

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

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the SEC for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia. Once the Court makes a final determination of the SEC’s motion for disgorgement, we will make a final decision whether we will proceed with the filing of a lawsuit.

Rent expense from our office leases for the three months ended June 30, 2010 was approximately $29,000.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Unaudited
Period Ended December 31, 2010	$95,000
Period Ended December 31, 2011	26,000
Period Ended December 31, 2012	22,000
Period Ended December 31, 2013	22,000
Period Ended December 31, 2013	22,000
Thereafter	--
$187,000

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before our financial statements were available through August 16, 2010 to determine if they must be reported. Our management determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2009 as filed with the SEC.

We maintain our financial records and report on a calendar year basis, as such the three month period ended June 30, is our second quarter. The year ended December 31, 2009 is referred to as “2009” and the year ending December 31, 2010 is referred to as “2010”.

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

Our Performance

Our revenues for the three and six months ended June 30, 2010 increased $1.2 million or 25.6% and $3.4 million or 43.6%, respectively, compared to the same periods of 2009 as a result of a strong rebound of import and export in China, in part due to the Chinese Government’s effective economic stimulus measures undertaken in 2009. However, our gross profit margins decreased 6 percentage points in the second quarter of 2010 compared to the same period of 2009 while our gross profit margins increased 1 percentage points in the first six months of 2010 compared to the first six months of 2009 as a result of our pricing concessions in the second quarter of 2010 due to increased competitions in China’s shipping and logistics market.

Beginning in the first quarter of 2010 the Chinese Government implemented a plan to curtail lending, control bad loans, and discourage real estate speculation, in an effort to keep China’s growth rate at a sustainable level. Since then China’s growth domestic product (GDP) grew by 10.3% during the second quarter of 2010, down from 11.9% seen in the first quarter of 2010. In mid June 2010, China’s Central Bank pledged to introduce greater flexibilities to its exchange rate or a gradual appreciation of its currency, which may result in a 5% appreciation in the valuation of the RMB and an increase of oil and transportation costs in China. Despite these uncertainties, we anticipate China’s import and export for the rest of 2010 to maintain at the 2008 level as we continue to work to improve both our net revenues and gross profit margins in an increasingly competitive shipping and logistics marketplace in the second half of 2010.

Our Outlook

 As part of Chinese Government's broad policies to combat a widespread global economic slowdown, which adversely impacted its export-driven economy, and balance the trade with its international trading partners, the Chinese Government implemented measures to stimulate domestic consumptions in lieu of its traditional export driven economic model. As a result we foresee improved import shipping activities to continue due to a rise in China’s domestic consumptions. Additionally we have witnessed a rebound in container and cargo shipments outbound for the North American markets, particularly with increased outbound bookings for shipments to the United States. Our recently signed long-term cooperative agreement with South America’s shipping giant, CSAV, would help us to solidify our position on those routes for our expanded shipping services catering to our export customers for shipping to both the North and South American markets.

During the first six months of 2010 and beyond, we face a number of challenges in growing our business, which is tied to the global economic recovery. While we have witnessed improved quoting and booking activities and an increase in our total sales revenues in the second quarter of 2010 we foresee continued competitions in the marketplace that may negatively impact our gross profit margins. Beyond 2010 our visibility is limited as uncertainties remain regarding the long-term health of our global economy, and as a result we are unable to predict whether the current recovery of imports and exports of China will maintain the momentum beyond 2010.

It should be noted the report of our independent registered public accounting firm in connection with our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, limited working capital and an accumulated deficit.  The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	Unaudited	Unaudited	Unaudited	Unaudited
Sales	$5,788,599	$4,607,989	$1,180,610	26%
Cost of Sales	5,755,453	4,293,127	1,462,326	34%
Gross Profit	33,146	314,862	(281,717)	(90)%
Total Operating Expenses	678,328	206,615	471,713	228%
Income (Loss) from Operations	(645,183)	108,247	(753,430)	NA
Total Other Income	(286,553)	30,454	(317,007)	NA
Net Income (Loss) attributable to China Logistics Group, Inc.	$(1,059,381)	$59,717	$(1,119,098)	NA

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	Unaudited	Unaudited	Unaudited	Unaudited
Sales	$11,212,756	$7,806,561	$3,406,195	44%
Cost of Sales	10,768,978	7,582,716	3,186,262	42%
Gross Profit	443,778	223,845	219,932	98%
Total Operating Expenses	880,105	526,617	353,488	67%
Income (Loss) from Operations	(436,327)	(302,772)	(133,555)	44%
Total Other Income (expenses)	(518,493)	3,420,470	(3,938,963)	NA
Net Income (Loss) attributable to China Logistics Group, Inc.	$(980,841)	$3,181,467	$(4,162,308)	NA

OTHER KEY INDICATORS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other Key Indicators:	Unaudited	Unaudited	Unaudited	Unaudited
Cost of sales as a percentage of revenues	99%	93%	96%	97%
Gross profit margin	1%	7%	4%	3%
Total operating expenses (income) as a percentage of revenues	12%	4%	8%	7%

Revenues

Revenues for the second quarter of 2010 increased $1.2 million or 25.6% compared to the second quarter of 2009; and revenues for the first six months of 2010 increased $3.4 million or 43.6% compared to the same period of 2009. The increase in revenues was primarily due to the economic stimulus measures undertaken by the Chinese government beginning in early 2009, which led to an economic rebound and an increase in both import activities and domestic consumption in the second half of 2009. According to the General Administration of customs of the PRC, total import and export increased 43% during the first six months of 2010, compared to the same period in 2009. Our growth in sales revenues was in line with a broad rebound in China’s import and export activities and an increase in its domestic consumptions. However, beginning in the second quarter of 2010, we experienced a slower growth in revenues as a result of a lower shipping demand due to the Chinese Central Bank’s regulatory policies to tighten bank lending and contain inflation.

Cost of Sales and Gross Profit Margins

        Cost of sales of $5.7 million decreased by $1.5 million, a gross profit margin of 0.57%, in the second quarter of 2010 compared to $0.3 million, a gross profit margin of 6.8%, in the same period in 2009.  Cost of goods sold of $10.8 million increased $3.2 million, a gross profit margin of 3.9%, in the first quarter of fiscal 2010 compared to $23.3 million, a gross profit margin of 16.6%, in the same period in 2009.   The decrease in gross profit margin was primarily a result of a higher average shipping cost due to intensified pricing competition. Our cost of revenues as a percentage of revenues in the first six months of 2010 totaled 96.0%, a decrease of 1.1 percentage points compared to the same period of 2009, which equally increased our gross profit margins by the same amount. It was primarily a result of an increase in higher shipping activities and therefore we were able to negotiate for more favorable pricing from the carriers and shipping lines. In the coming quarters of 2010, we anticipate intense competition while facing the uncertainty on the pace of global economic recovery as well as how the Chinese government would contain its overheating domestic economy and hence affect the demand level of import and export between China and other economic entities. As a result, our gross profit margin will be dependent on the macro-economic environment as well as our pricing power based on our strategy to partner with major carriers and develop new shipping routes in the emerging regains that have booming import and export with China.

Total Operating Expenses

Total operating expenses during the second quarter of 2010 increased $0.5 million, or 228%, over the second quarter of 2009, primarily due to an increase of $0.5 million in stock based compensation expenses paid to one of our officer and one director as well as a consultant that provides management and advisory services to us.  Included in these increases in the second quarter of 2010 was $300,000 of one-time expense associated with the issuance of shares of our common stock as incentive compensation to the officer and director and $164,000 associated with the one-time issuance of securities to China Direct, Inc. as a discretionary award under the terms of a consulting agreement.  For the six months ended June 30, 2010, total operating expenses increased $0.4 million, or 67%, compared to the same period in 2009 mainly due to an increase of $0.5 million in stock based compensation expenses, partially offset by a decrease of $0.1 million in professional fees associated with SEC regulatory compliance in the 2009 period. As we continue to implement our program to curtail operating expenses, we anticipate a decrease of operating expenses as a percentage of total revenues. However, the actual result will depend on if our fore-mentioned strategy leads to significant increase in revenues.

Total Other Income (Expenses)

Total other income (expense) consists of interest expense, change in fair value of derivative liability, and miscellaneous other income. Total other expense in the second quarter of 2010 amounted to $0.3 million, compared to an other income of $0.03 million in the comparable period in 2009, mainly due to, an increase of $0.2 million in loss on change in fair value of derivatives, which is a non-cash item associated with the valuation of the warrants we issued in our 2008 unit offering, and an increase of $0.07 million in other expense.

For the six months ended June 30, 2010, total other expenses amounted to $0.5 million, compared to total other income of $3.4 million in the same period of 2009. This increase was mainly due to the increase of $3.8 million in loss on change in fair value of derivative liabilities.

Net Income (Loss)

Net loss for the three and six months ended June 30, 2010 totaled $0.9 million and $1.0 millions respectively, compared to net income of $0.1 million and $3.1 million for the comparative periods in 2009, respectively. The increase was mainly due to the non-cash loss from the change in fair value of our derivative liability in the 2010, and the non-cash gain from the change in fair value of derivative liability in the first quarter of 2009 as well as the non-cash stock based compensation expense incurred in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At June 30, 2010, we had working capital of $0.21 million compared to $0.16 million at December 31, 2009, which remained at a lower level in relation to our working capital needs.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, and accumulated deficit.

Although our results for the second quarter of 2010 reflect a substantial reduction in gross margins, higher sales, higher gross margins, and lower operating expenses as a percentage of sales resulted in net operating income (excluding non-cash expenses) in the six months ended June 30, 2010.  If we are able to maintain sales at current levels, improve our gross profit margins and control costs as a percentage sales our liquidity will improve.

If we are unable to achieve these goals during the balance of 2010 or in the event the SEC prevails in its motion to seek disgorgement from us in the amount of $1.1 million, we will need to raise additional working capital.  See Note 10 – Contingencies and Commitments included in this report. As of June 30, 2010 we have not accrued the amount of disgorgement sought by the SEC and we do not have sufficient funds available to pay this amount should the Court rule in the SEC’s favor. We do not have any commitments for any additional capital and have been relying on advances from related parties to supplement our working capital needs.  Both the terms of our 2008 Unit Offering which contain certain restrictive covenants, our operating results, the risk of having to pay disgorgement to the SEC and the uncertainty of the capital markets could hinder our efforts. If it is necessary for us to raise additional working capital there are no assurances such funds will be available to us.

Net cash used in operating activities in the first six months of 2010 totaled $0.3 million compared to $0.8 million for the comparable period in 2009.  The cash used in operating activities during this period was mainly due to our net loss of $1.0 million, an increase in our accounts receivable of $0.3 million, and an increase in prepaid expenses and other current assets of $0.3 million. These cash outflows were partially offset by stock based compensation of $0.5 million, an increase in advance from customers of $0.3 million, a loss on change in fair value of derivative liabilities of $0.4 million, and an increase in other accruals and current liabilities of $0.2 million.

Net cash used in operating activities in the first six months of 2009 totaled $0.8 million, which was mainly due to an increase in our accounts receivable of $0.5 million, an increase in prepaid expenses and other current assets of $0.1 million, and an increase in advances to vendors of $0.1 million. These cash outflows were partially offset by an increase in our other accruals and current liabilities of $0.3 million. The aforementioned cash flows were further adjusted by a non-cash gain on change in fair value of derivative liability of $3.4 million as well as our net income of $3.1 million in the period.

       Cash used in investing activities during the first six months of 2010 consists of $0.02 million advance to related parties.

Net cash used in investing activities during the first six months of 2009 in the amount of $0.3 million was primarily derived from advances to related parties of $0.4 million, offset by repayment from related parties of $0.1 million. On March 31, 2009 Shandong Jiajia lent $1.6 million to Shanghai Yudong Logistics Co., Ltd., a strategic partner. This unsecured loan was lent on a 21-day term bearing no interest and was timely repaid in April 2009.

Cash used in financing activities during the first six months of 2010 in the amount of $0.4 million was comprised of advance from related parties

Net cash provided by financing activities during the first six months of 2009 in the amount of $0.4 million was comprised of $0.6 million in advances from related parties, partially offset by $0.2 million in repayment of amounts due to related parties.

We maintain cash balances in the United States and China. At June 30, 2010 and December 31, 2009, our cash by geographic area was as follows:

	June 30, 2010		December 31, 2009
	Unaudited
United States	$4,710	0.4%	$10,755	1%
China	1,073,867	99.6%	1,710,083	99%
	$1,078,577	100%	$1,720,838	100%

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

The following tables provide certain comparative information based on our consolidated balance sheets at June 30, 2010 as compared to December 31, 2009:

	June 30, 2010	December 31, 2009	$ Change	% Change
	Unaudited	(Restated)
Cash	$1,078,577	$1,720,838	$(642,261)	(37)%
Accounts receivable, net	3,257,683	2,923,990	333,693	11%
Other Receivables	1,435,692	1,100,662	335,030	30%
Advance to vendors and other prepaid expenses	210,782	146,062	64,720	44%
Due from related parties	464,689	447,032	17,657	4%
Total current assets	6,447,423	6,338,584	108,839	2%

Accounts payable - trade	2,756,601	2,733,820	22,781	1%
Other accruals and current liabilities	683,020	535,756	147,444	28%
Advances from customers	771,244	457,358	295,886	62%
Due to related parties	411,237	814,226	(402,992)	(49)%
Total current liabilities	6,237,657	$6,174,764	62,893	1%

Total current assets increased 2% at June 30, 2010 from December 31, 2009 primarily due to an increase in other receivables, net accounts receivable and advance to vendors and other prepaid expenses, partially offset by a decrease of 37% ($0.6 million) in cash.

Total current liabilities increased 1% at June 30, 2010 from December 31, 2009 primarily due to an increase in advance from customers and other accruals and current, liabilities, partially offset by a decrease in due to related parties.

Other receivables at June 30, 2010 were $1.4 million and were comprised of $1.08 million loans receivable to other entities with which we have a strategic or other relationship with, deferred expenses of $0.10 million and $0.25 million other prepays and deposit.

Due from related parties was $0.5 million at June 30, 2010, which consisted of due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  At December 31, 2009 we were owed $0.4 million representing amounts due under a loan from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability.

These advances to related parties described above are unsecured, non-interest bearing and payable on demand and were loaned to related parties for working capital purposes.

Due to related parties totaled $0.4 million at June 30, 2010, a decrease of 49% from that at December 31, 2009. We obtain advances from related parties for working capital purposes, such advances bear no interest and are payable on demand. The decrease in due to related parties is due to the following:

•	At June 30, 2010 and December 31, 2009, we owed $132,700 and $109,871, respectively, to Xiangfen Chen, general manager of the Xiamen branch of Shandong Jiajia.
•
At June 30, 2010 and December 31, 2009, we owed $233,433 and $99,381, respectively, to Bin Liu general manger of the Tianjin branch of Shandong Jiajia and a 90% owner of Tianjin Sincere Logistics Co., Ltd. (“Tianjin Sincere").

•
At June 30, 2010 and December 31, 2009, we owed $104 and $559,974, respectively, to Tianjin Sincere. These loans are unsecured, non-interest bearing and repayable on demand and are included in due to related parties.

Commitments

Rent expenses from our office leases for the second quarter and the first six months of 2010 were $29,000 and $58,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Unaudited
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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4,  Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee . Additionally, it adds observer comment  Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees  to the Codification. We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We have adopted this update and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010.

Based on this evaluation we concluded that as of June 30, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Remediation of Material Weakness in Internal Control

We believe the remediation actions set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 will be sufficient to remediate the material weaknesses described above.  Furthermore, through continued training and improved retention of qualified accounting staff, a better awareness of the importance of such controls and procedures has been achieved.  However, a substantial improvement needs to be made throughout the remainder of 2010 in order to achieve our overall remediation target and objectives.

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

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge in this case on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  Thereafter, the Magistrate Judge will issue a report and recommendation to the District Court Judge for his consideration in making a final ruling on the SEC’s motion for disgorgement. We do not know when a ruling will be made in this case. The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of March 31, 2010 or December 31, 2009 as we cannot determine that it would be probable that a final judgment would be  awarded to the SEC for the amounts it seeks.

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

We are evaluating filing a separate lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Securities and Exchange Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia. Once the Court makes a final determination of the SEC’s motion for disgorgement, we will make a final decision whether we will proceed with the filing of a lawsuit.

ITEM 1A.  RISK FACTORS.

Loans and advances may be subject to PRC regulations.

        We currently have several company loans and advances to third parties and we may continue to make loans or advances to third parties for strategic and other business related purposes such as $0.5 million due from Shandong Huibo Import and Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company. The loans bear no interest and are repayable on demand.  PRC laws generally do not permit companies that do not possess a financial service business license to extend loans directly to other companies, including affiliates, without proceeding through a financial agency. The enforcement of these restrictions remains unpredictable, and government authorities may declare these loans and advances void, require the forfeiture of any interest paid (although our loans and advances are interest free) and levy fines or other penalties upon the parties involved, among other remedies.

Other than the risk factor included above, there have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 7, 2010, pursuant to the Consent of the Board of Directors, we issued 2,000,000 shares of our common stock to Mr. Wei Chen, our CEO, valued at $200,000 as an incentive bonus and 1,000,000 shares of our common stock to Mr. Hui Liu, our director, valued at $100,000, as an incentive bonus.

On April 14, pursuant to the Consent of the Board of Director, we issued 2,000,000 shares of our common stock to China Direct Investments, Inc., valued at $164,000  as a discretionary award based on the performance of consultant services provided to us during fiscal year 2009.

In each of these issuances the recipients were accredited investors and the issuance of these shares were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

Date: August 16, 2010	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)