Form 10-Q
period 2010-09-30
China Logistics Group Inc
filed 2010-11-15
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2010
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
[  ]  Yes  [X]  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  39,508,203 shares of common stock are issued and outstanding as of November 11, 2010.

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

·	"China" or the "PRC" refers to the People's Republic of China, and

·	"RMB" refers to the renminbi, which is the currency of mainland PRC.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,171,947	$1,720,838
Accounts receivable, net	4,407,647	2,923,990
Other receivables and current assets	1,123,373	1,100,662
Advances to vendors and other prepaid expenses	1,080,402	146,062
Due from related parties	438,756	447,032
Total Current Assets	8,222,125	6,338,584

PROPERTY AND EQUIPMENT, net	25,458	39,748

Total Assets	$8,247,583	$6,378,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	3,485,804	2,733,820
Accrued registration agreement penalty	-	1,597,000
Other accruals and current liabilities	1,279,757	535,576
Advances from customers	1,166,729	475,358
Due to related parties	447,579	814,226
Foreign tax payable	22,963	18,784
Total Current Liabilities	6,402,832	6,174,764

DERIVATIVE LIABILITY	-	2,535,505

Total Liabilities	6,402,832	8,710,269

EQUITY:
China Logistics Group, Inc. shareholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - 450,000 shares issued and outstanding	450	450
Common stock, $.001 par value, 500,000,000 shares authorized;
39,508,203 and 34,508,203 shares issued and outstanding	39,508	34,508
Additional paid-in capital	20,498,980	17,057,203
Accumulated deficit	(18,950,608)	(19,541,703)
Accumulated other comprehensive income (loss)	85,245	(178,505)
Total China Logistics Group, Inc. shareholders' equity (deficit)	1,673,575	(2,628,047)
Noncontrolling interest	171,176	296,110
Total equity	1,844,751	(2,331,937)

Total Liabilities and Equity	$8,247,583	$6,378,332

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Sales	$6,931,542	$5,791,128	$18,144,298	$13,597,689
Cost of sales	6,621,608	5,274,887	17,390,586	12,857,603
Gross profit	309,934	516,241	753,712	740,086
Operating expenses:
Selling, general and administrative	293,155	264,236	1,168,114	782,524
Depreciation and amortization	3,489	3,121	8,635	10,206
Bad debt (recovery) expense	(350)	447	(350)	1,691
Total operating expenses	296,294	267,804	1,176,399	794,421
Income (loss) from operations	13,640	248,437	(422,687)	(54,335)

Other income (expenses):
Realized exchange gain (loss)	-	(492)	-	35,465
Extinguishment of registration rights liability	1,597,000	-	1,597,000	-
Other income (expense)	64,260	-	(3,892)	-
Gain (loss) on change in fair value of derivative liability	-	13,887	(447,059)	3,397,587
Interest expense	(2,674)	(1,375)	(5,956)	(562)
Total other income	1,658,586	12,020	1,140,093	3,432,490

Income before income taxes	1,672,226	260,457	717,406	3,378,155
Foreign taxes	10,538	6,698	21,346	14,838
Net Income	1,661,688	253,759	696,060	3,363,317
Less: net income (loss) attributable to the noncontrolling interest	(29,527)	(150,179)	(44,740)	(78,270)
Net income attributable to China Logistics Group, Inc.	$1,632,161	$103,580	$651,320	$3,285,047

Other comprehensive income:
Foreign currency translation adjustments	24,320	3,294	33,310	7,092
Comprehensive income	$1,656,481	$106,874	$684,630	$3,292,139

Earnings per common share:
Basic	$0.04	$0.00	$0.02	$0.10
Diluted	$0.04	$0.00	$0.02	$0.08

Weighted average number of shares outstanding:
Basic	39,508,203	34,508,203	37,629,082	34,508,203
Diluted	39,508,203	39,008,203	37,629,082	39,008,203

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	Spetember 30,
	2010	2009
		( Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)Income	$696,060	$3,363,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	8,635	10,206
Allowance for doubtful accounts	27,133	1,691
Extinguishment of registration rights liability	(1,597,000)	-
Change in fair value of derivative liability	447,059	(3,397,587)
Stock based compensation	464,000
Changes in assets and liabilities:
Increase in accounts receivable	(1,510,787)	(997,859)
Increase in prepaid expenses and other current assets	(44,501)	(235,093)
Increase (decrease) in accounts payable	751,984	(7,514)
Increase in other accruals and current liabilities	744,181	450,484
Increase (decrease) in taxes payable	4,179	(26,376)
Increase in advances to vendors	(912,550)	-
Increase in advances from customers	691,371	161,976
NET CASH USED IN OPERATING ACTIVITIES	(230,236)	(676,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	-	(375,472)
Collection of repayments of advances to related parties	8,276	131,342
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,276	(244,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	16,125
Repayment of advances from related parties	(366,647)	(191,081)
NET CASH USED IN FINANCING ACTIVITIES	(366,647)	(174,956)

EFFECT OF EXCHANGE RATE ON CASH	39,719	14,370

NET DECREASE IN CASH	(548,888)	(1,081,471)
CASH - beginning of period	1,720,838	3,156,362
CASH - end of period	$1,171,950	$2,074,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$9,997	$20,678

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and international air transportation for clients seeking to import or export merchandise into or from China.  Shandong Jiajia has branches in Shanghai, Qingdao, Xiamen, Tianjin, and Lianyungang. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, and Regional Container Lines.

NOTE 2- RESTATEMENT OF FINANCIAL STATEMENTS

The September 30, 2009 financial statements included in our form 10-Q filed on November 23, 2009 contained errors and were restated to correct the previous accounting treatment related to common stock purchase warrants which were not indexed to our stock as a derivative liability at January 1, 2009 upon adoption of the Derivative and Hedging Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 815, and to properly record the subsequent accounting for the changes in the fair value of the associated liability at September 30, 2009.

Accordingly, on February 17, 2010 the Company filed Form 10-Q (Amendment No. 1) for the quarterly period ending September 30, 2009, to properly record the common stock purchase warrants that were not indexed to our common stock as a derivative liability. The effect of correcting these errors in the balance sheet at September 30, 2009, income statements for the three and nine months ended September 30, 2009, and statements of cash flows for the nine months ended September 30, 2009 were as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Balance Sheet Data	September 30, 2009
	As filed	Adjustment to Restate	Restated
Derivative Liability	-	2,458,145	2,458,145
Total Liabilities	5,854,637	2,458,145	8,312,782

China Logistics Group, Inc. stockholders’ equity (deficit)
Series B Convertible Preferred Stock- 450,000 shares issued and outstanding at December 31, 2008	$450	-	$450
Common Stock, $0.001 par value, 500,000,000 shares authorized, 34,508,203 shares issued and outstanding December 31, 2008	34,508	-	34,508
Additional Paid-in-capital	19,229,513	(2,172,310)	17,057,203
Accumulated Deficit	(18,242,031)	(285,835)	(18,527,866)
Accumulated other comprehensive income loss	(180,403)	-	(180,403)
Total China Logistics Group, Inc. stockholders’ equity (deficit)	842,037	(2,458,145)	(1,616,108)
Noncontrolling interest	879,970	-	879,970
Total equity (deficit)	1,722,007	(2,458,145)	(736,138)

Total liabilities and equity (deficit)	$7,576,644	-	$7,576,644

Income Statement Data	For the three months ended September 30, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange loss	(492)	-	(492)
Gain on change in fair value of derivative liability	-	13,887	13,887
Interest expense	(1,375)	-	(1,375)
Total other income (expense)	(1,867)	13,887	12,020

Income (loss) before income taxes	246,570	13,887	260,457

Net income	239,872	13,887	253,759

Net income attributable to China Logistics Group, Inc.	89,693	13,887	103,580

Earnings (loss) per share:
Basic	0.00	-	0.00
Diluted	0.00	-	0.00
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	39,008,203	-	39,008,203

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Income Statement Data	For the nine months ended September 30, 2009
	As filed	Adjustment to Restate	Restated
Other income (expense)
Realized exchange loss	35,465	-	35,465
Gain on change in fair value of derivative liability	-	3,397,587	3,397,587
Interest expense	(562)	-	(562)
Total other income (expense)	34,903	3,397,587	3,432,490

Income (loss) before income taxes	(19,432)	3,397,587	3,378,155

Net income (loss)	(34,270)	3,397,587	3,363,317

Net income (loss) attributable to China Logistics Group, Inc.	(112,540)	3,397,587	3,285,047

Earnings (loss) per share:
Basic	0.00	0.10	0.10
Diluted	0.00	0.08	0.08
Basic weighted average shares outstanding	34,508,203	-	34,508,203
Diluted weighted average shares outstanding	34,508,203	4,500,000	39,008,203

Statement of Cash Flow Data	For the nine months ended September 30, 2009
	As filed	Adjustment to Restate	Restated
Net income	(34,270	3,397,587	3,363,317
Gain on change in fair value of derivative liability	-	(3,397,587)	(3,397,587)
Net cash (used in) provided by operating activities	(676,755)	-	(676,755)

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis.  Our ability to continue as a going concern is dependent upon our ability to maintain profitable operations in the future and to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due and pay disgorgement to the Securities and Exchange Commission (“SEC”) if it prevails in its case against us.  The SEC is seeking disgorgement from us of $1,078,490 and this amount has not been accrued as of September 30, 2010 or December 31, 2009.  See Note 10 - Contingencies and Commitments.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Although we experienced a sales increase in the first nine months of 2010, we had a loss from operations of $0.4 million during this period, and a loss from operations of $1.6 million for the year ended December 31, 2009.  Even if we are able to achieve and maintain profitable operations and improve our liquidity, funds from operations may not be sufficient to generate sufficient cash flows to fund all of our needs and we may need to raise additional working capital.  We do not have any commitments for any additional capital and the overall softness of the capital markets could hinder our efforts.  In that event, it would be necessary for us to take additional steps to further reduce our operating expenses including personnel reductions and the possible consolidation of our offices.   We believe that a return to profitable operations, coupled with our cash on-hand, should allow us to maintain our operations for the foreseeable future subject to the outcome of the SEC’s efforts to seek disgorgement from us.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of our Company as of the dates and for the periods presented.  While we believe that the disclosures presented are adequate to keep the information from being misleading, we suggest that these accompanying financial statements be read in conjunction with our audited financial statements and notes for the year ended December 31, 2009 included in our Form 10-K filed with the SEC on April 15, 2010.

Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.

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

Typically we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight cost) basis;
•	When the cargo departs the shipper’s location when the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing term is on an FOB (free on board) basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of the allowance for doubtful accounts and assumptions associated with stock based compensation that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenue and expenses during the reported periods.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the aging of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of China, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

We also rely on certain assumptions when deriving the fair value of share-based compensation, derivative instruments and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

Stock Based Compensation

We account for stock options issued to employees by measuring the grant-date fair value of stock options and other equity based compensation issued to employees and recognizing the costs in the financial statements over the period during which the employees are required to provide services.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and accounts receivable. We place our cash with high quality financial institutions in the United States and China. At September 30, 2010, we had deposits of $1.2 million in banks located in China.  China has no equivalent of United States federal deposit insurance; as such these amounts held in banks in China are not insured.  We have not experienced any losses in such bank accounts through September 30, 2010.

Accounts Receivable

We provide an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable.  This estimate is based on the historical collection experience and a review of the current status of trade receivables.  The allowance for doubtful accounts totaled $1,333,534 and $1,306,403 at September 30, 2010 and December 31, 2009, respectively.

Other receivables and other current assets

Other receivables and other current assets are comprised of advances to other entities with which we have a strategic or other business relationship, a deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report.  The components of other receivables at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Loans receivable	$818,419	$960,215
Deferred expense	260,789	131,366
Other advances	44,165	9,081
	$1,123,373	$1,100,662

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Advance to Vendors

Advances to vendors consist of prepayments or deposits from us for contracted shipping arrangements to ship cargo used by our customers that have not been utilized.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors totaled $1,080,402 and $146,062 at September 30, 2010 and December 31, 2009, respectively.

Long-Lived Assets

Our long-lived assets, which primarily consist of property and equipment to be held and used in the business, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  We determined that there were no impairments of long-lived assets as of September 30, 2010 or December 31, 2009.

Other Accruals and current liabilities

Accruals and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes payable on demand, ii) accruals for professional fees, rent, and other operating expenses, and iii) accrued salaries.  The components of accruals and other current liabilities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Loans payable	$182,182	$289,603
Accruals	1,053,410	193,306
Accrued salaries	44,16565	52,667
	$1,279,757	$535,576

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits.  These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $1,166,729 and $475,358, at September 30, 2010 and December 31, 2009, respectively.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Upon our retroactive adoption of the Derivative and Hedging Topic of ASC Section 815 (“ASC 815”) on January 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to our stock as prescribed by ASC 815.  Retroactively effective January 1, 2009, the warrants, under ASC 815, were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period, we record the change in fair value of derivative liability in order to mark to market increase or decrease in fair value of the warrants during the periods presented.

In May of 2010, we entered into an amendment with the original subscribers to waive the most favored nations provision from the subscription agreement.  The amendment also included a one-time reduction in the exercise price of the warrants from $0.5 or $0.35 per share to $0.20 per share. To date all warrant holders covering all outstanding warrants (16,445,500 Class A warrants and 15,113,000 Class B warrants) have agreed to this amendment, As a result of this amendment, we treated this reduction in exercise price prospectively as a modification of terms and an exchange of the original equity instrument, and valued this exchange as an increase in additional paid in capital – warrants, as described in ASC Section  718-20-35-3 “Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.” We believe this amendment closely ties the exercise price of the warrants to the fluctuations of our common stock price, or indexed to our stock, and therefore makes them eligible for the scope exception provided under paragraph ASC Section 815-10-15-74, and to be classified as equity.

As a result of the aforementioned amendment and the reduction in exercise price, we reclassified $2,982,776 from derivative liability to additional paid in capital – warrants and recognized other expenses – betterment of warrants of $68,643 and loss on change in fair value of derivative liability of $378,416 for the nine months ended September 30, 2010.

Under the terms of aforementioned amendment, all of the subscribers to the 2008 Unit Offering waived their rights to liquidated damages in the event a registration statement related to the shares underlying the warrants did not become effective prior to the prescribed date.  The Company had accrued $1,597,000 as a registration rights penalty in 2008.  This accrual was reversed to other expenses in the accompanying Statement of Operations during the three months ended September 30, 2010.

We determined the fair value of the warrants at each reporting date using the Black Scholes Option Pricing Model based on the following assumptions and key inputs for each Class of warrants and reporting date:

	Class A Warrants		Class B Warrants
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Unaudited)		(Unaudited)
Dividend Yield	0%	0%	0%	0%
Volatility	244%	284%	244%	284%
Risk Free Rate	1.00%	1.43%	1.00%	1.43%
Expected Term	2.84	3.33	2.84	3.33
Asset Price	$0.10	$0.08	$0.10	$0.08
Exercise Price	$0.20	$0.35	$0.20	$0.50

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars.  The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the PRC.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign currency.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.   Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars have been made at the following exchange rates for the respective periods:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)		(Unaudited)
Balance sheet	6.6981	6.8372	6.8376

Statement of income and comprehensive income	6.8164		6.8425

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

We evaluate whether a tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  We have concluded that we have not taken any uncertain tax positions on any of our open income tax returns that would materially distort our financial statements.  Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  The impact of this reassessment for the three and nine months ended September 30, 2010 and 2009 did not have any impact on our results of operations, financial condition or liquidity.

Noncontrolling Interest

Noncontrolling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations.  Upon loss of control the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Fair value of financial instruments

We have adopted the common definition for fair value established in FASB AS Topic 820 Fair Value Measurements and Disclosures and adopted the framework for measuring fair value described therein.

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

We did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010.

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update (“ASU”) No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with ASC Sections 480-10-25-14 and 260-10-45-45 through 45-47.  The amendments in this Update also provide a technical correction to the ASC sections noted above.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  This Update did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2010.

In January 2010, the FASB issued ASU No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity.
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in ASC 360-20 (Property, Plant, and Equipment) and ASC 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in ASC 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  This Update did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to ASC 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to ASC 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (ASC 715-20).  The conforming amendments to ASC 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in ASC 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating what effect, if any, these amendments may have on its financial statements for future periods.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to ASC 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued.  If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between ASC 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855.  Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  This Update did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2010.

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.           Be commensurate with either of the following:
a.           The vendor's performance to achieve the milestone
b.           The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.           Relate solely to past performance
3.           Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety.  An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election.  Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.             A description of the overall arrangement.
2.             A description of each milestone and related contingent consideration.
3.             A determination of whether each milestone is considered substantive.
4.     The factors that the entity considered in determining whether the milestone or milestones are substantive.
5.             The amount of consideration recognized during the period for the milestone or milestones.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.             Revenue
2.             Income before income taxes
3.             Net income
4.             Earnings per share
5.             The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.  This Update did not have a material impact on the Company’s financial statements as of and for the three and nine months ended September 30, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Under the provisions of ASC 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		Restated		Restated
Numerator:
Net Income (loss) applicable to common stockholders (A)	$1,632,161	$103,580	$651,320	$3,285,047

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	39,508,203	34,508,203	37,629,082	34,508,203
Denominator for diluted earnings per share
Treasury Stock Method
Stock purchase warrants issued to Mr. Chen
Stock purchase warrants
Series B preferred - unconverted		4,500,000		4,500,000
Series A and B preferred

Denominator for diluted earnings (loss) per share-
adjusted weighted average shares outstanding (C)	39,508,203	39,008,203	37,629,082	39,008,203
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$0.04	$0.00	$0.02	$0.10
Earnings (loss) per share- diluted (A)/(C)	$0.04	$0.00	$0.02	$0.08

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Potentially issuable shares at September 30, 2010 and 2009 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Nine months Ended September 30,
	2010	2009
	(Unaudited)
Stock purchase warrants to Mr. Chen	2,000,000	2,000,000
Stock purchase warrants	5,000	5,000
Class A and B stock purchase warrants	31,558,500	31,558,500
Series B convertible preferred stock	4,500,000	4,500,000
	38,063,500	38,063,500

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	Useful Lives	September 30, 2010	December 31, 2009
		(Unaudited)
Computer equipment	4 years	$37,246	$37,246
Furniture and equipment	4-5 years	95,695	101,351
		132,941	138,597
Less: accumulated depreciation		(107,483)	(98,849)
		$25,458	$39,748

For the nine months ended September 30, 2010, and 2009, depreciation expense totaled $8,635 and $10,206, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2010 and December 31, 2009, 450,000 Series B convertible preferred stock remain issued and outstanding.  One share of Series B Convertible Preferred Stock converts into 10 shares of common stock

Common Stock

On April 7, 2010, upon the approval of the Board of Directors, we issued 2,000,000 shares of our common stock to Mr. Wei Chen, our CEO, valued at $200,000 as an incentive bonus and 1,000,000 shares of our common stock to Mr. Hui Liu, our director, valued at $100,000, as an incentive bonus

On April 14, 2010, upon the approval of the Board of Directors, we issued 2,000,000 shares of our common stock to China Direct Investments, Inc., valued at $164,000 as compensation for consulting services for management, accounting, and reporting services they provide to us. Periods covered?

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Common Stock Purchase Warrants issued to Mr. Wei Chen, Chairman and Chief Executive Officer

A summary of our the common stock warrant activity with Mr. Chen during the three month periods ended September 30, 2010 is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	2,000,000	$0.30	1.75	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at September30, 2010	2,000,000	$0.30	1.75	$-

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the nine month period ended September 30, 2010 is as follows:

	Shares Underlying Warrants	Weighted Average exercise Price

Outstanding at December 31, 2009	33,563,500	$0.42
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2010	33,563,500	$0.42

The 31,558,500 common stock purchase warrants issued in connection with the 2008 Unit Offering are comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  The exercise price of both classes of warrants is currently $0.20 per share in accordance with the modification of the warrants discussed in Note 4.

The common stock purchase warrants are exercisable through the last calendar day of the month in which the fifth anniversary of the issue date occurs and are exercisable in whole or in part at any time following the issue date.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8 – RELATED PARTIES

Due to Related Parties

On September 30, 2010 and December 31, 2009, due to related parties consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Due to Xiangfen Chen	$143,034	$109,871
Due to Bin Liu	78,777	99,381
Due to Tianjin Sincere Logistics Co., Ltd	225,768	559,974
Due to China Direct Industries, Inc.	-	45,000
	$447,579	$814,226

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

Due From Related Parties

At September 30, 2010 and December 31, 2009 we had unsecured, non-interest bearing and payable on demand advances outstanding from a related party in the amount of $438,756 and $447,032, respectively.  This is due from Shangdong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a noncontrolling owner of our Company. Shangdong Huibo Import & Export Co., Ltd. Is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three and nine months ended September 30, 2010.

	For the Three Months Ended
	September 30, 2010		September 30, 2009

	Revenues	Assets	Revenues
United States	$--	$9,710	$--
People’s Republic of China	6,931,542	8,237,873	5,791,128
Totals	$6,931,542	$8,247,583	$5,791,128

	For the Nine Months Ended
	September 30, 2010		September 30, 2009

	Revenues	Assets	Revenues
United States	$--	$9,710	$--
People’s Republic of China	18,144,298	8,237,873	13,597,689
Totals	$18,144,298	$8,247,583	$13,597,689

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

On February 24, 2010 the SEC filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleged that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $931,000 in debt we owed to Mr. Aubel.  The SEC sought disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489 for a total disgorgement obligation of $1,078,489.

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  On September 10, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge for his consideration denying the SEC’s motion for disgorgement against us.  Subsequently, pursuant to Magistrate Rule 4(a) the SEC filed objections to the Magistrate Judge’s Report and Recommendation and we filed a response to the SEC’s objections.  On September 22, 2010, the District Court Judge set a hearing on December 10, 2010 to hear argument on the SEC’s objections and our response.  The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of September 30, 2010 or December 31, 2009 as we have objected to the SEC’s motion, no final determination by the District Court has been made and we cannot determine that it would be probable that a final judgment would be awarded to the SEC for the amounts it seeks.  The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel.

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

We are evaluating filing a lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the SEC for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia. Once the District Court makes a final determination of the SEC’s motion for disgorgement, we will make a final decision whether we will proceed with the filing of a lawsuit.

Rent expense from our office leases for the three and nine months ended September 30, 2010 was approximately $29,000 and $87,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The table below presents our commitments for our various office leases in the U.S. and China for the remainder of the year ended December 31, 2010 and thereafter:

Period	Total
Remaining period Ended December 31, 2010	$24,000
Year Ended December 31, 2011	26,000
Year Ended December 31, 2012	22,000
Year Ended December 31, 2013	22,000
Year Ended December 31, 2014	22,000
Thereafter	--
$116,000

 NOTE 11 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued and determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2009.

We are on a calendar year; as such the three month period ending September 30, is referred to as our “third quarter” and the nine month period ended September 30, 2010 is referred to as the “first nine months of 2010”, and the prospective three month period ended December 31, 2010 is referred to as the “fourth quarter of 2010.”  The past year ended December 31, 2009 is referred to as “2009”, the current year ending December 31, 2010 is referred to as “2010”, and the coming year ending December 31, 2011 is referred to as “2011.”

OVERVIEW

All of our business and operations are conducted in China though our subsidiary, Shandong Jiajia.  Shandong Jiajia acts as an agent for international freight and shipping companies.  Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China.  We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.  Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang.  We coordinate with agents in North America, Europe, South America, Australia, Asia, and Africa.

Our Performance

Our revenues increased by $1.1 million or 20% and by $4.5 million or approximately 33%, respectively, for the third quarter and first nine months ended September 30, 2010 compared to the same periods of 2009 due to a rebound in international shipping activities, partially aided by the Chinese Government’s economic stimulus measures undertaken in 2009 and a gradual recovery of the world economy as a whole.  More than 90% of our sales revenues consisted of outbound shipping logistic revenues for China exports.  At the same time, our gross profit margins decreased 4.4 and 1.2 percentage points, respectively, for the third quarter and the first nine months of 2010 compared to the same periods of 2009 due to increased competition and a lack of pricing concessions from the shipping lines. Our operating expenses increased by approximately 11% and 48%, respectively, for the third quarter and first nine months ended September 30, 2010 compared to the same periods of 2009, primarily due to higher professional fees, consulting services and stock-based compensation for certain officers and directors of our company.  Our income from operations for the third quarter of 2010 was $13,000 compared to $0.2 million for the same period in 2009, as the lower gross profit margin in the third quarter more than offset the increase in revenues.  Our net income for the third quarter of 2010 was $1.7 million compared to $0.3 million for the same period in 2009.  During the third quarter of 2010 we reversed as other income the liability related to the registration payment agreement related to the financing we completed in 2008 in the amount of $1.6 million.  Our loss from operations for the first nine months of 2010 was $0.4 million compared to $54,000 in 2009.  The increase in operating loss was mainly due to higher operating expenses.  For the first nine months of 2010 we recorded net income of $0.7 million, compared to net income of $3.4 million in 2009.  The decrease in net income for the first nine months of 2010 was primarily due to a loss on the change in fair value of a derivative liability of $0.4 million, compared to a gain of $3.4 in the first nine months of 2009, and $0.4 million of increased general and administrative expenses in the first nine months of 2010 compared to the same period in 2009, partially offset by the extinguishment of the $1.6 million liability related to the 2008 registration payment agreement.

Our Outlook

 During the first nine months of 2010, we witnessed an increase in shipping activities across all of China’s major shipping ports and a rebound in container and cargo shipments outbound for the North American markets, with a particular increase in the outbound bookings for shipments to the United States.  We actively seek cooperative relationships with new cargo carriers for the routes to Europe and North America, which will allow us to further expand our services and maintain advantageous pricing, catering to our export customers for shipping to the regions. Following our recent signing of a long-term cooperative agreement with CVSA, a large South American cargo carrier, to expand our shipping services to the North and South American routes, we are currently in a negotiation with a new shipping company, Horizon Lines, to expand our services to cover additional European and American routes.

According to the China General Administration of Customs (GAC), China's foreign trade in the first nine months ended September 30, 2010 totaled $2.15 trillion, a year-over-year increase of 37.9%, which brought Chinese international trade close to the levels seen prior to the global economic crisis that began in the latter part of 2008.  In the third quarter of 2010 we witnessed a rise in trade activities in imports, exports, and the trade surplus compared to the second quarter of 2010.  Consistent with a rebound in foreign trade, especially in exports, we have witnessed an increase in export volumes from some of our major clients in the steel, textile, clothing and commodities industries in the third quarter of 2010 compared to the same period of 2009.
China's exports rose 25.1% in September in 2010 from a year earlier to $145 billion, but the pace of growth slowed from the 34.4% increase in August 2010.  At the same time, China's imports rose 24.1% year over year to reach a record $128.1 billion in September 2010, with the growth rate down 11.1 percentage points from the August 2010 increase from a year earlier.  Recently, China’s Central Bank announced its plan to ease its valuation of China’s currency against the U.S. dollar, which would result in a 5% increase in the sales price of U.S. dollar denominated trades.  Additionally, an appreciation in the valuation of the RMB may increase oil and transportation costs in China.  Effective October 20, 2010, China’s Central Bank unexpectedly raised its one-year lending rate to 5.56% from 5.31% for the first time since 2007 as China’s inflation rate accelerated at its fastest pace in the past two years to 3.6% in September 2010 according to a Bloomberg News survey.

While we have witnessed improved quoting and booking activities and an increase in our total sales revenues in the third quarter of 2010, we face a number of challenges in growing our business.  First, as China continues to tighten credit in the fourth quarter of 2010, its ability to fine tune the economy and inflation is being tested as its gross domestic product grew by only 9.6% during the third quarter of 2010, down from 10.3% seen in the second quarter of 2010.  Second, an overreaction to China’s bank lending curb and economic slowdown combined with renewed global financial worries could derail a fragile worldwide economic recovery, and potentially turn China’s controlled slowdown into a wider double dip recession.  Third, we foresee continued competition in the marketplace that may negatively impact our gross profit margins.  Therefore, our visibility beyond the current period is limited as uncertainties remain for the long-term health of the global economy, and we are unable to predict whether the current recovery of China’s import and export activities will continue its momentum beyond 2010.

It should be noted that the report of our independent registered public accounting firm included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC contains an explanatory paragraph that raised substantial doubt as to our ability to continue as a going concern based on our recurring losses from operations, limited working capital, an accumulated deficit and our ability to pay disgorgement to the SEC if it prevails in its case against us.  The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our unaudited consolidated results of operations for the three and nine months ended September 30, 2010 as compared to the three and the nine months ended September 30, 2009:

	2010	2009	$ Change	% Change
Sales	$6,931,542	$5,791,128	$1,140,414	19.7%
Cost of Sales	6,621,608	5,274,887	1,346,721	25.5%
Gross Profit	309,934	516,241	(206,307)	-40.0%
Total Operating Expenses	296,294	267,804	28,490	10.6%
Income from Operations	13,640	248,437	(234,797)	-94.5%
Total Other Income	1,658,586	12,020	1,646,566	nm
Net Income	1,661,688	253,759	1,407,929	554.8%
Net Income attributable to China Logistics Group, Inc.	$1,632,161	$103,580	$1,528,581	nm

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change

Sales	$18,144,298	$13,597,689	$4,546,609	33.4%
Cost of Sales	17,390,586	12,857,603	4,532,983	35.3%
Gross Profit	753,712	740,086	13,626	1.8%
Total Operating Expenses	1,176,399	794,421	381,978	48.1%
Loss from Operations	(422,687)	(54,335)	(368,352)	677.9%
Total Other (Expense) Income	1,140,093	3,432,490	(2,292,397)	-66.8%
Net (Loss) Income	696,060	3,363,317	(2,267,257)	-79.3%
Net (Loss) Income attributable to China Logistics Group, Inc.	$651,320	$3,285,047	$(2,633,727)	-80.2%

OTHER KEY INDICATORS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales as a percentage of sales	96%	91%	96%	95%
Gross profit as a percentage of sales	4%	9%	4%	5%
Total operating expenses as a percentage of sales	4%	5%	6%	6%

Revenues

Revenues for the third quarter of 2010 increased by $1.1 million, or 20%, compared to the same period in 2009.  Revenues for the first nine months of 2010 increased by $4.5 million, or 33%, compared to the same period in 2009.  The increase in revenues was primarily due to the economic stimulus measures undertaken by the Chinese government beginning in early 2009, which led to an economic rebound and an increase in both import activities and domestic consumption in the second half of 2009 and into 2010.  In addition, some of our key customers experienced double digit shipping revenue growth and 99% of our revenues were derived from outbound cargo shipping activities for exports of China produced dry goods.  Our revenue growth was in line with a broad rebound in China’s import and export activities and an increase in its domestic consumption.  However, beginning in the second quarter of 2010, our growth rate began to slow as a result of increased market competition in the logistics industry and the Chinese Central Bank’s regulatory policies to strengthen the Chinese currency’s exchange rate against the U.S. dollar, which made China produced goods more expensive for export.

Cost of Sales and Gross Profit Margins

Cost of sales increased by $1.3 million and $4.5 million, respectively, for the third quarter and the first nine months of 2010 compared to the same periods in 2009.  Gross profit margin was 4% for the third quarter and first nine months of 2010, compared to 9% and 5%, respectively, for the same periods in 2009.  The lower gross profit margins in 2010 are primarily a result of increased competition which lead to pricing concessions to our long-term customers and a lack of pricing concessions from shippers as demand increased.

Total Operating Expenses

Total operating expenses increased by $28,490, or 11%, for the third quarter of 2010compared to the same period in 2009, primarily as a result of an increase in general and administrative expenses, including insurance premiums, travel expenses and legal and professional fees. Total operating expenses increased $0.4 million, or 48%, for the first nine months of 2010 compared to the same period of 2009, as a result of an increase in general and administrative costs including $0.3 million in stock based compensation expenses for officers and directors, and $0.2 million for a one-time discretionary stock award to China Direct Investment, Inc. for consulting services, partially offset by a decrease of $0.1 million in professional fees associated with SEC regulatory compliance.

Total Other Income (Expenses)

Total other income (expenses) consists of interest expense, non-operating income and expense items and other gains and losses not reflected within income from operations.  Total other income amounted to $1.7 million for the third quarter of 2010 compared to $12,020 in the same period of 2009.  The increase is mainly due to the $1.6 million extinguishment of the liability related to the registration penalty agreement.  During 2010, we entered into an amendment agreement with the holders of the warrants that were issued in 2008, whereby the holders waived their right to liquidated damages in the event the shares underlying the warrants were not registered with the SEC prior to a prescribed date.  We had previously accrued $1.6 million as a penalty as the registration statement had not become effective prior to such date.  As a result of this amendment, we reversed the liability related to this penalty.

Total other income amounted to $1.1 million for the first nine months of 2010 compared to $3.4 million in the same period of 2009.  This change was primarily due to the loss of $0.5 million on the change in fair value of derivative liabilities recorded in the first nine months of 2010, compared to a gain of $3.4 million recorded in the same period in 2009, partially offset by the extinguishment of the $1.6 million liability related to the registration agreement penalty.

Foreign Taxes

Foreign taxes for the third quarter and the first nine months of 2010 totaled $10,538 and $21,346, respectively, which represented an increase of 57.3% and 43.9%, compared to the same periods of 2009 due to higher taxable income attributable to Shandong Jiajia, our operating subsidiary in China.

Net Income (Loss)

 Net income totaled $1.7 million in the third quarter of 2010, compared to $0.3 million in the same period of 2009.  The increase for the quarter was mainly due to $1.6 million of other income, partially offset by a $0.2 million reduction in our operating income, as the lower gross profit margin for the quarter more than offset the increase in revenues.  Net income totaled $0.7 million for the first nine months of 2010 compared to the net income of $3.4 million for the same period of 2009.  The decrease in net income was primarily due to the year over year change in fair value adjustment to the derivative liability of $8.0 million and the $0.4 million increase in general and administrative expenses, partially offset by the extinguishment of the $1.6 million liability related to the registration agreement penalty.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate amounts of cash to meet its needs for cash..  At September 30, 2010, we had $1.8 million in working capital, compared to $0.2 million of December 31, 2009.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern based upon our recurring losses from operations, net cash used in operations, accumulated deficit and our inability to pay disgorgement to the SEC if it prevails in its case against us.

If we are unable to improve our liquidity during the balance of 2010 or in the event the SEC prevails in its motion to seek $1.1 million in disgorgement from us, we will need to raise additional working capital.    As of September 30, 2010 we have not accrued the amount of disgorgement sought by the SEC and we do not have sufficient funds available to pay this amount should the Court rule in the SEC’s favor.  See Note 10 – Contingencies and Commitments included in this report.  We do not have any commitments for any additional capital and have been relying on advances from related parties to supplement our working capital needs.  Our historical operating results, the risk of having to pay disgorgement to the SEC and the uncertainty of the capital markets could hinder our efforts to raise additional capital.  If it is necessary for us to raise additional working capital there are no assurances such funds will be available to us.

Net cash used in operating activities in the first nine months of 2010 totaled $0.2 million, as the increases in our accounts receivable and advances to vendors of $1.5 million and $0.9 million, respectively, were largely offset by increases in accounts payable, advances from customers and other accruals and current liabilities of $0.8 million, $0.7 million and $0.7 million, respectively.  Net cash used in operating activities in the first nine months of 2009 totaled $0.7 million, and was comprised primarily of increases in our accounts receivable and prepaid expenses and other current assets of $1.0 million and $0.2 million, respectively, partially offset by increases to other accruals and current liabilities and advances from customers of $0.4 million and $0.2 million, respectively.

Net cash provided by investing activities during the first nine months of 2010 consists of $8,276 of repayments of advances to related parties.  Net cash used in investing activities during the first nine months of 2009 in the amount of $0.2 million was primarily derived from advances to related parties of $0.4 million, partially offset by repayment from related parties of $0.1 million.

Net cash used in financing activities during the first nine months of 2010 in the amount of $0.4 million was comprised of the repayment of advances from related parties.  Net cash used in financing activities during the first nine months of 2009 in the amount of $0.2 million was comprised of the repayment of advances from related parties.

Substantially all of our cash reserves are held in the form of RMB held in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.
The following table provides certain comparative information based on our consolidated balance sheets at September 30, 2010 as compared to December 31, 2009:

	September 30, 2010	December 31, 2009	Increase (decrease)%
Cash	$1,171,947	1,720,838	$(548,891)	-31.9%
Accounts receivable, net	4,407,647	2,923,990	1,483,657	50.7%
Other receivables and current assets	1,123,373	1,100,662	22,711	2.1%
Advances to vendors and other prepaid expenses	1,080,402	146,062	934,340	639.7%
Due from related parties	438,756	447,032	(8,276)	-1.9%
Total current assets	8,222,125	6,338,584	1,883,541	29.7%

Accounts payable - trade	3,485,804	2,733,820	751,984	27.5%
Accrued registration rights penalty	-	1,597,000	(1,597,000)	-100.0%
Other accruals and current liabilities	1,279,757	535,576	744,181	138.9%
Advances from customers	1,166,729	475,358	691,371	145.4%
Due to related parties	447,579	814,226	(366,647)	-45.0%
Foreign tax payable	22,963	18,784	4,179	22.2%
Total current liabilities	6,402,832	6,174,764	228,068	3.7%

Total current assets increased 30% at September 30, 2010 from December 31, 2009, primarily due to increases in net accounts receivable and advance to vendors, partially offset by a decrease of 32% ($0.5 million) in cash.

Total current liabilities decreased 4% at September 30, 2010 from December 31, 2009, as increases in accounts payable, advances from customers and other accruals and current liabilities, were largely offset by the elimination of the accrued registration rights penalty and a decrease in due to related parties.

Other receivables at September 30, 2010 were $1.1 million and were comprised of $0.8 million loans receivable from other entities with which we have a strategic relationship and deferred expenses of $0.3 million.  The amounts advanced to our strategic partners are unsecured, repayable on demand and bear no interest.

Due from related parties was $0.4 million at September 30, 2010 and December 31, 2009, and was comprised of advances to Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a noncontrolling owner of our company.  These advances are unsecured, do not bear interest and are payable on demand.

Due to related parties totaled $0.4 million at September 30, 2010, a decrease of 45% from that at December 31, 2009.  We obtain advances from related parties for working capital purposes, such advances bear no interest and are payable on demand. The decrease is primarily due to repayments to advances received from Tianjin Sincere Logistics Co., Ltd, which is 90% owned by the general manager of the Tianjin branch of our Shandong Jiajia subsidiary.

Commitments

We do not have any commitments for capital expenditures.

Rent expenses from our office leases for the third quarter and the first nine months of 2010 were $29,000 and $58,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the fourth quarter of 2010 and thereafter:

Period	Total

Fourth quarter of 2010	$24,000
Period Ended December 31, 2011	26,000
Period Ended December 31, 2012	22,000
Period Ended December 31, 2013	22,000
Period Ended December 31, 2014	22,000
Thereafter
$116,000

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards Codification (the “ASC”).  The amendments in this Update also provide a technical correction to the ASC.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.  The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued ASU No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to ASC 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in ASC 360-20 (Property, Plant, and Equipment) and ASC 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in ASC 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable.  If no other guidance exists, an entity should apply the guidance in ASC 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to ASC 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to ASC 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (ASC 715-20).  The conforming amendments to ASC 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in ASC 820-10 on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to ASC 855-10 as follows:

1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued.  If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between ASC 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855.  Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued ASU No. 2010-13 (“ASU 2010-13”), "Compensation—Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The provision of ASU 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.           Be commensurate with either of the following:
a.           The vendor's performance to achieve the milestone
b.    The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.           Relate solely to past performance
3.           Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety.  An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive.  Accordingly, an arrangement may contain both substantive and non-substantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election.  Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.             A description of the overall arrangement
2.             A description of each milestone and related contingent consideration
3.             A determination of whether each milestone is considered substantive
4.     The factors that the entity considered in determining whether the milestone or milestones are substantive
5.             The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.             Revenue
2.             Income before income taxes
3.             Net income
4.             Earnings per share
5.             The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any of the aforementioned or other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	risks from Securities and Exchange Commission litigation;
•	risks related to our liquidity and our ability to raise additional capital;
•	the loss of the services of any of our executive officers or the loss of services of any of our key persons responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
•	difficulties in raising capital in the future as a result of the terms of our April 2008 unit offering;
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010.

Based on this evaluation we concluded that as of September 30, 2010 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On October 19, 2009, the District Court in this case entered a Default Judgment of Permanent Injunction and Other Relief against Mr. Aubel. The default judgment enjoins Mr. Aubel from violating Sections 5(a), and 5(c) of the Securities Act of 1933, and Sections 10(b), 13(d), and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13d-1, and 16a-3, thereunder. In addition, the default judgment also bars Mr. Aubel from participating in any offering of a Penny Stock, pursuant to Section 21(d) of the Securities Exchange Act of 1934.

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

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  On September 10, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge for his consideration denying the SEC’s motion for disgorgement against us. Subsequently, pursuant to Magistrate Rule 4(a) the SEC filed objections to the Magistrate Judge’s Report and Recommendation and we filed a response to the SEC’s objections. On September 22, 2010, the District Court Judge set a hearing on December 10, 2010 to hear argument on the SEC’s objections and our response. The amount of disgorgement sought by the SEC has not been accrued nor have we established a loss reserve for the amounts sought as of September 30, 2010 or December 31, 2009 as we have objected to the SEC’s motion, no final determination by the District Court has been made and we cannot determine that it would be probable that a final judgment would be awarded to the SEC for the amounts it seeks. The SEC’s motion also seeks disgorgement and prejudgment interest from Mr. Aubel of $6,012,244 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel.

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

We are evaluating filing a separate lawsuit against Messrs. Harrell and Aubel and other parties involved in the improper conduct alleged by the Securities and Exchange Commission for damages we suffered as a result of their conduct.  In addition, we are evaluating filing a lawsuit against Mr. Aubel as a result of the uncertainty as to the validity of the amount of the note payable in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia. Once the District Court makes a final determination of the SEC’s motion for disgorgement, we will make a final decision whether we will proceed with the filing of a lawsuit against Messrs. Harrell and Aubel.

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

Date: November 15, 2010	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman and Chief Executive Officer (principal executive officer)

Date: November 15, 2010	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Yuan Huang
Yuan Huang
Yuan Huang, Chief Financial Officer (principal financial and accounting officer)