Form 10-Q/A
period 2010-06-30
China Logistics Group Inc
filed 2010-11-19
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (Amendment No. 1)

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
Yes No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No

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
[  ]Yes  [X]No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,508,203 shares of common stock are issued and outstanding as of August 12, 2010.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “Form 10-Q”) of China Logistics Group, Inc. (the “Company”) is being filed for the sole purpose of correcting an error on the signature page to the Form 10-Q as originally filed on August 16, 2010 which inadvertently listed Wei Chen as the Company’s Principal Financial and Accounting Officer rather than Yuan Huang.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-Q to modify or update the other disclosures presented in the Form 10-Q as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q previously filed on August 16, 2010 and the Company’s other filings with the SEC.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2010	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yuan Huang
Yuan Huang, Chief Financial Officer (principal financial and accounting officer)