Form 10-K
period 2010-12-31
China Logistics Group Inc
filed 2011-03-31
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
FORM 10-K
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,031,363 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  41,508,203 shares of common stock are issued and outstanding as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our continuing losses from operations and dependence on related party loans to satisfy our cash needs;;
•	the loss of the services of any of our executive officers or the loss of services of any of our employees responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
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

•	our ability to maintain an effective system of internal control over financial reporting.
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•	the limitation on our ability to receive and use our cash from operations effectively as a result of restrictions on currency exchange in China;
•	the impact of changes to the tax structure in the PRC; and
•	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments.

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

OTHER PERTINENT INFORMATION

We maintain our web site at www. chinalogisticsinc.com. Information on this web site is not a part of this annual report.

Unless specifically set forth to the contrary, when used in this Form 10-K the terms “China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiaries.

ii

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

 The Chinese Freight Forwarding Industry

In China, the freight forwarding industry began to develop in the early 1980s following the China Reform policy. In 1983, Sinotrans Ltd. was the only international freight forwarder registered with the China Ministry of Foreign Trade and Economic Cooperation. By 2009, approximately 19,000 international freight forwarders were registered with the China Ministry of Commerce. This increase is attributed to increasing international trade and a gradual relaxation of regulations by the Chinese government.

According to Tradingeconomics.com, an international economics publication which regularly compiles economic statistics from the World Bank, the International Monetary Fund and various central banks and national statics bureaus, China's foreign trade accounted for $2.97 trillion in 2010, an overall increase of 34.7%. Chinese exports grew by 31.1%, while imports increased by 38.7%. China is also the largest exporter and second largest importer of goods, with its top six trade partners (US, Japan, Hong Kong, South Korea, Taiwan, Germany) making up over 50 percent of the country's international trade.

China Economic Net anticipates that China's foreign trade will grow at a slower rate in 2011 as compared to 2010, with total foreign trade in 2011 expected to be approximately $3.6 trillion.  Export volume is anticipated to be approximately $1.9 trillion, with an increase of 20% compared with 2010; and import volume is expected at approximately $1.7 trillion, an increase of 23% compared with 2010.  The trade surplus in 2011 is expected to be largely unchanged from 2010.

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

To accommodate our customers shipping needs, we can either facilitate the shipment of a full container or, if the shipment is less than a full container-load, we will co-load a customer's merchandise with other customers or freight forwarders to create a full container. Containers are in sizes of either 20 foot or 40 foot, each are used for ocean freight, and a 20 foot container can carry 17.5 metric tons of merchandise while a 40 foot container can carry 22 metric tons of merchandise. For full container loads, as part of its normal services we will deliver the empty container to a customer’s factory and the customer loads the merchandise. We then transport the container to the port of departure for customs clearance. Once the clearance is obtained, we load the containers on to the ship and issue the bill of lading and service invoice to our customer.

For shipments of less than full container loads, merchandise which will be co-loaded with merchandise from other customers or freight forwarders.  Our customers may either request that the merchandise be picked up at its factory or deliver the merchandise directly to a warehouse in Shanghai. Upon receipt at the warehouse, we will store the merchandise until a sufficient quantity of other merchandise is received to fill the particular container. Generally, the merchandise is in storage for 30 days or less. An unrelated third party owns the warehouse and we pay for space on an as-used basis depending upon the size, quantity and duration. The cost is included in the amount charged to the customer for the shipment. Thereafter, the procedure for completing the shipment is similar to that which is described above for full container load shipments from a customer.

We do not insure our customer’s merchandise while it is in our possession. As part of our normal and customary terms we require our customers to purchase insurance coverage.

Typically payment is delineated in the initial order. We collect payment for our services from either:

•	the shipper when the merchandise departs if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight) basis, or
•	from the recipient when merchandise arrives at destination port if the trade pricing term is on an FOB (free on board) basis.

We are a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (RCL), Ryder CRSA Logistics, Compaснa Sud Americana de Vapores (“CSAV”) and Horizon Lines, LLC.  We are also a member of the China Cargo Alliance (“CCA”), an independent network of air and sea freight forwarders serving international trade of China. CCA currently has 120 members, including 80 overseas forwarders operating in 53 countries and 40 Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order for service fee.

We generally receive 30 day terms from the airlines and shipping lines with which we transact business. For the shipping lines to North America, we enter into annual sales contracts with various shipping companies in order to ensure a sufficient amount of shipping and air cargo space is available at pre-determined prices. In these contracts, we are assigned a certain amount of cargo space but we are not required to either pre-purchase the cargo space or otherwise required to provide a deposit. The number of available spaces is determined based on negotiation between Shandong Jiajia and the shipping company. If we do not re-sell the cargo space, we would be required to pay a penalty, which is approximately $400 per container.  We usually reserve a relatively small amount of cargo space in order to avoid overbooking. Because of our long-term relationships with these various shipping companies however, Shandong Jiajia has never experienced any difficulties in obtaining sufficient cargo space to meet our customers’ needs.

We are committed to providing competitive pricing and efficient, reliable service to our customers. We believe that we have good relationships with our customers, major airlines, shipping lines and our network of overseas agents. Our salespersons are responsible for marketing our services to a diversified customer base and for establishing new customer relationships. We employ 30 full time salespersons.  These salespersons solicit business through a variety of means including personal visits, sales calls, and faxes.  Our customers sign annual or project-based contracts with us and the terms of the contract determine the merchandise, price, and delivery instructions. Sales persons are compensated with base salary and earn a sales commission based on net profit generated in excess of predetermined benchmarks.

During 2010, we witnessed an increase in shipping activities across all of China’s major shipping ports and a rebound in container and cargo shipments bound for the North American markets, with a particular increase in the outbound bookings for shipments to the United States.  We actively seek cooperative relationships with new cargo carriers for the routes to Europe and North America, which will allow us to further expand our services and maintain advantageous pricing in catering to our export customers. Following our recent signing of a long-term cooperative agreement with CVSA, a large South American cargo carrier, to expand our shipping services to the North and South American routes, we entered a service contract with Horizon Lines, a new shipping company operating five port terminals linking the continental United States with Alaska, Hawaii, Guam, Micronesia and Puerto Rico, to expand our services to cover additional European and American routes.

Customers, transaction currencies and credit terms

We generate revenues through sales to existing customers as well as new customers. Existing customers initiate historically approximately 60% of our revenues, 20% are to new customers generated by our sales persons, and the remaining 20% are referrals from third party agents. The focus of products shipped by our customers varies across the branches. In the Qingdao area, the major export is agricultural products to Australian-Zelanian line and Southeast Asia line. Clothing and electronic products to Europe and the U.S. are the focus of the Shanghai branch and the Xiamen branch carries daily merchandise and hardware products to Europe and Africa. The rate we charge our customers fluctuates with market prices. We may elect to lower the rates on the occasions that a particular order involves a large quantity of freight, the customers has a good credit rating, and/or the customer has a record of prompt payment.

We do not require a deposit to engage our services. Sales of our freight forwarding services are generally made on credit. Fees are denominated in Renminbi (“RMB”), the functional currency of the PRC, and shipping costs charged by the various shipping companies are denominated in U.S. dollars. Historically, our existing customers generally settle their accounts receivable within 30 days after they receive a commercial invoice. For those orders with pricing terms of CIF and CFR, new customers are required to make payment in order to obtain one original copy of the bill of lading from us. The customer submits the bill of lading to the bank to settle the foreign exchange in its account. For orders with FOB pricing terms, we issue a delivery order to our agent at the port of destination.

Competition

We are one of approximately 19,000 registered international freight forwarding companies in China. The industry is dominated by a few state-owned companies. Our primary competitors are state owned Tianjin Zhenhua Logistics Group Co., Ltd., foreign joint ventures Qingdao Ocean & Great Asia Transportation Co., Ltd., and Air Sea Transport, Inc. These competitors each have developed a service network nationwide and internationally and have proprietary warehouses and transportation departments. Other smaller competitors generally do not have the financial wherewithal to meet the minimum registered capital requirements to permit their formation as an independent international freight forwarding company.

While the requirement to register as an international freight forwarding company to obtain a business license in China was amended in 2004 to provide that approval from the Ministry of Commerce is no longer necessary, we believe our ability to market our company as a veteran freight forwarding cargo company provides various competitive advantages. We have been operating since 1999 and we believe that our experience is a competitive advantage and serves as a benefit to exporters and importers as well as shipping agencies seeking to sell cargo space.  We have developed stable shipping volume since 1999, which allows us to make a commitment to shipping agencies for cargo space, which in turn permits us to receive advantageous pricing.

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

Previously, each year we were required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as Shandong Jiajia, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. We completed the required registration in April 2010.

Employees

As of March 21, 2011 we had 138 full-time, salaried employees who are all located in China.  Our employees are organized into a union under the labor laws of China and receive labor insurance.  These employees can bargain collectively with us. We believe we maintain good relations with our employees.

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

On August 11, 2004 (with an effective date of June 1, 2004) we entered into a stock purchase agreement with Mr. James Joachimczyk, the sole shareholder of Graphics Distribution, Inc., a privately held company engaged in the business of selling and distributing electronic products. The principal terms of the agreement provided that we would acquire all of the issued and outstanding shares of Graphics Distribution, Inc. for a purchase price of $1,500,000 plus the issuance of 25,000 shares of our common stock.  Additional consideration included in this stock purchase agreement required our company to collateralize an existing line of credit in the amount of $2,500,000 as well as retain the services of the selling shareholder, pursuant to a consulting agreement dated August 11, 2004, for a term consistent with the fulfillment of the payment terms under the stock purchase agreement. At closing, we tendered our initial deposit of $350,000, but thereafter we defaulted on the remaining balance due, as well as the collateralization provision. In October, 2008, we obtained a general release from Mr. Joachimczyk and Graphics Distribution, Inc. releasing us from any and all liability and causes of action that Mr. Joachimczyk and Graphics Distribution, Inc. had or may have against us as of October 14, 2008.

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

Shandong Jiajia was initially identified by Mr. Weidong Wang as a PRC-based company in search of capital to expand its operations.  Mr. Wang, who had a business relationship with Dragon Venture (Shanghai) Capital Management Co., Ltd., brought the company to the attention of that entity that in turn brought it to the attention of Capital One Resource Co., Ltd.  Thereafter, China Direct Industries, Inc. assisted us with the negotiations with Messrs. Chen and Liu, the principals of Shandong Jiajia, and under the terms of a December 31, 2007 consulting agreement it agreed to provide translation services as well as advice on the restructuring of our balance sheet, and coordinated the efforts of legal, accounting and auditing service providers related to the completion of the acquisition of Shandong Jiajia.  The definitive terms of the transaction were reached after negotiations by us with Messrs. Chen and Liu.  Messrs. Chen and Liu, who were unrelated parties to us prior to the transaction, are unrelated parties to both China Direct Industries, Inc. and Capital One Resource Co., Ltd.

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

Under the terms of an assumption agreement dated December 31, 2007 and as contemplated by the terms of the acquisition agreement for Shandong Jiajia, Mr. David Aubel, a principal shareholder of our company, agreed to personally assume liabilities in the aggregate amount of $1,987,895 which may result from a stock purchase agreement we entered into in August 2004 with Graphics Distribution, Inc.  Mr. Aubel’s agreement to assume this liability was the result of negotiations preceding the execution of the acquisition agreement for Shandong Jiajia as Messrs. Liu and Chen were unwilling to proceed with the transaction if the company remained exposed to the potential liability related to the Graphics Distribution, Inc. stock purchase agreement.  In addition, the acquisition agreement contemplated that the accrued compensation and convertible related party note payable included in our current liabilities at September 30, 2007 would be converted into shares of our common stock at conversion rates of $0.72 and $0.80 per share (post 1:40 reverse stock split).

At the time of the agreement we did not have sufficient authorized but unissued shares of our common stock to provide for the conversion of these liabilities, resulting in the issuance of approximately 3,445,853 shares of our common stock. Included in these liabilities which were to be converted was approximately $419,000 of accrued compensation due Mr. Jeffrey Harrell, our former CEO and President, and approximately $2,521,380 due to Mr. David Aubel under a convertible note and a loan. Effective on the close of business on March 11, 2008 we amended our articles of incorporation to increase our authorized capital which provided sufficient shares to permit these conversions.

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

WE HAVE A HISTORY OF REPORTING OPERATING LOSSES AND OUR ABILITY TO REPORT NET INCOME HAS BEEN THE RESULT OF NON-CASH GAINS.

We have historically incurred operating losses, as well as negative operating cash flows.  We operate on very small gross profit margins and our sales are not sufficient to pay our operating expenses.  For 2010 and 2009, we reported operating losses of $1.3 million and $1.6 million, respectively, and at December 31, 2010 we had an accumulated deficit of approximately $19.5 million.  We had working capital of $1.1 million at December 31, 2010 which our management believes is sufficient to fund our operations for the next 12 months.  However, unless we are able to either significantly increase our gross profit margin or significantly reduce our operating expenses, which increased approximately 36% in 2010 from 2009, we will in all likelihood continue to report operating losses.  Given the competitive environment in which we operate, there are no assurances that we will ever achieve operating profitability in the future.

WE ARE DEPENDENT ON THIRD PARTIES FOR EQUIPMENT AND SERVICES ESSENTIAL TO OPERATE OUR BUSINESS, AND WE COULD LOSE CUSTOMERS AND REVENUES IF WE FAIL TO SECURE THIS EQUIPMENT AND THESE SERVICES.

We are a non-asset based freight forwarding company and we rely on third parties to transport the freight we have arranged to ship. Thus, our ability to forward this freight and the costs we incur in connection therewith is dependent upon our ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the year, the shipment’s transportation lane, the number of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our profits, which will adversely impact our results of operations in future periods.

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

WE INCUR SIGNIFICANT CREDIT RISKS IN THE OPERATION OF OUR BUSINESS WHICH COULD REDUCE OUR OPERATING PROFITS.

Various aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we have in the past incurred losses for some customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them.  Our operating losses in 2010 and 2009 reflect bad debt expense of $0.5 million and $0.3 million, respectively.

RISKS RELATED TO DOING BUSINESS IN CHINA

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES OR OTHER FOREIGN LAWS.

All of our operations and substantially all of our assets are in China. In addition, all of our executive officers and directors reside within China. As a result, it may not be possible to effect service of process within the United States upon these executive officers or directors, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions under U.S. federal securities laws or applicable state securities laws. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

FLUCTUATION IN THE VALUE OF THE RENMINBI (RMB) MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs and our assets are denominated in RMB. Any significant fluctuation in the value of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position in future periods. For example, an appreciation of the RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we might need to convert U.S. dollars into RMB for such purposes.  These increased costs would result in greater operating expenses to us and could increase our operating loss in future periods.

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

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Shandong Jiajia, which represents all of our current operations.

A SLOWDOWN IN THE CHINESE ECONOMY OR AN INCREASE IN ITS INFLATION RATE MAY ADVERSELY IMPACT OUR REVENUES.

The Chinese economy’s average annual growth rate was 9.31% from 1989 through 2010. In 2010 China’s economy grew at the rate of 10.3%, with a growth rate of 9.8% in the fourth quarter over the same quarter in 2009 despite a series of tightening measures by Chinese monetary authorities in 2010 to tame inflation. As inflation pressure is intensifying into early 2011, some analysts warn that more forceful tightening measures by Chinese monetary authorities are expected in 2011 to further rein in inflation.

We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the operations of a variety of industries in China that use or would be candidates to use our services.

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

Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct our current operations. If we were unable to continue our operations as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR CASH FLOWS EFFECTIVELY.

Because all of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use operating cash flow generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

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

At March 18, 20111we had 41,508,203 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into additional shares of our common stock, were outstanding:

•	4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible Preferred Stock which we are presently issued and outstanding; and
•	33,561,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $0.20 per share to $1.30 per share.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time.  Assuming we do not issue any additional shares of our common stock, the issuance of the shares of common stock underlying the Series B Convertible Preferred Stock will increase our issued and outstanding shares of common stock by approximately 13%.  In the event of the exercise of the warrants, the number of our outstanding common stock will increase by almost 100% and will have a dilutive effect on our existing shareholders.  In addition, because warrants to purchase an aggregate of 31,558,500 shares of our common stock are exercisable on a cashless basis, if the cashless exercise feature was to be used by the holder, while we would issue a fewer number of shares of common stock we would not receive any proceeds for these issuances.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, THE ABSENCE OF WHICH MAY LIMIT SHAREHOLDERS’ PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Federal legislation, including the Sarbanes-Oxley Act of 2002, resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures were adopted in response to legal requirements. Others were adopted by companies in response to the requirements of national securities exchanges, such as the NYSE Amex or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we have adopted a Code of Business Conduct and Ethics, none of the members of our board of directors are considered independent directors and we have not adopted corporate governance measures such as an audit or other independent committee of our board of directors. It is possible that if we were to expand our board of directors to include independent directors and adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  However, because our current board of directors is comprised of our executive officers, subject to their fiduciary duty obligations these individuals have the ability to make decisions regarding their compensation packages, transactions with related parties and corporate actions that could involve conflicts of interest.  Prospective investors should bear in mind our current lack of independent directors and corporate governance measures in formulating their investment decisions.

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

Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities.  Purchasers of our common stock may find it difficult to resell their shares in the secondary market.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

The Class A warrants and Class B warrants issued in our 2008 Unit Offering, which are exercisable into an aggregate of 31,558,500 shares of our common stock, contain a cashless exercise provision. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. The utilization of this cashless exercise feature will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

OUR COMMON STOCK IS THINLY TRADED.  IF THE SELLING SECURITY HOLDERS ALL ELECT TO SELL THEIR SHARES OF OUR COMMON STOCK AT THE SAME TIME, THE MARKET PRICE OF OUR SHARES MAY DECREASE.

It is possible that selling security holders will offer all of their shares for sale. Because the market for our common shares is thinly traded, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock and purchasers of our common stock may never be able to resell their shares for the original purchase price.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      PROPERTIES.

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China  200011 which serves as our principal executive offices under a lease which expires May 31, 2011. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,788) per month in rent.  We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,775) per month in connection with this lease.  We anticipate that we will renew this lease prior to its expiration upon substantially the same terms and conditions.

Our China headquarters occupies approximately 2,368 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on January 31, 2011. The annual rent is approximately $30,400 (RMB 200,752). In January 2011, we renewed the lease through January 31, 2012 at an annual rental obligation of RMB 223,234 (approximately $33,823).

We also rent various office spaces throughout China as set forth in the following table.  The U.S. dollar amounts are approximations based on current exchange rates.

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Xiamen Branch, Xiamen City, Fujian Province (1)	1,026	$1,636 (RMB 10,800)	$0	December 31, 2011
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (2)	1,184	$4,545 (RMB 30,000)	$0	March 15, 2011
Tianjin Branch, Tianjin City (3)	3,014	$22,727 (RMB 150,000)	$0	May 31, 2013

(1)
We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager. We anticipate that we will renew this lease prior to its expiration. upon substantially the same terms and conditions.

(2)	We lease the offices for our Lianyuangang Branch from an unrelated third party.
(3)	We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager.

There are no assurances that the terms of the transactions with these related parties are comparable to terms that we could have obtained from unaffiliated third parties.

ITEM 3.                      LEGAL PROCEEDINGS.

On September 24, 2008, the Securities and Exchange Commission filed a civil complaint in the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD MCALILEY) against Mr. V. Jeffrey Harrell, our former CEO and principal and financial accounting officer, Mr. David Aubel, previously our largest shareholder and formerly a consultant to us, and our company based upon the alleged improper conduct of Messrs. Harrell and Aubel that occurred at various times between in or about April 2003 and September 2006.  The Securities and Exchange Commission’s complaint alleges that Mr. Harrell filed annual and quarterly reports with the Securities and Exchange Commission that, among other things, materially overstated our revenues and assets and understated our net losses.  The complaint also alleges that Mr. Harrell falsely certified numerous annual and quarterly reports we filed with the Securities and Exchange Commission that he knew, or was severely reckless in not knowing, contained material misstatements and omissions.  The complaint further alleges that from November 2003 to September 2006, Mr. Harrell and Mr. Aubel issued a series of false and misleading press releases announcing our acquisition of another company, the availability of large credit facilities, and an international operating subsidiary. Taking advantage of our artificially inflated stock price, the complaint alleges that Mr. Aubel dumped millions of shares of our stock, acquired at steep discount from us, into the public market in transactions that were not registered under federal securities laws.  The complaint alleges that the conduct of Messrs. Harrell and Aubel and our company constituted violations of various sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint seeks, among other things, to permanently enjoin Messrs. Harrell and Aubel and us from engaging in the wrongful conduct alleged in the complaint, disgorgement, civil monetary penalties, and a penny stock bar against Mr. Aubel, civil monetary penalties, a penny stock bar, and an officer and director bar against Mr. Harrell and disgorgement against us.

Our current management had no knowledge of Messrs. Harrell and Aubel’s improper conduct as alleged in the complaint, which relate to their actions prior to 2007 involving us when our company was known as Video Without Boundaries, Inc. In December 2007, control of our company, which at the time had changed its name to MediaREADY, Inc., was acquired by principals and other parties unrelated to Messrs. Harrell and Aubel in connection with the acquisition and financing of Shandong Jiajia. After the acquisition of a 51% interest in Shandong Jiajia, we changed our name to China Logistics Group, Inc. and Messrs. Harrell and Aubel remain minority shareholders of our company.

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

On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleges that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $930,000 in debt we owed to Mr. Aubel.  The SEC sought disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489.77 for a total disgorgement obligation of $1,078,489.77.  The SEC’s motion also sought disgorgement and prejudgment interest from Mr. Aubel of $6,012,244.30 and civil penalties of $130,000 against Mr. Harrell and $250,000 against Mr. Aubel.

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  On September 10, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge for his consideration denying the SEC’s motion for disgorgement against us. Subsequently, pursuant to Magistrate Rule 4(a) the SEC filed objections to the Magistrate Judge’s Report and Recommendation and we filed a response to the SEC’s objections.  On December 8, 2010, the Honorable Alan S. Gold, U.S. District Judge the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD/MCALILEY) entered an order which, among other things, affirmed and adopted the Magistrate Judge’s September 10, 2010 report and recommendation denying the SEC’s motion seeking disgorgement of $931,000 from us and denied the SEC’s motion for disgorgement from us. The Court’s December 8, 2010 order became final on February 8, 2011 because neither the SEC nor any of the defendants in this case filed a notice of appeal by the deadline for filing a notice of appeal in this case.

Based on the Court’s ruling in our favor in this case and our inability to identify any assets of Messrs. Harrell and Aubel, the amount of the SEC’s judgment against them, the existence of their other creditors who would have priority over a claim by us, we do not believe that filing suit against Messrs. Harrell and Aubel would justify the costs, expense and time we would have to commit to file a lawsuit and pursue collection of any judgment we may ultimately obtain. Consequently, we do not plan to file a lawsuit against Messrs. Harrell and Aubel as a result of the SEC litigation or the validity of the amount of the former note payable to Mr. Aubel in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

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

	High	Low
2009
First quarter ended March 31, 2009	$0.19	$0.05
Second quarter ended June 30, 2009	$0.12	$0.04
Third quarter ended September 30, 2009	$0.11	$0.055
Fourth quarter ended December 31, 2009	$0.12	$0.08

2010
First quarter ended March 31, 2010	$0.12	$0.05
Second quarter ended June 30, 2010	$0.14	$0.07
Third quarter ended September 30, 2010	$0.09	$0.05
Fourth quarter ended December 31, 2010	$0.15	$0.04

On March 23, 2011, the last sale price of our common stock as reported on the OTCBB was $0.10.  As of March 22, 2011, there were 241 owners of record of our common stock.

Dividend Policy

Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements our operating and financial condition, and the ability of our operating subsidiary, Shandong Jiajia, to obtain approval to send monies out of the PRC. We have never paid cash dividends on our common stock and it is highly unlikely that we will pay dividends in the foreseeable future.

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

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and notes thereto appearing elsewhere in this report.  We maintain our financial records and report on a calendar year basis; as such the year ended December 31, 2010 is referred to as “2010”, the year ended December 31, 2009 is referred to as “2009”, and the coming year ending December 31, 2011 is referred to as “2011.”

OVERVIEW

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia in a capital transaction, implemented through a reverse acquisition.  Established in November 1999, Shandong Jiajia is a non-asset based international freight forwarder and logistics manager located in the PRC.  The business and operations of Shandong Jiajia represent all of our operations. Shandong Jiajia acts as an agent for international freight and shipping companies.  Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China.  We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.  Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang.  We coordinate with agents in North America, Europe, South America, Australia, Asia, and Africa.

Our Performance
Our revenues for 2010 grew by $3.5 million, or 18%, compared to 2009.  Our gross profit margins improved to 4.9% in 2010 compared to 0.6% in 2009.  Our operating expenses increased by approximately 47% in 2010 to $2.5 million.  Our loss from operations in 2010 was $1.3 million, compared to $1.6 million in 2009.  Our net loss in 2010 was $0.2 million, compared to net income of $1.8 million in 2009.  Our net loss in 2010 was reduced by the one-time non-cash gain of $1.6 million associated with the extinguishment of the liability related to registration rights penalties associated with our 2008 Unit offering.  Net income in 2009 was favorably impacted by a $3.3 million gain on the change in fair value of our derivative liability, compared to a loss of $0.4 million in 2010.

Our Outlook
The Chinese economy has grown at 9.31% on average from 1989 until 2010. In 2010 China’s economy grew at the rate of 10.3%, with a growth rate of 9.8% in the fourth quarter over the same quarter in 2009 despite a series of tightening measures by Chinese monetary authorities in 2010 to tame inflation. As inflation pressure intensifies in early 2011, additional measures are expected to be enacted by Chinese monetary authorities in order to curb inflation.  Effective October 20, 2010, China’s Central Bank raised its one-year lending rate to 5.56% from 5.31% for the first time since 2007 as China’s inflation rate accelerated at its fastest pace in the past two years to 3.6% in September 2010 according to a Bloomberg news survey. On December 25, 2010, China’s Central Bank raised China’s benchmark rate by an additional 0.25%. In January, 2011, China’s Central Bank made fighting inflation its priority and ordered a shift from easy credit to “prudent monetary policy” in 2011. On February 8, 2011, China’s Central Bank raised the benchmark one year lending rate once again to $6.06% in its renewed efforts to combat the country’s inflation.

According to the China General Administration of Customs (GAC), China's foreign trade in 2010 increased by 34.7% from 2009 to $2.97 trillion.  The country's exports grew 31.3% year over year in 2010 to $1.58 trillion while imports increased 38.7% to $1.39 trillion, with its trade surplus falling 6.4% to $183.1 billion. The trade surplus in 2010 accounted for 6.2% of all foreign trade for the year, down from 8.9% in 2009 and 11.6 % in 2008. The growth of foreign trade and the decrease in the trade surplus in 2010 have demonstrated the trends of a strong recovery in trade volumes and imports growing faster than exports, which is driven by higher commodity prices and growth in import spending in 2010.  China Economic Net anticipates that China's foreign trade will grow at a slower rate in 2011 as compared to 2010, with total foreign trade in 2011 expected to be approximately $3.6 trillion.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against US dollar, we believe that the imports-related business will gradually emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. During 2011 we will seek to secure the services of foreign agents to expand our operations internationally in an effort to increase our revenues from the import-related freight forwarding business. We expect the overseas operations to gradually grow in the next several years and eventually to contribute about 15% of the total revenues of the Company. In addition, we are in negotiations with some of the major Chinese feed companies that regularly import a large volume of raw materials from overseas such as protein, soy beans and corn. We expect the engagement of these import-oriented customers to give us an advantageous position relative to the competition in 2011.

While we have witnessed improved quoting and booking activities and an increase in our total sales revenues in 2010, we face a number of challenges in growing our business.  We expect that the recent increases in oil prices will further increase our shipping costs and likely impact our gross profit margin in 2011. In addition, the reaction to China’s restrictive monetary policies and potential slowing of the Chinese economy, combined with renewed global financial worries, could endanger the fragile worldwide economic recovery, causing the global economy to revert back into recession.  We also foresee continued competition in the marketplace that may negatively impact our gross profit margins.  Therefore, our visibility beyond the current period is limited as uncertainties remain for the long-term health of the global economy.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for 2010 and 2009:

	2010		2009		Increase (decrease)%
Sales	$23,361,093	100.0%	$19,824,390	100.0%	$3,536,703	17.8%
Cost of sales	22,206,183	95.1%	19,699,736	99.4%	2,506,447	12.7%
Gross profit	1,154,910	4.9%	124,654	0.6%	1,030,256	826.5%
Total operating expenses	2,482,208	10.6%	1,684,660	8.5%	797,548	47.3%
Loss from operations	(1,327,298)	-5.7%	(1,560,006)	-7.9%	232,708	-14.9%
Other income, net	1,190,067	5.1%	3,351,881	16.9%	(2,161,814)
Provision for income taxes	28,841	0.1%	28,078	0.1%	763	2.7%
Net (loss) income	(166,072)	-0.7%	1,763,797	8.9%	(1,929,869)	-109.4%
Less: loss attributable to noncontrolling interest	(201,792)	-0.9%	(507,412)	-2.6%	305,620	-60.2%
Net income attributable to China Logistics Group, Inc.	$35,720	0.2%	$2,271,209	11.5%	$(2,235,489)	-98.4%

Sales

Sales of $23.3 million in 2010 represents an increase of $3.5 million, or 17.8%, compared to 2009, and reflects increased shipping activities across all of China’s major shipping ports, particularly with respect to outbound container and cargo shipments to the North American markets.  More than 90% of our revenues are comprised of outbound shipping logistic revenues for China exports, and we have benefited from the substantial growth in Chinese exports in 2010, as well as a gradual recovery in the overall global economy.

Cost of sales

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $2.5 million in 2010 compared to 2009.  Our gross margin was 4.9% in 2010 compared with 0.6% in 2009.  Our gross margin in 2009 was adversely impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb.

Total operating expenses

Operating expenses of $2.5 million in 2010 represent an increase of $0.8 million over 2009.  The increase is mainly due to $0.4 million in stock-based compensation expenses for officers and directors in 2010, a $0.2 million increase in bad debt expense resulting from the age of certain outstanding trade receivables and a $0.2 million increase in selling and administrative expenses at our Tian Jin facility.

Total other income, net

Total other income, net, which consists of interest expense, non-operating income and expense items and other gains and losses not reflected within loss from operations, was $1.2 million in 2010 compared with $3.4 million in 2009.  During 2010, we entered into an amendment agreement with the holders of the warrants that were issued in 2008, whereby the holders waived their right to liquidated damages in the event the shares underlying the warrants were not registered with the SEC prior to a prescribed date.  We had previously accrued $1.6 million as a penalty as the registration statement did not become effective prior to such date.  As a result of the amendment to eliminate this penalty, we reversed the corresponding liability, resulting in other income of $1.6 million.  This amount was partially offset by a $0.4 million loss related to the change in fair value of these warrants during 2010 prior to the effective date of the amendment, which also resulted in a modification of the terms of the warrants such that they no longer were required to be marked to market through earnings each period.  During 2009, we recorded a $3.3 million gain on the change in fair value of the warrants.

Foreign Taxes

Foreign taxes of $29,000 in 2010 was largely unchanged from 2009 and is based upon taxable income in the PRC.  We did not generate revenues in the U.S. in any period, as our U.S. operations consist of solely of corporate and administrative expenses associated with being a public company, stock-based compensation and other non-operating gains and losses.  The resulting net loss carryforward for U.S. tax purposes remains fully reserved with a valuation allowance, thus no income tax benefit is recorded.

Net (Loss) Income

Net loss in 2010 was $0.2 million, compared with net income of $1.8 million in 2009.  The decrease is mainly due to the gain on the change in fair value of our warrants in 2009 of $3.3 million with a corresponding loss of $0.4 in 2010, partially offset by the extinguishment of the registration rights liability of $1.6 million and lower operating loss in 2010.  The net loss in 2010 is comprised of income of $0.2 million in the U.S. and a loss of $0.4 million at our Shandong Jiajia subsidiary, of which we own 51%.  Therefore, $0.2 million of Shandong Jiajia’s net loss is attributed to the noncontrolling interest holders, resulting in net income attributable to China Logistics Group, Inc. of $36,000 million in 2010.  The net income in 2009 is comprised of income of $2.8 million in the U.S. and a loss of $1.0 million at Shandong Jiajia, with $0.5 million of the loss being attributed to the noncontrolling interest holders of Shandong Jiajia.  As a result, net income attributable to China Logistics Group, Inc. was $2.3 million in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2010, we had working capital of $1.1 million, as compared to $0.2 million at December 31, 2009.  This improvement was largely due to the elimination of the registration rights penalty related to our outstanding warrants and the extinguishment of the corresponding liability in the amount of $1.6 million.

While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand and other components of our working capital will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

The following table provides comparative information on the components of our working capital at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	Increase (decrease)	% change
Cash	$1,309,848	$1,720,838	$(410,990)	-23.9%
Accounts receivable, net	3,104,526	2,923,990	180,536	6.2%
Advances to vendors and other prepaids	347,409	146,058	201,351	137.9%
Other receivables	1,017,706	1,100,662	(82,956)	-7.5%
Due from related parties	638,420	447,033	191,387	42.8%
Total current assets	$6,417,909	$6,338,581	$79,328	1.3%

Accounts payable - trade	$2,658,710	$2,733,820	$(75,110)	-2.7%
Other accruals and current liabilities	693,565	535,576	157,989	29.5%
Advances from customers	466,056	475,358	(9,302)	-2.0%
Accrued registration rights penalty	-	1,597,000	(1,597,000)	-100.0%
Due to related parties	1,438,667	814,226	624,441	76.7%
Foreign tax payable\	15,153	18,784	(3,631)	-19.3%
Total current liabilities	$5,272,151	$6,174,764	$(902,613)	-14.6%

Total current assets at December 31, 2010 is largely unchanged.  The decrease in cash of $0.4 million is due to cash used in operations of $0.8 million and increases in advances to Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia of $0.2 million, partially offset by additional advances received from certain members of Shandong Jiajia’s management in the amount of $0.5 million (see Item 13, Certain Relationships And Related Transactions, And Director Independence) the effects of exchange rate changes of $0.1 million.

Our days’ sales outstanding of gross accounts receivable at December 31, 2010 was 77, compared to 78 in 2009, and we increased the allowance for doubtful accounts by $0.5 million.

 From time to time Shandong Jiajia has lent funds to approximately 10 different customers and strategic partners who are unrelated parties and refer business to us.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans to build long-term relationships, encourage continued business, and benefit from additional referral business.  The decision to make these loans is made by our senior management, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.  These amounts, which totaled $0.8 and million and $1.0 million at December 31, 2010 and 2009, respectively, are reflected in Other Receivables.  Other receivables also includes $0.1 million for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

Other accruals and current liabilities increased by $0.2 million due to increases in advances from unrelated parties and higher accruals in the normal course of business associated with the increase in sales volume.  The increase in related party payables is mainly due to additional advances received from certain members of Shandong Jiajia’s management, and an additional $0.1 million in promissory notes issued to China Direct.  These notes accrue interest at an annual rate of 4% and are payable at various dates in 2011.  The proceeds from these notes were used for working capital.

On February 16, 2011, we borrowed an additional $22,500 from China Direct through the issuance of a promissory note.  The note accrues interest at 4% annually, and is due February 15, 2012.  The proceeds from this note were also used for working capital.

Net cash used in operating activities in 2010 totaled $0.8 million compared to $1.9 million in 2009.    The following table summarizes the components of cash flow from operations for 2010 and 2009:

	2010	2009
Net income (loss)	$(166,072)	$1,763,797
Depreciation and amortization, bad debt expense, stock-based compensation and other non-cash gains and losses	(5,386)	(2,987,342)
(Increase) decrease in accounts receivable	(704,710)	(501,701)
Increase in prepaids and other current assets	(118,395)	(918,772)
Increase (decrease) in accounts payable, accrued expenses and other payables	79,248	1,353,467
Decrease in advances from customers	(9,302)	(657,925)
Total cash provided by operating activities	$(924,617)	$(1,948,476)

Net cash used in investing activities for 2010 totaled $0.2 million, compared to net cash provided by investing activities of $60,000 in 2009.  During 2010, we advanced an additional $0.2 million to Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  The loans are unsecured, non-interest bearing and repayable on demand.  During 2009, we collected $0.1 million from this related party as repayment for prior advances.

Cash provided by financing activities in 2010 totaled $0.6 million in 2010, compared to $0.4 million in 2009.  Cash provided by financing activities in 2010 and 2009 is almost entirely comprised of advances from related parties.

We maintain cash balances in the United States and China. At December 31, 2010 and December 31, 2009, our cash by geographic area was as follows:

	December 31, 2010		December 31, 2009
United States	$117	-%	$10,755	1%
China	1,309,731	100%	1,710,083	99%
	$1,309,848	100%	$1,720,838	100%

Substantially all of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $1.3 million at December 31, 2010 has been converted based on the exchange rate as of December 31, 2010.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchange. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility and outflow of RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Commitments
Rent expense from our office leases for 2010 and 2009 was 95,000 and $116,000 respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2011 and thereafter:

Period	Total
Period Ended December 31, 2011	87,000
Period Ended December 31, 2012	26,000
Period Ended December 31, 2013	9,000
Period Ended December 31, 2014	--
Thereafter	--
$122,000

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts,
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods.  The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements.

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing bad debt expense of $524,000 and $317,000 for fiscal 2010 and fiscal 2009, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

We relied on assumptions such as volatility, forfeiture rate, and expected dividend yield when deriving the fair value of the common stock purchase warrants issued in 2008 that, prior to the amendment entered into in May 2010 that modified the terms of the warrants, were deemed to be not indexed to our common stock and therefore required to be marked to market into earnings each period.  Assumptions and estimates employed in these areas are material to our reported results of operations.

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  We provide transportation services, generally under contract, by third parties with whom we have contracted these services.  We typically recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	when the cargo departs the shipper's destination if the trade pricing term is on a CIF (cost, insurance and freight) or CFR (cost and freight) basis;
•	when merchandise arrives at the destination port if the trade pricing term is on a FOB (free on board) basis.

Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) Topic 860, Accounting for Transfers of Financial Assets (“ASC Topic 860”), eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for China Education in fiscal 2011. The adoption of ASC Topic 860 is not expected to have a material effect on our consolidated financial statements.

ASC Topic 855, Subsequent Events (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09 – Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated.  The adoption of this guidance had no impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) related to our accounting staff’s knowledge of U.S. GAAP.  These weaknesses are described in more detail in the next section. Solely as a result of this material weakness, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2010.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management relates to our inadequate number of personnel with the requisite expertise in U.S. GAAP to ensure the proper application thereof. On October 12, 2009 our Board of Directors appointed Ms. Yuan Huang as our Chief Financial Officer.  Ms. Huang is an accountant and while she lacks expertise in U.S. GAAP, she has significant experience in PRC accounting.  The balance of our internal accounting staff is primarily engaged in ensuring compliance with PRC accounting and reporting requirements and their U.S. GAAP knowledge is also limited. As a result, a majority of our internal accounting staff is relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, management determined that the lack of an Audit Committee of our Board of Directors also contributed to insufficient oversight of our accounting and audit functions.

Remediation of Material Weakness in Internal Control

During 2010, we continued to rely on China Direct, or corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP.  China Direct employs a staff of accountants, at least two of whom are U.S. certified public accountants.  The majority of China Direct’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied.   We cannot be assured that our efforts will be sufficient to remediate the material weaknesses described above.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
The following individuals serve as our executive officers and members of our Board of Directors:

Name	Age	Positions
Wei Chen	41	Chairman of the Board, Chief Executive Officer, President and Treasurer
Hui Liu	49	Director, Chief Executive Officer of Shandong Jiajia
Yuan Huang	39	Chief Financial Officer

Wei Chen.  Mr. Chen has been a member of our Board of Directors and Chief Executive Officer since June 2008, and he has served as Chairman of the Board and President since July 2008.  Mr. Chen, a minority owner and co-founder of Shandong Jiajia, has been the General Manager of Shandong Jiajia’s Shanghai Branch since February 2002. Prior to joining Shandong Jiajia, Mr. Chen was a shipping department manager at the Shanghai Branch of Beijing Sunshine International Freight Co., Ltd. from October 1998 to February 2002.  Previously, Mr. Chen was the chief representative of Shanghai office, Mitrans International Shipping Co., Ltd. from June 1995 to October 1998.  Mr. Chen started his career as a sales representative at Asian Development International Transportation Corporation between September 1992 and May 1995.  Mr. Chen obtained a Bachelor’s Degree in International Shipping from Shanghai Maritime University in 1992.

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

Yuan Huang.  Ms. Huang has served as our Chief Financial Officer since October 2009.  Prior to being appointed to this position, she had been Director of Accounting Department of Shandong Jiajia since April 2007. From November 2002 until April 2007, Ms. Huang was Accounting Manager of Shanghai Yingyuan Logistics Co., Ltd. From May 1995 to November 2002, she was Director of Accounting Department of Shanghai Paris Spring Yimin Co., Ltd. and served as an accountant of its parent company Shanghai Yimin Department Stores Co., Ltd. from September 1990 through May 1995. Ms. Huang received an Associate Degree in Accounting from Shanghai University of Finance and Economics in July 1999.

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

	Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)1	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Wei Chen	0	0	0	0	0	0	0
Hui Liu 1	0	100,000	0	0	0	0	100,000

1	The amounts paid to Mr. Liu in 2010 represented compensation for 2009.

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

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our corporate headquarters in the PRC at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China, Attention: Corporate Secretary.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Both of our directors are co-founders of Shandong Jiajia and continue to be involved in our day to day operations.  We believe that the professional experiences of both Mr. Chen and Mr. Liu within the shipping and export industries provide them with an enhanced understanding of our operations which provides an additional dimension to their roles as directors.

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director.  In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces.  Because our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

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

Compliance with Section 16(a) of the Exchange Act

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2009 and Forms 5 and amendments thereto furnished to us with respect to 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2010, except as follows Mr. Chen failed to timely file two Form 4’s each reporting a stock award and one Form 4 reporting a stock option award; Mr. Liu failed to timely file one Form 3 in connection with his appointment as a director and one Form 4 reporting one stock award and China Direct Industries, Inc. failed to timely file one Form 3 reporting its ownership of 10% or more of our outstanding stock, 6 Form 4’s each reporting one award or issuance of our common stock, one Form 4 reporting a preferred stock conversion and 4 Form 4’s each reporting one sale of our common stock.

ITEM 11.                         EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2010 and 2009 for:

•	our principal executive officer or other individual serving in a similar capacity,
•
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2010 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2010.

These individuals are sometimes referred to as the "named executive officers." The value attributable to any option awards in the following table is computed in accordance with ASC Topic 718 – Stock Compensation.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)
Wei Chen, Chief Executive Officer (1)	2010	26,553		340,000					366,553
	2009	26,316	-	-	-	-	-	-	26,316

(1) Cash compensation paid to Mr. Chen is payable in RMB, and has been translated to U.S. dollars at the average rate of exchange for the year indicated. In addition to his cash compensation, the Board of Directors, of which Mr. Chen is a member, awarded Mr. Chen 4,000,000 shares of our common stock as compensation in fiscal 2010 (2,000,000 shares on April 7, 2010 and 2,000,000 shares on December 27, 2010 valued at $200,000 and $140,000, respectively).

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

Employment Agreement with Ms. Huang

During 2009, Ms. Huang served as Director of Accounting Department at Shandong Jiajia’s Shanghai Branch. While she remains in this position with Shandong Jiajia, she was appointed as our Chief Financial Officer in October 2009.  In October 2010 we renewed the 12 month employment agreement with her pursuant to which she receives a base monthly salary of RMB1,500 (approximately $220) and a semi-annual bonus up to RMB 10,000 (approximately $1,464).  In addition, Ms. Huang receives certain allowances and other benefits including health insurance, unemployment insurance and other welfare programs which are available to other employees of our China-based subsidiaries which totaled approximately RMB 11,000 (approximately $1,623) in 2010.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of Securities Underlying Unexercised options (#) unexercisable (c)	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned options (#) (d)	Option Exercise price ($) (e)	Option Expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)
Wei Chen	-	-	-	-	-	-	-	-	-

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 22, 2011 we had 41,508,203 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2011 by:

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

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares	% of Class
Wei Chen	6,762,500	16.3%
Hui Liu	1,312,500	3.2
Yuan Huang	--	--
All named executive officers and directors as a group (three persons)	8,075,000	19.5%

China Direct Industries, Inc. (2)	9,917,548	21.5%

 (1)           The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named shareholder.

 (2)           The shares of our common stock shown beneficially owned by China Direct Industries, Inc. includes:

•
4,354,918 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of China Direct Industries, Inc.,

•	862,500 shares of common stock held of record by China Direct Investments, Inc., a wholly owned subsidiary of China Direct Industries, Inc.,
•	200,000 shares of our common stock underlying Class A warrants; and
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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time we enter into transactions with related parties, including:

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, which serves as our principal executive offices under a lease which expires May 31, 2011. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,788) per month in rent.  We anticipate that we will renew this lease prior to its expiration upon substantially the same terms and conditions.

From time to time we have advanced funds to related parties for working capital purposes.  At December 31, 2010 we had advances due us from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, in the amount of $638,420 an increase of $191,387 from December 31, 2009.  The loans are unsecured, non-interest bearing and payable on demand.

In addition, from time to time we obtain advances from related parties for working capital purposes.  These amounts are non-interest bearing and due on demand.  Due to related parties increased by $473,941 at December 31, 2010 from December 31, 2009.  At December 31, 2010 due to related parties included:

	December 31, 2010	December 31, 2009

Due to Xiangfen Chen	$159,092	$109,871
Due to Bin Liu	122,898	99,381
Due to Tianjin Sincere Logistics Co., Ltd.	846,987	559,974
Due to China Direct	237,473	45,000
Due to Langyunbu	72,217	0
	$1,438,667	$814,226

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia.  These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes.  The amounts due to China Direct relate to professional fees, primarily legal and accounting paid by China Direct on our behalf of $86,973 and promissory notes payable of $150,500 and $45,000 and December 31, 2010 and 2009, respectively.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2011.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009:

	2010	2009
Audit Fees	$99,500	$75,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$99,500	$75,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to our independent registered public accounting firm with respect to 2010 were pre-approved by the entire Board of Directors.

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

China Logistics Group, Inc.

Date: March 31, 2011	By: /s/ Wei Chen
Wei Chen, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei Chen	Chairman of the Board, Chief Executive Officer and President	March 31, 2011
Wei Chen	(principal executive officer)

/s/ Yuan Huang	Chief Financial Officer	March 31, 2011
Yuan Huang	(principal financial and accounting officer)

/s/ Hui Liu	Director	March 31, 2011
Hui Liu

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics Group, Inc and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics Group, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP

New York, New York
March 31, 2011

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$1,309,848	$1,720,838
Accounts receivable, net of allowance of $1,830,576 and $1,306,403	3,104,526	2,923,990
Other receivables and current assets	1,017,706	1,100,662
Advances to vendors and other prepaid expenses	347,409	146,062
Due from related parties	638,420	447,032
Total Current Assets	6,417,909	6,338,584

PROPERTY AND EQUIPMENT, net	35,124	39,748

Total Assets	$6,453,033	$6,378,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,658,710	$2,733,820
Accrued registration agreement penalty	-	1,597,000
Accrued expenses and other current liabilities	693,565	535,576
Advances from customers	466,056	475,358
Due to related parties	1,438,667	814,226
Foreign tax payable	15,153	18,784
Total Current Liabilities	5,272,151	6,174,764

DERIVATIVE LIABILITY	-	2,535,505

Total Liabilities	5,272,151	8,710,269

EQUITY (deficit):
China Logistics Group, Inc. shareholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - 450,000 shares issued and outstanding	450	450
Common stock, $.001 par value, 500,000,000 shares authorized;
41,508,203 and 34,508,203 shares issued and outstanding	41,508	34,508
Additional paid-in capital	20,636,980	17,057,203
Accumulated deficit	(19,505,983)	(19,541,703)
Accumulated other comprehensive income (loss)	(131,527)	(178,505)
Total China Logistics Group, Inc. shareholders' equity (deficit)	1,041,428	(2,628,047)
Noncontrolling interest	139,454	296,110
Total equity	1,180,882	(2,331,937)
Total Liabilities and Equity	$6,453,033	$6,378,332

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Sales	$23,361,093	$19,824,390
Cost of sales	22,206,183	19,699,736
Gross profit	1,154,910	124,654

Operating expenses:
Selling, general and administrative	1,941,653	1,351,775
Depreciation and amortization	16,382	16,002
Bad debt expense	524,173	316,883
Total operating expenses	2,482,208	1,684,660
Loss from operations	(1,327,298)	(1,560,006)

Other income (expenses):
Extinguishment of registration rights liability	1,597,000	-
Other income (expense)	36,867	32,228
Gain (loss) on change in fair value of derivative liability	(447,059)	3,320,227
Interest expense	3,259	(574)
Total other income	1,190,067	3,351,881

(Loss) income before income taxes	(137,231)	1,791,875
Foreign taxes	28,841	28,078
Net (loss) income	(166,072)	1,763,797
Less: net loss attributable to the noncontrolling interest	(201,792)	(507,412)
Net income (loss) attributable to
China Logistics Group, Inc.	$35,720	$2,271,209

Earnings per common share:
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

Weighted average number of shares outstanding:
Basic	38,130,121	34,508,203
Diluted	42,630,121	39,008,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	China Logistics Group, Inc. Shareholders' Deficit (Equity)
	Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity	Comprehensive Income (loss)

Balance at December 31, 2008	450,000	$450	34,508,203	$34,508	$17,057,203	$(21,812,913)	$(187,495)	$794,886	$(4,113,361)
Net income						2,271,210		(507,412)	1,763,798	1,763,798
Foreign currency translation adjustment							8,990	8,636	17,626	17,626

Balance at December 31, 2009	450,000	450	34,508,203	34,508	17,057,203	(19,541,703)	(178,505)	296,110	(2,331,937)	1,781,424
Common stock issued as compensation to employees and directors			5,000,000	5,000	435,000				440,000
Common stock issued in exchange for services			2,000,000	2,000	162,000				164,000
Net income (loss)						35,720		(201,792)	(166,072)	(166,072)
Modification of warrants					2,982,777				2,982,777
Foreign currency translation adjustment							46,978	45,136	92,114	92,114

Balance at December 31, 2010	450,000	$450	41,508,203	$41,508	$20,636,980	$(19,505,983)	$(131,527)	$139,454	$1,180,882	(73,958)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)Income	$(166,072)	$1,763,797
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	16,382	16,002
Allowance for doubtful accounts	524,173	316,883
Extinguishment of registration rights liability	(1,597,000)	-
Change in fair value of derivative liability	447,059	(3,320,227)
Stock based compensation	604,000
Changes in assets and liabilities:
Increase in accounts receivable	(704,710)	(501,701)
Decrease (increase) in prepaid expenses, other receivables and other current assets	82,956	(802,220)
(Decrease) increase in accounts payable	(75,110)	980,958
Increase in other accruals and current liabilities	157,989	388,623
Decrease in taxes payable	(3,631)	(16,114)
Increase in advances to vendors	(201,351)	(116,552)
Decrease in advances from customers	(9,302)	(657,925)

NET CASH USED IN OPERATING ACTIVITIES	(924,617)	(1,948,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,758)	(11,606)
Repayment of advances to related parties	17,666	71,400
Advances to related parties	(209,054)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(203,146)	59,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	624,441	458,255
Repayment of advances from related parties	-	(22,726)

NET CASH PROVIDED BY FINANCING ACTIVITIES	624,441	435,529

EFFECT OF EXCHANGE RATE ON CASH	92,332	17,629
NET DECREASE IN CASH	(410,990)	(1,435,524)
CASH - beginning of period	1,720,838	3,156,362
CASH - end of period	$1,309,848	$1,720,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for foreign taxes	$37,805	$241,522

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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
DECEMBER 31, 2010 and 2009

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

In connection with the reverse recapitalization transaction with Shandong Jiajia, we issued Capital One Resource Co., Ltd. 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Convertible Preferred Stock valued at $294,000, as compensation for their assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of China Direct Industries, Inc (together with its subsidiaries, “China Direct”). China Direct owns approximately 20% of the issued and outstanding shares Dragon Capital Group Corp.  In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000.  Finally, we were obligated to issue China Direct an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of the December 31, 2007 consulting agreement which were to be issued prior to June 30, 2008.

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

NOTE -2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All intercompany transactions and balances have been eliminated in consolidation.  Certain prior year balances have been reclassified to conform to the current year presentation.

Effective December 31, 2007, the capital structure of the combined enterprise following the reverse recapitalization transaction is the historical equity of the accounting acquirer (Shandong Jiajia) prior to the transaction, retroactively restated to reflect the number of shares received in the transaction.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Revenue Recognition
We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers’ freight on prearranged contracted transport.  Our revenue recognition policy is in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Our revenue recognition is typically determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location when the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location when the trade pricing terms are CFR (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

The Company recognizes direct shipping costs concurrently with the recognition of the related revenue for each shipment.  These costs are generally isolated by billings as the Company does not own the shipping containers or transportation vessels.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.   We also rely on certain assumptions when deriving the fair value of our derivative liability and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas can be material to our reported financial condition and results of operations.  Actual results could differ from these estimates.

Stock Based Compensation
We account for equity-based compensation issued to employees by measuring the grant-date fair value of the securities issued to employees and recognize the associated compensation cost in the financial statements over the period during which the employees are required to provide services.

Basic and Diluted Earnings per share
Pursuant to ASC Subtopic 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China (the “PRC”). At December 31, 2010, we had deposits of $1,309,731 in banks in the PRC.  In the PRC, there is no federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through December 31, 2010.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Accounts Receivable
 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,830,576 and $1,306,403 at December 31, 2010 and December 31, 2009, respectively.

Other Receivables
Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009

Loans receivable	$801,474	$960,215
Legal deposit	30,249	-
Deferred expense	84,327	131,366
Other	101,658	9,081
	$1,017,708	$1,100,662

Advances to Vendors and Other Prepaid Expenses
Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors totaled $347,409 and $146,062 at December 31, 2010 and 2009, respectively.

Property and Equipment and Long-Lived assets
Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Leasehold improvements, if any, are amortized on a straight-line basis over the shorter of the lease period or the estimated useful life.

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the years ended December 31, 2010 and 2009.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accruals and other current liabilities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Loans payable	$388,410	$289,603
Accrued expenses	251,772	193,306
Accrued salaries	53,383	52,667
	$693,565	$535,576

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Advances from Customers
Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $466,056 and $475,358, at December 31, 2010 and 2009, respectively.

Derivative Liability and Modification of Common Stock Purchase Warrants
We issued a total of 31,558,500 common stock purchase warrants in connection with our 2008 Unit Offering comprised of 16,445,500 Class A warrants exercisable at $0.35 per share and 15,113,000 Class B warrants exercisable at $0.50 per share.  Other than the exercise price of the warrants, the terms of the Class A and Class B warrants are identical and expire April 30, 2013.  The exercise price of the warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization and similar corporate events.  Under the original terms of the warrants, if we were to issue or sell shares of our common stock after the 2008 Unit Offering for an amount less than the original exercise price per share, the exercise price of the warrants would be reduced to equal the new issuance price of those shares (commonly known as a “most favored nations” provision).

Upon our retroactive adoption of the Derivative and Hedging Topic of ASC Topic 815 (“ASC 815”) on January 1, 2009, we determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to our common stock as prescribed by ASC 815.  As a result, retroactively effective January 1, 2009, the warrants were reclassified from equity to a derivative liability for the then relative fair market value of $5,855,732 and marked to market.  The value of the warrants increased by $3,683,422 from the warrants issuance date to the adoption date of ASC 815, January 1, 2009.  As of January 1, 2009, the cumulative effect in adopting ASC 815 was a reduction to additional paid in capital of $2,172,310 to reclassify the warrants from equity to derivative liability and a decrease in retained earnings of $3,683,422 as a cumulative effect of a change in accounting principle to reflect the change in the value of the warrants between their issuance date and January 1, 2009.  Under ASC 815, the warrants are required to be carried at fair value and adjusted at each reporting period, and the derivative liability is marked to market through earnings for the increase or decrease in fair value of the warrants during the period.

In May of 2010, we entered into an amendment with the original subscribers to waive the most favored nations provision from the subscription agreement so that the warrants were no longer subject to a reduction in the exercise price in the event we were to issue common stock at a price lower than the exercise price.  This amendment included a one-time reduction in the exercise price of the warrants from $0.50 or $0.35 per share to $0.20 per share. All warrant holders covering all of the outstanding warrants (16,445,500 Class A warrants and 15,113,000 Class B warrants) agreed to the amendment.  We treated this reduction in exercise price prospectively as a modification of terms and an exchange of the original equity instrument, and valued this exchange as an increase in additional paid in capital – warrants.  We believe this amendment closely ties the exercise price of the warrants to the fluctuations of our common stock price, or indexed to our stock, and therefore makes them eligible for the scope exception provided under paragraph ASC Subtopic 815-10-15-74, and to be classified as equity.

As a result of the aforementioned amendment and the reduction in exercise price, we reclassified $2,982,777 from derivative liability to additional paid in capital – warrants and recognized other expenses for the increase in value of the warrants resulting from the modification in the amount of $68,643.  We also recorded a loss on change in fair value of derivative liability of $378,416 for 2010 prior to the time the amendment became effective.

Under the terms of the aforementioned amendment, all of the subscribers to the 2008 Unit Offering also waived their rights to liquidated damages in the event a registration statement related to the shares underlying the warrants did not become effective prior to the prescribed date.  The Company had accrued $1,597,000 as a registration rights penalty in 2008.  This accrual was reversed to other expenses in the accompanying Statement of Operations during 2010.

We determined the fair value of the warrants at December 31, 2009 and in 2010 as of the date the amendment became effective using the Black Scholes Option Pricing Model based on the following assumptions:

	Class A Warrants		Class B Warrants
	2010	2009	2010	2009
Dividend Yield	0%	0%	0%	0%
Volatility	244%	284%	244%	284%
Risk Free Rate	1.00%	1.43%	1.00%	1.43%
Expected Term	2.84	3.33	2.84	3.33
Asset Price	$0.09	$0.08	$0.09	$0.08
Exercise Price	$0.35	$0.35	$0.50	$0.50

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

 Foreign Currency Translation
The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the PRC.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Gains and losses resulting from the translation of local currency financial statements into U.S. dollars are reflected in other comprehensive income in the consolidated statement of stockholders’ equity and comprehensive income (loss).

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	December 31, 2010	December 31, 2009
Balance sheet	6.6118	6.8372

Statement of operations	6.7788	6.8409

Noncontrolling Interest
 Noncontrolling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interest are included in our consolidated results of operations and upon loss of control the interest sold, as well as the interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Income Taxes
 We follow the asset and liability method of accounting for taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Recent Accounting Pronouncements
 The FASB issued Accounting Standards Update (ASU) No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, on July 21, 2010, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  Adoption of this update did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010.   The Company has adopted this guidance and it did not have an effect on the accompanying consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.”  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on the accompanying consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE -3 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.  The following table sets forth the computation of basic and diluted earnings per share for the years end December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Numerator:
Net income applicable to common stockholders (A)	$35,720	$2,271,209

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	38,130,121	34,508,203
Denominator for diluted earnings per share:
Series A and B Convertible Preferred Stock	4,500,000	4,500,000
Diluted weighted average shares outstanding (C)	42,630,121	39,008,203

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.00	$0.07
Earnings per share- diluted (A)/(C)	$0.00	$0.06

The Company had 33,561,500 and 33,563,000 outstanding common stock purchase warrants at December 31, 2010 and 2009, respectively, which were anti-dilutive and not included in diluted earnings per share.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	Useful Lives	2010	2009

Computer equipment	4 years	$38,466	$37,246
Furniture and equipment	4-5 years	111,889	101,351
		150,355	135,597
Less: accumulated depreciation		(115,231)	(98,849)
		$35,124	$39,748

For the years ended December 31, 2010, and 2009, depreciation expense totaled $16,382 and $16,002, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock
We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A convertible preferred stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at December 31, 2010 and 2009.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by China Direct remained outstanding at December 31, 2010 and 2009.

Common Stock
On April 7, 2010, upon the approval of the Board of Directors, we issued 2,000,000 shares of our common stock valued at $200,000 as compensation to Mr. Wei Chen, our Chief Executive Officer, and 1,000,000 shares of our common stock valued at $100,000 as compensation to Mr. Hui Liu, our director.

On April 14, 2010, upon the approval of the Board of Directors, we issued 2,000,000 shares of our common stock to China Direct valued at $164,000 as compensation for consulting services they provided.

On December 27, 2010, the Board of Directors approved the issuance of 2,000,000 shares of our common stock valued at $140,000 as compensation to Mr. Chen.

Common Stock Purchase Warrants
A summary of our common stock purchase warrant activity during 2010 and 2009 is as follows:

	Number of shares underlying warrants	Weighted average exercise price	Weighted average contractual life
Outstanding at December 31, 2008	33,676,000	$0.45	4.18
Granted	-
Exercised	-
Expired	(112,500)	$7.80
Outstanding at December 31, 2009	33,563,500	$0.42	3.90
Granted
Exercised	(2,500)
Expired
Outstanding at December 31, 2010	33,561,000	$0.21	2.20

The common stock purchase warrants outstanding at December 31, 2010 and 2009 include 31,558,500 warrants issued in connection with the 2008 Unit Offering.  These warrants are currently exercisable at $0.20 per share (see Note 2 – Derivative Liability and Modification of Common Stock Purchase Warrants) and expire April 30, 2013.

Also included in the common stock purchase warrants outstanding at December 31, 2010 and 2009 are 2,000,000 warrants issued to Mr. Chen in connection with the December 31, 2007 Shandong Jiajia transaction exercisable at $0.30 per share and expiring January 28, 2011.  In addition, 2,500 common stock purchase warrants exercisable at a split-adjusted $1.30 per share expiring April 2, 2011 were outstanding at December 31, 2010.

NOTE 6– RELATED PARTY TRANSACTIONS

Due from related parties
Due from related parties of $638,420 and $447,032 at December 31, 2010 and 2009 respectively reflect advances due from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  The loans are unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Due to related parties
At December 31, 2010 and 2009, due to related parties consisted of the following:

	December 31, 2010	December 31, 2009

Due to Xiangfen Chen	$159,092	$109,871
Due to Bin Liu	122,898	99,381
Due to Tianjin Sincere Logistics Co., Ltd.	846,987	559,974
Due to China Direct	237,473	45,000
Due to Langyunbu	72,217	0
	$1,438,667	$814,226

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to China Direct relate to professional fees, primarily legal and accounting paid by China Direct on our behalf of $86,973 and promissory notes payable of $150,500 and $45,000 and December 31, 2010 and 2009, respectively.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2011.

We also lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, which serves as our principal executive offices under a lease which expires May 31, 2011. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,788) per month in rent.  We anticipate that we will renew this lease prior to its expiration upon substantially the same terms and conditions.

There are no assurances that the terms of the transactions with these related parties are comparable to terms the Company could have obtained from unaffiliated third parties.

NOTE 7 – INCOME TAXES

Effective January 1, 2008 the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiary is considered a Resident Enterprise and is subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2010 and 2009.

The components of (loss) income before income tax and noncontrolling interest consist of the following:

	Year Ended December 31,
	2010	2009

US Operations	$245,749	$2,799,331
Chinese Operations	(382,980)	(1,007,456)
	$(137,231)	$1,791,875

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009

US Operations	$-	$-
Chinese Operations	28,841	28,078
	$28,841	$28,078

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The table below summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2010	2009

Income tax provision (benefit) at Federal statutory rate	$(48,000)	$627,000
State income taxes, net of Federal Benefit	(7,000)	83,000
Permanent differences	(216,000)	(1,315,000)
U.S. tax rate in excess of foreign tax rate	56,000	147,000
(Decrease) increase in valuation allowance	244,000	486,078
Tax provision (benefit)	$29,000	$28,078

The Company has net operating loss (“NOL”) carryforwards for United States income tax purposes at December 31, 2010 of approximately $12,040,000, which expire through the year 2030. The utilization of the Company’s NOL’s may be limited in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The deferred tax assets of the Company’s U.S. parent, China Logistics Group, Inc., are included below and have been fully reserved with a valuation allowance as management has concluded that it is more likely than not that it will fail to generate sufficient taxable income in the future to utilize these deferred tax assets.  In addition, management has determined that the acquisition of 51% of Shandong Jiajia may have limited the utilization of the Company’s NOL carryforward for U.S. Federal and State income tax purposes, due to a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Federal net operating loss carryforward	$4,200,000	$4,100,000
State net operating loss carryforward	670,000	660,000
Timing differences	125,000	640,000
	4,995,000	5,400,000
Valuation allowance	(4,995,000)	(5,400,000)
	$-	$-

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2010 and 2009 did not have any impact on our results of operations, financial conditions or liquidity.  We have concluded that we have not taken any uncertain tax positions on any of our open income tax returns that would materially distort our financial statements.

Foreign tax payable of $15,153 and $18,784 at December 31, 2010 and 2009 respectively is mainly comprised of value added taxes due to various taxing authorities in the PRC.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by regions for the years ended December 31, 2010 and 2009.

December 31, 2010	Sales	Assets
United States	$-	$117
Peoples Republic of China	23,361,093	6,452,916
	$23,361,093	$6,453,033
December 31, 2009
United States	$-	$10,755
Peoples Republic of China	19,824,390	6,367,577
	$19,824,390	$6,378,332

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rent expense from our office leases for 2010 and 2009 was $95,000 and $116,000 respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2011 and thereafter:

Period	Total
Period Ended December 31, 2011	$87,000
Period Ended December 31, 2012	26,000
Period Ended December 31, 2013	9,000
Period Ended December 31, 2014	--
Thereafter	--
$122,000

As a result of the September 24, 2008 complaint filed by the SEC against us and Messrs. Harrell and Aubel, we consented to the entry of a Permanent Injunction and Other Relief to resolve the liability aspects of the complaint.  The Permanent Injunction, among other things, permanently restrains and enjoins us from violation of Sections 5(a) and 5(c) of the Securities Act of 1933, 15 U.S.C. §§ 77e(a) and 77e(c); violations of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule l0b-5 promulgated thereunder, 17 C.F.R. §240.l0b-5; violations of Section 13(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78m(a), and Rules 12b-20, 13a-l, and 13a-13 thereunder, 17 C.F.R. §§ 240.12b-20, 240.13a-l, and 240. 13a-13; and violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78m(b )(2)(A) and 8m(b )(2)(B).

On February 24, 2010 the Securities and Exchange Commission filed a motion and memorandum of law to set disgorgement and civil penalty amounts as to our company and Messrs. Harrell and Aubel.  The SEC’s motion alleges that as a result of a fraudulent arrangement between our company and Mr. Aubel, he was permitted to convert his loans to our common stock at $0.01 per share which allowed us to benefit by writing off $931,000 in debt we owed to Mr. Aubel.  The SEC seeks disgorgement from us of $931,000 representing the principal amount of the loans converted plus prejudgment interest in the amount of $147,489 for a total disgorgement obligation of $1,078,489

We filed a memorandum of law in opposition to the SEC's motion along with a supplement to that memorandum of law and an evidentiary hearing on the SEC’s motion was conducted by the Magistrate Judge on May 20, 2010.  Upon conclusion of the May 20, 2010 hearing, we submitted proposed findings of fact and conclusions of law for the Magistrate Judge’s consideration pursuant to her order.  On September 10, 2010, the Magistrate Judge issued a report and recommendation to the District Court Judge for his consideration denying the SEC’s motion for disgorgement against us. Subsequently, pursuant to Magistrate Rule 4(a) the SEC filed objections to the Magistrate Judge’s Report and Recommendation and we filed a response to the SEC’s objections.  On December 8, 2010, the Honorable Alan S. Gold, U.S. District Judge the U.S. District Court for the Southern District of Florida (Case No. 08-61517-CIV-GOLD/MCALILEY) entered an order which, among other things, affirmed and adopted the Magistrate Judge’s September 10, 2010 report and recommendation denying the SEC’s motion seeking disgorgement of $931,000 from us and denied the SEC’s motion for disgorgement from us. The Court’s December 8, 2010 order became final on February 8, 2011 because neither the SEC nor any of the defendants in this case filed a notice of appeal by the deadline for filing a notice of appeal in this case.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Based on the Court’s ruling in our favor in this case and our inability to identify any assets of Messrs. Harrell and Aubel, the amount of the SEC’s judgment against them, the existence of their other creditors who would have priority over a claim by us, we do not believe that filing suit against Messrs. Harrell and Aubel would justify the costs, expense and time we would have to commit to file a lawsuit and pursue collection of any judgment we may ultimately obtain. Consequently, we do not plan to file a lawsuit against Messrs. Harrell and Aubel as a result of the SEC litigation or the validity of the amount of the former note payable to Mr. Aubel in the amount of $2,521,380 which we redeemed for 2,864,606 shares of our common stock in March, 2008 pursuant to the terms of the December 2007 agreement we entered into to a acquire a 51% interest in Shandong Jiajia.

From time to time we may be involved in litigation arising in the normal course of business.  We do not believe that contingent liabilities related to these matters, either individually or in the aggregate, would materially affect our liquidity, financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENT

The Company evaluates subsequent events for purposes of recognition or disclosure in the financial statements through the date that the financial statements are issued.

On February 16, 2011, we borrowed an additional $22,500 from China Direct through the issuance of a promissory note.  The note accrues interest at 4% annually, and is due February 15, 2012.  The proceeds from this note were used for working capital.