Form 10-Q
period 2011-03-31
China Logistics Group Inc
filed 2011-05-16
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2011
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
[  ]  Yes  [X]  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  41,508,203 shares of common stock are issued and outstanding as of May 13, 2011.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	31-Mar 2011	31-Dec 2010
ASSETS	(unaudited)
Current assets:
Cash	$1,145,797	$1,309,848
Accounts receivable, net	3,681,761	3,104,526
Other Receivables	898,716	1,017,706
Advance to vendors and other prepaid expenses	304,031	347,409
Due from related parties	658,480	638,420
Total current assets	6,688,785	6,417,909

Property and equipment, net	28,756	35,124
Total assets	$6,717,541	$6,453,033
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,433,163	$2,658,710
Accrued expenses and other current liabilities	1,001,398	693,565
Advances from customers	1,125,098	466,056
Due to related parties	780,299	1,438,667
Foreign tax payable	10,689	15,153
Total current liabilities	5,350,647	5,272,151

Equity:
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized Series B convertible preferred stock - 450,000 issued and outstanding	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,432,922)	(19,505,982)
Accumulated other comprehensive loss	(119,137)	(131,527)
Total China Logistics Group, Inc. shareholders' equity	1,126,879	1,041,429
Noncontrolling interest	240,015	139,454
Total equity	1,366,894	1,180,882
Total liabilities and equity	$6,717,541	$6,453,033

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31
	2011	2010
Sales	$4,609,433	$5,424,157
Cost of sales	4,190,551	5,013,525
Gross profit	418,882	410,632

Operating expenses:
Selling, general and administrative	294,137	198,879
Depreciation and amortization	8,586	2,898
Bad debt expense	51,135	-
Total operating expenses	353,858	201,777
Income (loss) from operations	65,024	208,855

Other income (expenses):
Other income (expense)	(8,346)	1,275
Extinguishment of registration rights liability	-	-
Change in fair value of derivative liability	-	(232,186)
Interest income (expense)	(1,796)	(1,029)
Total other income (expenses)	(10,142)	(231,940)
Income (loss) before income taxes	54,882	(23,085)
Foreign taxes	1,548	5,193
Net Income (loss)	53,334	(28,278)
Less: Net income (loss) attributable to the noncontrolling interest	88,661	106,818
Net income (loss) attributable to China Logistics Group, Inc.	$(35,327)	$(135,096)

Other comprehensive income (loss):
Foreign currency translation adjustments	12,390	4,101
Comprehensive income (Loss)	$(22,936)	$(130,995)

Earnings (loss) per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	41,508,203	34,508,203
Diluted	41,508,203	34,508,203

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$53,334	$(28,278)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	8,586	2,898
Allowance for doubtful accounts	51,135	-
Change in fair value of derivative liability	-	232,186
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(628,370)	126,055
(Increase) decrease in prepaid expenses and other current assets	-	(155,173)
(Increase) decrease in other receivables	118,990	-
Increase (decrease) in accounts payable	(225,547)	(768,214)
Increase (decrease) in other accruals and current liabilities	307,833	312,799
Increase (decrease) in taxes payable	(4,464)	(873)
Increase (decrease) in advances to vendors	43,378	(73,698)
Increase in advances from customers	659,042	417,616
NET CASH PROVIDED BY OPERATING ACTIVITIES	383,917	65,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,217)	10,804
Advances repaid to related parties	66,278	103,671
Collection of repayments of advances to related parties	(86,338)	-

NET CASH (USED IN) INVESTING ACTIVITIES	(22,277)	114,475

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	(658,368)	14,983
Repayment of advances from related parties		(468,394)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(658,368)	(453,411)

EFFECT OF EXCHANGE RATE ON CASH	132,677	8,216
NET INCREASE (DECREASE) IN CASH	(164,051)	(265,402)
CASH - beginning of period	1,309,848	1,720,838
CASH - end of period	$1,145,797	$1,455,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$27,059	$35,469

See notes to consolidated financial statements.

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime and international air transportation for clients seeking to import or export merchandise into or from China.  Shandong Jiajia has branches in Shanghai, Qingdao, Xiamen, Tianjin, and Lianyungang. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, and Regional Container Lines Ryder CRSA Logistics, and Horizon Lines, LLC.

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The accompanying consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

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

Our revenue recognition is typically determined by our shipment/payment terms as follows:

•	When merchandise departs the shipper’s location if the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location if the trade pricing terms are CFR (cost and freight), or
•	When the merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

We recognize direct shipping costs concurrently with the recognition of the related revenue for each shipment.  These costs are generally isolated by billings as we do not own the shipping containers or transportation vessels.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.   We also rely on certain assumptions when deriving the fair value of our derivative liability and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in these areas can be material to our reported financial condition and results of operations.  Actual results could differ from these estimates

Stock Based Compensation

We account for stock options and other equity based compensation issued to employees by measuring the grant-date fair value of stock options and other equity based compensation issued to employees and recognizing the costs in the financial statements over the period during which the employees are required to provide services.

Basic and Diluted Earnings per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the company, subject to anti-dilution limitations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China (the “PRC”). At March 31, 2011, we had deposits of $1,135,668 in banks in the PRC.  In the PRC, there is no federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through March 31, 2011.

Accounts Receivable

 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,881,711 and $1,830,576 at March 31, 2011 and December 31, 2010, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Other Receivables

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Loans receivable	$710,325	$801,474
Legal deposit	38,167	30,249
Deferred expense	81,480	84,327
Other	68,744	101,656
	$898,716	$1,017,706

Advances to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors and other prepaid expenses totaled $304,031and $347,409 at March 31, 2011 and December 31, 2010, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of i) loans payable to unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accruals and other current liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Loans payable	$706,913	$388,410
Accrued expenses	250,364	251,772
Accrued salaries	44,121	53,383
	$1,001,398	$693,565

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits.  These amounts are recognized as revenue as revenue recognition criteria have been met. Advances from customers totaled $1,125,098 and $466,056, at March 31, 2011 and December 31, 2010, respectively.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	March 31, 2011	March 31, 2010	December 31, 2010
Balance sheet	6.5501		6.6118

Statement of operations	6.5713	6.8360

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2011	2010
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(35,327)	$(135,096)

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	41,508,203	34,508,203
Denominator for diluted earnings per share
Treasury Stock Method
Stock purchase warrants issued to Mr. Chen
Stock purchase warrants
Series B preferred - unconverted
Series A and B preferred

Denominator for diluted earnings (loss) per share-
adjusted weighted average shares outstanding (C)	46,008,203	34,508,203
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$(0.00)	$(0.00)
Earnings (loss) per share- diluted (A)/(C)	$(0.00)	$(0.00)

Potentially issuable shares at March 31, 2011 and 2010 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Three Months Ended March 31,
	2011	2010
Stock purchase warrants issued to Mr. Chen	2,000,000	2,000,000
Stock purchase warrants	117,500	117,500
Class A and B stock purchase warrants	31,558,500	31,558,500
Series B convertible preferred stock	4,500,000	4,500,000
	38,176,000	38,176,000

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	Useful Lives	March 31, 2011	December 31, 2010
Computer equipment	4 years	$40,522	$38,466
Furniture and equipment	4-5 years	112,051	111,889

Less: accumulated depreciation		(123,817)	(115,231)
		$28,756	$35,124

For the three months ended March 31, 2011, and 2010, depreciation expense totaled $8,586 and $2,898, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

At March 31, 2011 and December 31, 2010, 450,000 shares of Series B convertible preferred stock remain issued and outstanding. One share of Series B Convertible Preferred Stock converts into 10 shares of common stock

Common Stock

We did not issue any common stock during the three month period ended March 31, 2011.

Common Stock Purchase Warrants

A summary of our the common stock warrant activity during the three month periods ended March 31, 2011 is as follows:

	No. of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (years)

Outstanding at December 31, 2010	33,676,000	$0.21	2.20
Granted
Exercised
Outstanding at March 31, 2011	33,676,000	$0.21	2.0

The common stock purchase warrants outstanding at March 31, 2011 include 31,558,500 warrants issued in connection with the 2008 Unit Offering. These warrants are currently exercisable at $0.20per share and expire on April 30, 2013.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 6 – RELATED PARTIES

Due to Related Parties

On March 31, 2011 and December 31, 2010, due to related parties consisted of the following:

	March 31, 2011	December 31, 2010
	Unaudited
Due to Xiangfen Chen	$155,248	$159,092
Due to Bin Liu	136,629	122,898
Due to Tianjin Sincere Logistics Co., Ltd	136,233	846,987
Due to China Direct Industries, Inc.	279,973	237,473
Due to Langyunbu	72,216	72,217
Total	$780,299	$1,438,667

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to China Direct relate to professional fees, primarily legal and accounting paid by China Direct on our behalf of $86,973 and promissory notes payable of $193,000 at March 31, 2011 and professional fees paid by China Direct on our behalf of $86,973 and promissory notes payable of $150,000 on December 31, 2010.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2011.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

Due From Related Parties

Due from related parties of $658,480 and $638, 420 at March 31, 2011 and December 31, 2010, respectively, reflected advances due from Shangdong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shangdong Jiajia.

NOTE 7 – FOREIGN OPERATIONS

The tables below present information by operating region for the three months ended March 31, 2011 and 2010, respectively.

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Revenues	Assets	Revenues	Assets
United States	$--	$10,128	$--	$8,597
People’s Republic of China	4,609,433	6,707,413	5,424,157	6,089,566
Totals	$4,609,433	$6,717,541	$5,424,157	$6,098,163

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Rent expenses from our office leases for the three months ended March 31, 2011 and 2010 were approximately $29,000 and $26,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

The table below presents our commitments for our various office leases in the U.S. and China for the remainder of the year ended December 31, 2011 and thereafter:

Period	Amount

Remaining period Ended December 31, 2011	$87,000
Year Ended December 31, 2012	26,000
Year Ended December 31, 2013	9,000
Thereafter	0
Total	$122,000

 NOTE 9 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date but before the financial statements were issued and determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2010.

We are on a calendar year; as such the three month period ending March 31, is referred to as our “first quarter”.  The past year ended December 31, 2010 is referred to as “2010” and the current year ending December 31, 2011 is referred to as “2011.”

OVERVIEW

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia in a capital transaction, implemented through a reverse acquisition.  Established in November 1999, Shandong Jiajia is an international freight forwarder and logistics manager located in the PRC.  The business and operations of Shandong Jiajia represent all of our operations. Shandong Jiajia acts as an agent for international freight and shipping companies.  Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China.  We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.  Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang.  We coordinate with agents in North America, Europe, South America, Australia, Asia, and Africa.

Our Performance

Our revenues for the first quarter of 2011 decreased by $0.81 million or 15% compared to the same period in  2010.  Our gross margin improved to 9.1% in the first quarter of 2011 compared to that of 7.6% in the same period of 2010.  The combined effect of the decreased revenues and improved gross margin resulted in a moderate growth of 2% in our overall gross profit. Our operating expenses increased by $0.15 million, or 75.4%, in the first quarter of  2011 to $0.35 million.  Our operating income for the first quarter of 2011 totaled $0.07 million compared to that of $0.21 million in the same period of 2010, which represented a decrease of 68.9%.  Our net income for the first quarter of 2011 totaled $0.05 million compared to a net loss of $0.03 million in the first quarter 2010. Our improved bottom line in the first quarter of 2011 was primarily due to the absence of an unrealized loss of $0.23 million from accounting adjustments on changes in fair value of derivative liability recognized in the first quarter of 2010, partially offset by an increase of $0.13 million in selling, general and administrative expenses.

Our Outlook

In the first quarter of 2011, we experienced a number of challenges common in our industry. Our quarterly revenues were negatively impacted by the sliding ocean freight container rates that have been observed on major trading lanes since July 2010. An oversupply in cargo space on the main trading routes is one reason behind the weak freight rates. The Baltic and International Maritime Council (“BIMCO”), an independent international shipping association in Copenhagen, forecasts that spot rates will not return to a sustainable level until the peak shipping season in the third quarter of 2011 on the main trading routes from Asia to Europe and North America. If the forecast is proven true this trend may have a prolonged negative impact on our revenues in the second quarter of fiscal 2011 and beyond.

In addition, some of our major customers experienced a significant reduction in their export business, primarily due to an appreciation of Chinese currency against US dollar in the first quarter of 2011, which adversely impacted our shipping volumes. For the second quarter of 2011, we have taken measures to maintain a stable shipping volume by actively pursuing new customers and marketing our domestic logistics management services to our existing customers for shipping activities within China’s domestic market.

The Chinese economy has grown at a rate of 9.3% per year on average from 1989 until 2010, with a growth rate of 9.7% in the first quarter of 2011 over the same period of 2010 despite a series of tightening measures by Chinese monetary authorities to contain inflation. In January, 2011, China’s Central Bank made fighting inflation its priority and ordered a shift from easy credit to “prudent monetary policy” in 2011. On February 8, 2011, China’s Central Bank raised the benchmark one year lending rate once again to 6.06% in its renewed efforts to combat the country’s inflation. Despite four interest rate hikes since October 2010, China’s inflation rate in March, 2011 was reported at 5.4%, a 32-month high. China’s inflation rate hike in part paralleled that of an appreciation in the Chinese currency RMB against the US dollar, which may have an adverse effect on the shipping demand from our clients.

During the remainder of 2011 we plan to enlist foreign agents to expand our operations internationally in an effort to increase our revenues from import-related freight forwarding activities. We expect our overseas operations to gradually grow in the next several years, and eventually contribute approximately 15% of our total revenues. We are currently in negotiation with a number of Chinese feed companies that regularly import a large volume of raw materials from overseas such as protein, soy beans and corn.

For the remainder of fiscal 2011 we face a number of challenges in growing our business.  The recent increase in oil prices will further increase our shipping costs and therefore adversely impact our gross margin. In addition, China’s restrictive monetary policies and a potential slowdown of its economy could endanger the fragile worldwide economic recovery.  As a result, the ensued fierce competitions in the marketplace may further erode our gross margins.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our unaudited consolidated results of operations for the three months ended March 31, 2011 as compared to that of the three months ended March 31, 2010:

	Three months ended March 31, 2011		Three months ended March 31, 2010		$ Change	% Change
Sales	$4.609.433	100%	$5,424,157	100%	$(814,724)	(15.0)%
Cost of Sales	4,190,551	90.9%	5,013,525	92.4%	(822,974)	(16.4)%
Gross Profit	418,882	9.1%	410,632	7.6%	8,250	2.0%
Total Operating Expenses	353,858	7.7%	201,777	3.7%	152,081	75.4%
Income from Operations	65,024	1.4%	208,855	3.9%	(143,831)	(68.9)%
Total Other Income (expense)	(10,142)	(0.2)%	(231,940)	(4.3)%	221,798	(95.6)%
Net Income	53,334	1.2%	(28,278)	(0.5)%	81,612	(288.6)%
Net Income attributable to China Logistics Group, Inc.	$(35,327)	(0.8)%	$(135,096)	(2.5)%	$99,769	(73.9)%

Sales

Sales for the first quarter of  2011 totaled $4.6 million, a decrease of $0.81 million, or 15%, compared with the same period in 2010, which is the result of a decrease of 18.5% in the average price per standard shipping container, partially offset by an increase of 4.3% in shipping volume. Since 2010, global freight carriers have added a number of ships into service, in anticipation of a possible increase in shipping demand that has failed to materialize. As a result, overseas shipping prices dropped significantly, especially in northeastern China where freight carriers faced intense competition.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by $0.82 million, or 16.4%, compared with the same period in 2010. Our gross margin increased by 1.5 percentage points to 9.1% in the first quarter of 2011 compared with the first quarter in 2010. The improved gross profit margin was mainly due to the price drop that freight carriers offered to us that more than offset the price decrease we extended to our customers.

Total Operating Expenses

Operating expenses of $0.35 million in the first quarter of 2011 represented an increase of $0.15 million over the first quarter of 2010, which primarily included an increase of $0.1 million in professional fees associated with legal services and SEC regulatory compliance, as well as an increase of $0.03 million in salary as a result of rising Chinese labor costs.

Total Other Income (Expenses)

Total other income, net, which consists of interest expense, non-operating income and expense items and other gains and losses not reflected within loss from operations, was $0.01 million in the first quarter of 2011 compared with a total other loss of $0.23 million in the same period of 2010.  In the first quarter of 2010, we recorded a loss of $0.23 million due to changes in fair value of warrant derivative liabilities. During the second quarter of 2010, we entered into an amendment agreement with the holders of the warrants that were issued in 2008, whereby the terms of the warrants were modified such that they no longer met the definition of derivative liabilities and were no longer required to be marked to market through earnings each period.

Foreign Taxes

Foreign taxes for the first quarter of 2011 totaled $1,548, a decrease of $3,645 compared to the same period of  2010. Foreign taxes represent China-based income tax provisions on China-sourced taxable income.

Net Income (Loss)

Net loss for the first quarter of  2011 totaled $0.05 million compared to a net loss of $0.03 million in the same period of  2010, primarily due to the absence of an unrealized loss recognized in the first quarter of fiscal 2010 on changes in fair value of derivative liabilities, partially offset by an increase of $0.15 million in general and administrative expenses, including professional fees and Chinese labor cost.

Net Income (Loss) Attributable to China Logistics Group, Inc.

Net loss attributable to China Logistics Group, Inc. for the first quarter of  2011 totaled $0.04 million, a decrease of 73.9% compared to a net loss of $0.14 million in the same period of  2010. This net loss in the first quarter of  2011 included a loss of $0.13 million for our SEC compliance related professional and legal fees incurred in the U.S., partially offset by income of $0.09 million from our Shangdong Jiajia subsidiary operating in China.

LIQUIDITY AND CAPITAL RESOURCES

 Liquidity is the ability of a company to generate amounts of cash to meet its needs for cash.  As of March 31, 2011, we had $1.3 million in working capital, compared to $1.2 million at December 31, 2010.

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

The following table provides comparative information on the components of our working capital at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	Increase (decrease)	% change
Cash	$1,145,796	$1,309,848	$(164,052)	(12.5)%
Accounts receivable, net	3,681,761	3,104,526	577,235	18.6%
Advances to vendors and other prepaid expenses	304,031	347,409	(43,378)	(12.5)%
Other receivables	898,716	1,017,706	(118,990)	(11.7)%
Due from related parties	658,480	638,420	20,060	4.2%
Total current assets	$6,688,784	$6,417,909	$270,875264,507	4.2%

Accounts payable - trade	$2,433,163	$2,658,710	$(225,547)	(8.5)%
Accrued expenses and current liabilities	1,001,398	693,565	307,833	44.4%
Advances from customers	1,125,098	466,056	659,042	141.4%
Due to related parties	780,299	1,438,667	(658,368	(45.8)%
Foreign tax payable	10,689	15,153	(4,464)	(29.5)%
Total current liabilities	$5,350,647	$5,272,151	$78,496	1.5%

Total current assets as of March 31, 2011 increased 4.1% compared to that as of December 31, 2010.  This increase was primarily due to an increase of $0.58 million or 18.6% in accounts receivable. The days of accounts receivable outstanding increased to 73 days in the first quarter of fiscal 2011 compared to 47 days in the same quarter of 2010. This increase was primarily the result of more favorable payment terms we offered to our credit worthy customers to retain their business in an increasingly competitive freight forwarding market.

 From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals.  The decision to make these loans is made by our senior management, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.  These amounts, which totaled $0.90 million and $1.02 million at March 31, 2011 and December 31, 2010, respectively, are reflected in Other Receivables.

Advance to vendors and other prepaid expenses as of March 31, 2011 decreased by 12.5% compared to December 31, 2010, primarily due to lower vendor obligations on lower demand from our customers for shipping.

Accounts payable as of March 31, 2011 decreased by $0.23 million, or 8.5%, compared to December 31, 2010, due to a slowdown in shipping demand by our customers. In the first quarter of 2011, our days of accounts payable outstanding decreased to 34 days from 45 days as seen in the same period of 2010.

At March 31, 2011 and December 31, 2010 accrued expenses and other current liabilities included $706,913 and $388,410, respectively, of loans payable to unrelated parties which are payable on demand. We used the proceeds from these loans for working capital.

Advances from customers and other accruals and current liabilities as of March 31, 2011 increased by $0.66 million and $0.3 million, respectively, primarily due to an increase in advances from unrelated parties and higher accruals in the normal course of business.  The decrease in related party payables was primarily attributable to a repayment of  $0.7 million due to Tianjin Sincere Logistics Co., Ltd.

Consolidated Statement of Cash Flows

Net cash provided by operating activities in the first quarter of 2011 totaled $0.38 million, primarily consisting of an increase of $0.66 million in advances from customers, an increase of $0.31 million in other accruals and current liabilities and a decrease of $0.12 million in other receivable, partially offset by an increase of $0.63 million in accounts receivable and $0.23 million in accounts payable.

Net cash provided by operating activities in the first quarter of 2010 totaled $0.07 million. The cash inflows mainly consisted of an increase in advance from customers of $0.42 million, an increase in other accruals and current liabilities of $0.31 million, a decrease in accounts receivable of $0.13 million and the adjustment of non-cash loss in change of fair value of derivative liability of $0.23 million, which were partially offset by a decrease in accounts payable of $0.77 million, an increase in prepaid expense and other current assets of $0.16 million.

Cash used in investing activities during the first quarter of 2011 was immaterial.

Cash provided by investing activities in the first quarter of 2010 totaled $0.11 million, which was comprised of a decrease in advance to related parties of $0.10 million and proceeds from sales of fixed assets of $10,804.

Cash used in financing activities during the first quarter of 2011 totaled $0.66 million, primarily as the result of a loan payment to related parties.

Cash used in financing activities during the first quarter of 2010 in the amount of $0.45 million was comprised of repayment of advances from related parties of $0.47 million partially offset by an increase in advances from related parties of $0.01 million.

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

Commitments

Rent expenses from our office leases for the first quarter of fiscal 2011 and 2010 totaled $29,000 and $26,000, respectively.  We did not have any minimum, contingent, or sublease arrangements under these leases.  The table below reflects our minimum commitments for our various office leases in China for the first quarter of 2011 and thereafter:

Period	Total

Nine months Ended December 31, 2011	$87,000
Year Ended December 31, 2012	26,000
Year Ended December 31, 2013	9,000
Thereafter	0
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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accepted accounting principles generally accepted in the United States of America (?癠.S. GAAP”).

CRITICAL ACCOUNTING POLICIES

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially includes:

•	our continuing losses from operations and dependence on related party loans to satisfy our cash needs;
•	the loss of the services of any of our executive officers or the loss of services of any of our employees responsible for the management, sales, marketing and operations efforts of our subsidiaries;
•	continuing material weaknesses in our disclosure controls and procedures and internal control over financial reporting which may lead to additional restatements of our financial statements,
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

•	our ability to maintain an effective system of internal control over financial reporting;
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollars and Chinese Renminbi;
•	the limitation on our ability to receive and use our cash from operations effectively as a result of restrictions on currency exchange in China;
•	the impact of changes to the tax structure in the PRC; and
•	our inability to enforce our legal rights in China due to policies regarding the regulation of foreign investments.

These factors are discussed in greater detail under Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.

Based on this evaluation we concluded that as of March 31, 2011 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Remediation of Material Weakness in Internal Control

We believe the remediation actions set forth in our Annual Report of Form 10-K for the year ended December 31, 2010 will be sufficient to remediate the material weaknesses described above.  Furthermore, through continued training and improved retention of qualified accounting staff, a better awareness of the importance of such controls and procedures has been achieved.  However, a substantial improvement needs to be made throughout the remainder of 2011 in order to achieve our overall remediation target and objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been no change in our Legal Proceedings from those previously discussed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the period ended December 31, 2010.

 ITEM 1A.  RISK FACTORS.

There have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

**None.

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

Date: May 16, 2011	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)