Form 10-Q
period 2011-05-31
China Logistics Group Inc
filed 2011-08-22
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011
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
[X] Yes [  ]No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[  ]Yes [X] No

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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,508,203 shares of common stock are issued and outstanding as of August 19, 2011.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

OTHER PERTINENT INFORMATION

We maintain our web site at www.chinalogisticsinc.com. Information on this web site is not a part of this report

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

“RMB” refers to the Renminbi, which is the principal currency of the PRC.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$1,106,115	$1,309,848
Accounts receivable, net	4,343,771	3,104,526
Other Receivables	483,982	1,017,706
Advance to vendors and other prepaid expenses	353,905	347,409
Due from related parties	664,533	638,420
Total current assets	6,952,306	6,417,909

Property and equipment, net	27,490	35,124
Total assets	$6,979,796	$6,453,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,503,517	$2,658,710
Accrued expenses and other current liabilities	1,011,342	693,565
Advances from customers	1,299,777	466,056
Due to related parties	764,593	1,438,667
Foreign tax payable	10,141	15,153

Total current liabilities	5,589,370	5,272,151

Shareholders' equity:
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock - 450,000 issued and outstandnig	450	450
Common stock, $.001 par value, 500,000,000 shares authorized;
41,508,203 shares issued and outstanding	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,428,195)	(19,505,982)
Accumulated other comprehensive loss	(128,036)	(131,527)
Total China Logistics Group, Inc. shareholders' equity	1,122,707	1,041,429
Noncontrolling interest	267,719	139,454
Total shareholders' equity	1,390,426	1,180,882
Total liabilities and shareholders' equity	$6,979,796	$6,453,033

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$6,064,231	$5,788,599	$10,673,664	$11,212,756
Cost of sales	5,718,640	5,755,453	9,909,191	10,768,978
Gross profit	345,591	33,145	764,473	443,778

Operating expenses:
Selling, general and administrative	182,429	676,080	527,701	874,959
Depreciation and amortization	3,321	2,248	11,907	5,146
Total operating expenses	185,750	678,328	539,608	880,105
Income (loss) from operations	159,841	(645,183)	224,865	(436,327)

Other (expenses) income:
Other (expense)	(6,650)	(69,427)	(14,996)	(68,152)
Change in fair value of derivative liability		(214,873)	-	(447,059)
Interest income (expense)	243	(2,253)	(1,553)	(3,282)
Total other expenses, net	(6,407)	(286,553)	(16,549)	(518,493)
Income (loss) before income taxes	153,434	(931,736)	208,316	(954,820)
Foreign taxes	4,070	5,615	5,618	10,808
Net Income (loss)	149,364	(937,351)	202,698	(965,628)
Less: Net income attributable to the noncontrolling interest	36,250	122,031	124,911	15,213
Net income (loss) attributable to China Logistics Group, Inc.	113,114	(1,059,382)	77,787	(980,841)

Other comprehensive income (loss):
Unrealized loss on marketable equity securities		-		-
Foreign currency translation adjustments	(8,898)	4,506	3,492	8,607
Comprehensive income (Loss)	$104,216	$(1,054,876)	$81,279	$(972,234)

Earnings (loss) per common share:
Basic	$0.00	$(0.03)	$0.00	$(0.03)
Diluted	$0.00	$(0.03)	$0.00	$(0.03)

Weighted average number of shares outstanding:
Basic	41,508,203	38,815,895	41,508,203	36,673,949
Diluted	46,008,203	38,815,895	46,008,203	36,673,949

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$202,698	$(965,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	11,907	5,146
Allowance for doubtful accounts	42,146	5,488
Change in fair value of derivative liability	-	447,059
Stock based compensation	-	464,000
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,281,389)	(339,180)
Prepaid expenses and other current assets	-	(335,030)
Other receivables	533,724	-
Accounts payable	(155,193)	22,781
Other accruals and current liabilities	317,777	147,444
Taxes payable	(5,012)	(229)
Advances to vendors	(6,496)	(64,720)
Advances from customers	833,721	295,886

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	493,883	(316,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,274)	(17,657)
Repayment of advances to related parties	64,207	-
Advances to related parties	(90,320)	-

NET CASH USED IN INVESTING ACTIVITIES	(30,387)	(17,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(674,074)	(402,989)

NET CASH USED IN FINANCING ACTIVITIES	(674,074)	(402,989)

EFFECT OF EXCHANGE RATE ON CASH	6,845	95,369
NET INCREASE (DECREASE) IN CASH	(203,733)	(642,261)
CASH - beginning of period	1,309,848	1,720,838
CASH - end of period	$1,106,115	$1,078,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$5,101	$6,767

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai, Xiamen, Lianyungang and Tianjin. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, Ryder CRSA Logistics, Horizon Lines,and Regional Container Lines (RCL).

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

We provide freight forwarding services to our customers.  Our business model involves placing our customers’ freight on prearranged contracted transport. Our revenue recognition policy is in accordance with the guidance of Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. We provide transportation services, generally under contract, by third parties with whom we have contracted these services.

Typically, we recognize revenue in connection with our freight forwarding service when the payment terms are as follows:

•	When merchandise departs the shipper's location if the trade pricing terms are CIF (cost, insurance and freight),
•	When merchandise departs the shipper’s location if the trade pricing terms are CFR (cost and freight cost); or
•	When merchandise arrives at the destination port if the trade pricing terms are FOB (free on board) destination.

We recognize direct shipping costs concurrently with the recognition of the related revenue for each shipment. These costs are generally isolated by billings as we do not own the shipping containers or transportation vessels.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the current global economic situation, including that of the PRC, meaningful time horizons may change.  We intend to enhance our focus on the evaluation of our customers' sustainability and adjust our estimates as may be indicated.

We also rely on certain assumptions when deriving the fair value of share-based compensation, derivative liability and calculations underlying our provision for taxes in China.  Assumptions and estimates employed in the areas are material to our reported financial conditions and results of operations.  Actual results could differ from these estimates.

Stock Based Compensation

We account for stock options and other equity based compensation issued to employees by measuring the grant-date fair value of stock options and other equity based compensation issued to employees and recognize the costs in the statement of operations over the period during which the employees are required to provide services.

Basic and Diluted Earnings per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates their fair value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At June 30, 2011, we had deposits of $1,105,613 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through June 30, 2011.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $1,872,722 and $1,830,576 at June 30, 2011 and December 31, 2010, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Other receivables

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report.  The components of other receivables at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	Unaudited
Loans receivable	$393,180	$801,472
Deferred expenses	16,963	84,327
Legal deposit	30,945	30,249
Other	42,894	101,658
	$483,982	$1,017,706

Advance to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other prepaid expenses totaled $353,905 and $347,409 at June 30, 2011 and December 31, 2010, respectively.

 Accrued Expenses and other Current Liabilities

Accrued expenses and other current liabilities are comprised of i) loans payable due to unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees that have not yet been billed, and iii) accrued salaries.  The components of accruals and other current liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2010	December 31, 2010
	Unaudited
Loans payable	$713,513	$388,410
Accrued expenses	253,128	251,772
Accrued salaries	44,701	53,383
	$1,011,342	$693,565

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $1,299,777 and $466,056, at June 30, 2011 and December 31, 2010, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the PRC.   Capital accounts of the unaudited consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the periods presented.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be converted into U.S. dollars at the rates used in translation.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	June 30, 2011	June 30, 2010	December 31, 2010
Balance sheet	6.4630		6.6118
Statement of operations	6.5316	6.7787

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-05 amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Earlier adoption is permitted, because compliance with the amendments is already permitted. We adopted this guidance effective with the beginning of our 2011 fiscal year.

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
JUNE 30, 2011

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$113,114	$(1,059,382)	$77,787	$(980,841)

Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	38,815,895	41,508,203	36,673,949
Series B convertible preferred stock	4,500,000		4,500,000	-
Denominator for diluted earnings (loss) per share:
Diluted weighted average shares outstanding	46,008,203	38,815,895	46,008,203	36,673,949

Potentially issuable shares at June 30, 2011 and 2010 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive, included:

	Six Months Ended June 30,
	2011	2010

Stock purchase warrants issued to Mr. Chen	2,000,000	2,000,000
Stock purchase warrants	117,500	117,500
Class A and B stock purchase warrants	31,558,500	31,558,500
Series B convertible preferred stock	-	4,500,000
	33,676,000	38,176,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	Useful Lives	June 31, 2011	December 31, 2010
		Unaudited
Computer equipment	4 years	$50,036	$38,466
Furniture and equipment	4-5 years	104,592	111,889
		154,628	150,355
Less: accumulated depreciation		(127,138)	(115,231)
		$27,490	$35,124

For the six months ended June 30, 2011, and 2010, depreciation expense totaled $42,146 and $5,488 respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

At June 30, 2011 and December 31, 2010, 450,000 shares of Series B convertible preferred stock remain issued and outstanding. One share of Series B Convertible Preferred Stock converts into 10 shares of common stock.

Common Stock

We did not issue any common stock during the six month period ended June 30, 2011.

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month periods ended June 30, 2011 is as follows:

	Shares Underlying Warrants	Weighted Average exercise Price

Outstanding at December 31, 2010	33,676,000	$0.21
Granted	-	-
Exercised	-	-
Outstanding at June 30, 2011	33,676,000	$0.21

The common stock purchase warrants outstanding at June 30, 2011 include 31,558,500 warrants issued in connection with our offering of common stock in 2008. These warrants are currently exercisable at $0.20 per share and expire on April 30, 2013.

NOTE 6 –RELATED PARTY TRANSACTIONS

Due to Related Parties

On June 30, 2011 and December 31, 2010, due to related parties consisted of the following:

	June 30, 2011	December 31, 2011
	Unaudited
Due to Xiangfen Chen	$135,677	$159,092
Due to Bin Liu	228,614	122,898
Due to Tianjin Sincere Logistics Co., Ltd.	120,329	846,987
Due to Langyunbu	-	72,217
Due to China Direct Industries, Inc.	279,973	237,473
	$764,593	$1,438,667

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to China Direct Industries, Inc. (“China Direct”) relate to professional fees, primarily legal and accounting paid by China Direct on our behalf of $86,973 and promissory notes payable of $193,000 at June 30, 2011 and professional fees paid by China Direct on our behalf of $86,973 and promissory notes payable of $150,000 on December 31, 2010.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2012.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Due From Related Parties

At June 30, 2011 and December 31, 2010 our due from related party amounted to $664,533 and $638,420, respectively.  This is due from Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  Shandong Huibo Import & Export Co., Ltd. is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties.  These advances are unsecured, non-interest bearing and payable on demand.

NOTE 7 – FOREIGN OPERATIONS

All of our revenues for the six months ended June 30, 2011 and 2010 were derived from the PRC, and substantially all of our assets at June 30, 2011 and December 31, 2010 were located in the PRC.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Rent expense from our office leases for the three months ended June 30, 2011 and 2010 were approximately $29,000 and $26,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in the U.S. and The PRC for the years ended December 31, 2011 and thereafter:

Period	Total
Unaudited
Remaining period Ended December 31, 2011	$87,000
Year Ended December 31, 2012	26,000
Year Ended December 31, 2013	9,000
Thereafter	0
Total	$122,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, for the year ended December 31, 2010 as filed with the SEC.

We are on a calendar year; as such the three month period ending June 30, is referred to as our “second quarter”, and the six month period ending June 30, is referred to as the “the first six months.”  The past year ended December 31, 2010 is referred to as “2010” and the current year ending December 31, 2011 is referred to as “2011.”

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

Our Performance

Our revenues for the second quarter of 2011 increased by $0.3 million, or 4.8%, compared to the same period in 2010.  For the first six months of 2011, revenues decreased by $0.5 million, or 4.8%.  Our gross margin improved to 5.7% in the second quarter of 2011 compared to 0.6% in the same period of 2010.  For the first six months of 2011, our gross margin was 7.2%, compared to 4.0% in the first six months of 2010.  Our operating expenses decreased by $0.5 million in the second quarter of 2011 compared to the same period of a year ago, and by $0.3 million in the first six months of 2011 compared to the first six months of 2010. Our operating income was $0.2 million for the three and six months ended June 30, 2011, as compared to operating losses in the three and six months ended June 30, 2010 of $0.6 million and $0.4 million, respectively.  Our net income for the three and six months ended June 30, 2011 was $0.1 million and $0.2 million, respectively, compared to net losses of $0.9 million and $1.0 million for the three and six months ended June 30, 2010.

Our Outlook

 In the second quarter of 2011, we experienced a number of challenges common in our industry. The continued decrease in ocean freight container rates negatively impacted our revenues and margins during the first six months of 2010. Although we have historically experienced higher shipping volumes during the second half of the year, there is significant uncertainty in the industry due to continued weakness in the global economy.  In addition, some of our major customers experienced a significant reduction in their export business, primarily due to an appreciation of the Chinese currency against the U.S. dollar in the second quarter of 2011, which adversely impacted our shipping volumes. For the third quarter of 2011, we have taken measures to maintain a stable shipping volume by actively pursuing new customers and marketing our domestic logistics management services to our existing customers for shipping activities within the PRC’s domestic market.  Beyond the third quarter of 2011 our visibility is limited as uncertainties remain regarding the long-term health of our global economy, and as a result we are unable to predict whether the current recovery of imports and exports of the PRC and shipping rates will improve in the remainder of 2011 and beyond.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Sales	6,064,231	5,788,599	275,632	4.8%
Cost of sales	5,718,640	5,755,453	(36,813)	-0.6%
Gross profit	345,591	33,146	312,445	n/a
Total operating expenses	185,750	678,329	(492,579)	-72.6%
Income (loss) from operations	159,841	(645,183)	805,024	-124.8%
Foreign taxes	4,070	5,615	(1,545)	-27.5%
Other (expense), net	(6,407)	(286,553)	280,146	-97.8%
Net income (loss)	149,364	(937,351)	1,086,715	n/a

Net income (loss) attributable to China Logistics Group, Inc.	113,114	(1,059,382)	1,172,496	n/a

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Sales	10,673,664	11,212,756	(539,092)	-4.8%
Cost of sales	9,909,191	10,768,978	(859,787)	-8.0%
Gross profit	764,473	443,778	320,695	72.3%
Total operating expenses	539,608	880,105	(340,497)	-38.7%
Income (loss) from operations	224,865	(436,327)	661,192	n/a
Foreign taxes	5,618	10,808	(5,190)	-48.0%
Other (expense), net	(16,549)	(518,493)	501,944	-96.8%
Net income (loss)	202,698	(965,628)	1,168,326	n/a

Net income (loss) attributable to China Logistics Group, Inc.	77,787	(980,841)	1,058,628	n/a

Revenues

Revenues for the second quarter of 2011 increased $0.3 million, or 4.8%, compared to the second quarter of 2010. The increase is largely due to an appreciation of the RMB relative to the U.S. dollar. On a local currency basis, revenues were largely unchanged in the second quarter as increases in freight traffic were offset by decreases in shipping rates.

Revenues for the first six months of 2011 decreased by $0.5 million, or 4.8%, as increases in shipping volumes were more than offset by a decrease in the average price per standard shipping container. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has largely failed to materialize. As a result, overseas shipping prices dropped significantly, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of Sales and Gross Profit Margins

 Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by $37,000 in the second quarter of 2011 compared with the same period in 2010, and by $0.9 million in the first six months of 2011 compared to the first six months of 2010. Our gross margin improved to 5.7% in the second quarter of June 30, 2011 compared to 0.6% in the same period of 2010.  For the first six months of 2011, our gross margin was 7.2%, compared to 4.0% in the first six months of 2010. The improved gross profit margins were mainly due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses decreased by $0.5 million in the second quarter of 2011 as compared to the second quarter of 2010.  The decrease is mainly due to stock-based compensation valued at $0.3 million awarded to officers and directors and $0.2 million of stock-based consulting fees related to professional services provided under a consulting agreement in the second quarter of 2010, with no comparable amounts in the second quarter of 2011. Total operating expenses in the first six months of 2011 decreased $0.3 million compared to the same period in 2010 due to the $0.5 million of stock-based compensation in 2010 partially offset by increases in professional fees associated with legal services and SEC compliance activities, bad debt expense and personnel-related expenses in the PRC.

Total Other (Expense), net

Other expense, net, which consists of interest expense, non-operating income and expense items and other gains and losses not reflected within loss from operations, decreased by $0.3 million and $0.5 million in the second quarter and first six months of 2011, respectively, compared with the same periods in 2010. In the second quarter and first six months of 2010, we recorded losses of $0.2 million and $0.4 million, respectively, due to changes in fair value of warrant derivative liabilities. These warrants have since been modified such that they no longer meet the definition of derivative liabilities and are no longer required to be marked to market through earnings each period. As a result, there were no comparable gains or losses recorded in earnings in 2011.

Net Income (Loss)

Net income for the second quarter and first six months of 2011 totaled $0.1 million and $0.2 million, respectively, compared to net losses of $0.9 million and $1.0 million for the second quarter and first six months of 2010. The improvement in earnings is mainly the result of higher gross margins in 2011, the absence of stock-based compensation expense in 2011 and the modification to our outstanding warrants which eliminated the requirement to recognize changes in their fair value in our statement of operations.

Our net income for the first six months of 2011 of $0.2 million is comprised of $0.3 million of net income of Shandong JiaJia, of which we own 51%, and a net loss of $0.1 million of expenses associated with the U.S. corporate activities of China Logistics Group, Inc. As a result, we have net income attributable to China Logistics Group, Inc. for the first six months of 2011 of $0.1 million after giving effect to the noncontrolling interest holders’ interest in Shandong JiaJia’s net income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate amounts of cash to meet its needs for cash.  As of June 30, 2011, we had $1.4 million in working capital, compared to $1.2 million at December 31, 2010.

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

The following table provides comparative information on the components of our working capital at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Increase (Decrease)%
Current assets:
Cash	$1,106,115	$1,309,848	$(203,733)	-15.6%
Accounts receivable, net	4,343,771	3,104,526	1,239,245	39.9%
Other receivables	483,982	1,017,706	(533,724)	-52.4%
Advances to vendors and other prepaid expenses	353,905	347,409	6,496	1.9%
Due from related parties	664,533	638,420	26,113	4.1%
Total current assets	6,952,306	6,417,909	534,397	8.3%

Current liabilities:
Accounts payable - trade	$2,503,517	$2,658,710	$(155,193)	-5.8%
Accrued expenses and other current liabilities	1,011,342	693,565	317,777	45.8%
Advances from customers	1,299,777	466,056	833,721	178.9%
Foreign tax payable	10,141	15,153	(5,012)	-33.1%
Due to related parties	764,593	1,438,667	(674,074)	-46.9%
Total current liabilities	5,589,370	5,272,151	317,219	6.0%

The increase in accounts receivable was mainly due to the days’ sales outstanding in accounts receivable of 63 days as of June 30, 2011 compared to 47 days at December 31, 2010. This increase was primarily the result of more favorable payment terms we offered to our credit worthy customers to retain their business in an increasingly competitive freight forwarding market.

 From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals.  The decision to make these loans is made by our senior management, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.  These amounts, which totaled $0.5 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively, are reflected in Other Receivables.

Due from related parties of $0.7 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively, consist of unsecured, non-interest bearing advances to Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a minority owner of our company.  These advances are payable on demand.

At June 30, 2011 and December 31, 2010 accrued expenses and other current liabilities included $0.7 million and $0.4 million, respectively, of loans payable to unrelated parties which are payable on demand. We used the proceeds from these loans for working capital.

Advances from customers June 30, 2011 increased by $0.8 million in 2011, primarily due to an increase in advances from unrelated parties in the normal course of business.

The decrease in related party payables was primarily attributable to a repayment of $0.7 million due to a member of Shandong JiaJia’s management.

Consolidated Statement of Cash Flows

Net cash provided by operating activities in the first six months of 2011 totaled $0.5 million, as compared to cash used in operating activities of $0.3 million in the first six months of 2010.  The following table summarizes the components of cash flow from operations for the first six months of 2011 and 2010:

	2011	2010
Net income (loss)	$202,698	$(965,629)
Depreciation, amortization, stock-based
compensation and other non-cash
gains and losses	11,907	916,205
Accounts receivable	(1,281,389)	(339,180)
Advances from customers	833,721	295,886
Other receivables, prepaid expenses and
other current assets	533,724	(335,030)
Accounts payables, accrued expenses
and other current liabilities	162,584	170,225
Other, net	30,638	(59,461)
Total cash provided by operating activities	$493,883	$(316,984)

Cash used in investing activities during the first six months of 2011 was $30,000, compared to $18,000 in the first six months of 2010. We have historically not had the need for significant capital expenditures and do not expect our capital expenditures to be significant for the remainder of 2011.

Cash used in financing activities during the first six months of 2011 and 2010 totaled $0.7 million and $0.4 million, respectively, and was comprised of loan repayments to related parties, primarily members of Shandong JiaJia’s management.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods.  The more critical accounting estimates include estimates related to the allowance for doubtful accounts.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.

Based on this evaluation we concluded that as of June 30, 2011 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Remediation of Material Weakness in Internal Control

We believe the remediation actions set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 will be sufficient to remediate the material weaknesses described above.  Furthermore, through continued training and improved retention of qualified accounting staff, a better awareness of the importance of such controls and procedures has been achieved.  However, a substantial improvement needs to be made throughout the remainder of 2011 in order to achieve our overall remediation target and objectives.

As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  (REMOVED AND RESERVED).

    None.

ITEM 5.  OTHER INFORMATION.

    None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Articles of Amendment (5)
3.4	Articles of Amendment (2)
3.5	Form of Articles of Amendment (10)
3.6	Bylaws (1)
4.1	Trilogy Capital Partners, Inc. Warrant Agreement dated June 1, 2006(3)
4.2	Form of common stock purchase warrant issued to Mr. Chen (12)
4.3	Form of common stock purchase warrant issued in the 2008 Unit Offering (13)
10.1	Debt Conversion Agreement with David Aubel dated December 3, 2005 (4)
10.2	Amendment to Debt Conversion Agreement with David Aubel dated May 15, 2006 (6)
10.3	Consulting and Management Agreement dated May 22, 2007 with China Direct Investments, Inc. (7)
10.4	Consulting and Management Agreement dated September 5, 2007 with Capital One Resource Co., Ltd (8)
10.5	Acquisition Agreement dated as of December 31, 2007 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd., and Messrs. Hui Liu and Wei Chen (2)
10.6	Finder's Agreement dated as of December 31, 2007 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (2)
10.7	Consulting Agreement dated as of December 31, 2007 between MediaReady, Inc. and China Direct, Inc. (2)
10.8	Form of Amendment to Acquisition Agreement dated as of January 28, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (9)
10.9	Form of Amendment to Finder's Agreement dated as of January 28, 2008 between MediaReady, Inc. and Dragon Venture (Shanghai) Capital Management Co., Ltd. (9)
10.10	Form of Amendment to Acquisition Agreement dated as of March 13, 2008 between MediaReady, Inc., Shandong Jiajia International Freight & Forwarding Co., Ltd., and Messrs. Hui Liu and Wei Chen (11)
10.11	Lease Agreement between China Logistics Group, Inc. and ETI International, Inc. (17)
10.12	Form of Subscription Agreement for 2008 Unit Offering (13)

10.13	Lease Agreement between Wei Chen and Shandong Jiajia International Freight & Forwarding Co., Ltd.(14)
10.14	Lease Agreement dated December 31, 2008 between Shandong Jiajia International & Freight Forwarding Co., Ltd. and Shandong Import & Export Co., Ltd. (17)
10.15	Assumption Agreement dated December 31, 2007 between David Aubel and MediaReady, Inc. (17)
10.16	Conversion Agreement dated March 20, 2008 between V. Jeffrey Harrell and China Logistics Group, Inc. (16)
10.17	Conversion Agreement dated March 20, 2008 between David Aubel and China Logistics Group, Inc. (16)
10.18	Form of promissory note in the principal amount of $561,517.27 dated January 1, 2003 issued by Video Without Boundaries, Inc. to Mr. David Aubel (15)
10.19	Form of Security Agreement dated May 23, 2001 between Valusales.com, Inc. and Mr. David Aubel (15)
10.20	Promissory note from Shanghai Yudong Logistics Co., Ltd. to Shandong Jiajia International Freight & Forwarding Co., Ltd., dated March 30, 2009 (18)
14.1	Code of Business Conduct and Ethics (12)
21.1	Subsidiaries of the Registrant (12)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registration statement on Form 10-SB, SEC File No. 0-31497 as filed with the Securities and Exchange Commission on September 11, 2000, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on January 7, 2008.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on June 2, 2006.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2004.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed on September 27, 2006.
(6)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on May 23, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on September 10, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K as filed on January 31, 2008.
(10)	Incorporated by reference to the definitive information statement on Schedule 14C as filed on February 14, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 18, 2008.
(12)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2007.
(13)	Incorporated by reference to the Current Report on Form 8-K as filed on April 24, 2008.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended June 30, 2008.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2008.
(17)	Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-151783, as amended.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

*  filed herewith

** To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2011	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)