Form 10-Q
period 2011-09-30
China Logistics Group Inc
filed 2011-11-14
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2011
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
[  ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 41,508,203 shares of common stock are issued and outstanding as of November 9, 2011.

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

i

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$1,443,975	$1,309,848
Accounts receivable, net	4,382,306	3,104,526
Other Receivables	402,680	1,017,706
Advance to vendors and other prepaid expenses	565,049	347,409
Due from related parties	600,917	638,420
Total current assets	7,394,927	6,417,909

Property and equipment, net	28,218	35,124
Total assets	$7,423,145	$6,453,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,306,140	$2,658,710
Accrued expenses and other current liabilities	937,312	693,565
Advances from customers	1,520,003	466,056
Due to related parties	1,237,923	1,438,667
Foreign tax payable	9,873	15,153

Total current liabilities	6,011,251	5,272,151

Shareholers' equity:
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock - 450,000 issued and
oustanding	450	450
Common stock, $.001 par value, 500,000,000 shares authorized; 41,508,203 shares
issued and outstanding at September 30, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,467,935)	(19,505,982)
Accumulated other comprehensive loss	(82,411)	(131,527)
Total China Logistics Group, Inc. shareholders' equity	1,128,592	1,041,429
Noncontrolling interest	283,302	139,454
Total equity	1,411,894	1,180,882
Total liabilities and shareholders' equity	7,423,145	6,453,033

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010

Sales	$6,944,879	$6,931,542	$17,618,543	$18,144,298
Cost of sales	6,662,172	6,621,608	16,571,363	17,390,586
Gross profit	282,707	309,934	1,047,180	753,712

Operating expenses:
Selling, general and administrative	206,992	293,155	734,693	1,168,114
Depreciation and amortization	2,727	3,489	14,634	8,635
Bad debt expense	63,985	(350)	63,985	(350)
Total operating expenses	273,704	296,294	813,312	1,176,399
Income (loss) from operations	9,003	13,640	233,868	(422,687)

Other income (expenses):
Other income (expense)	(59,304)	64,260	(74,300)	(3,892)
Extinguishment of registration rights liability	(5,859)	1,597,000	(5,859)	1,597,000
Change in fair value of derivative liability		-	-	(447,059)
Interest income (expense)	(3,616)	(2,674)	(5,169)	(5,956)
Total other income (expenses)	(68,779)	1,658,586	(85,328)	1,140,093
Income (loss) before income taxes	(59,776)	1,672,226	148,540	717,406
Foreign taxes	8,218	10,538	13,836	21,346
Net Income (loss)	(67,994)	1,661,688	134,704	696,060
Less: Net income (loss) attributable to the noncontrolling interest	(28,252)	(29,527)	96,659	(44,740)
Net income (loss) attributable to China Logistics Group, Inc.	(39,742)	1,632,161	38,045	651,320

Other comprehensive income (loss):
Foreign currency translation adjustments	45,624	24,320	49,116	33,310
Comprehensive income	$5,882	$1,656,481	$87,162	$684,630

Earnings (loss) per common share:
Basic	$(0.00)	$0.04	$0.00	$0.02
Diluted	$(0.00)	$0.04	$0.00	$0.02

Weighted average number of shares outstanding:
Basic	41,508,203	39,508,203	41,508,203	37,629,082
Diluted	46,008,203	39,508,203	46,008,203	37,629,082

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$134,704	$696,060
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation expense	14,634	8,635
Allowance for doubtful accounts	63,985	27,133
Change in fair value of derivative liability	-	447,059
Extinguishment of registration rights penalty	-	(1,597,000)
Stock based compensation	-	464,000
Changes in assets and liabilities:
Accounts receivable	(1,341,763)	(1,510,787)
Prepaid expenses and other current assets	-	(44,501)
Other receivables	615,026	-
Accounts payable	(352,570)	751,984
Other accruals and current liabilities	243,747	744,181
Taxes payable	(5,282)	4,179
Advances to vendors	(217,640)	(912,550)
Advances from customers	1,053,947	691,371

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	208,791	(230,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,728)	-
Advances paid by related parties	106,896	-
Advances due from related parties	(69,393)	8,276

NET CASH PROVIDED BY INVESTING ACTIVITIES	29,775	8,276

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advance from related parties	(336,391)	-
Advances from related parties	135,648	(366,647)

NET CASH USED IN FINANCING ACTIVITIES	(200,743)	(366,647)

EFFECT OF EXCHANGE RATE ON CASH	96,308	39,719
NET INCREASE (DECREASE) IN CASH	134,131	(548,888)
CASH - beginning of period	1,309,848	1,720,838
CASH - end of year period	$1,443,979	$1,171,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$5,061	$9,997

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime and air international transportation for clients seeking to import or export merchandise from or into China.  Shandong Jiajia has branches in Shanghai, Xiamen, Tianjin, and Lianyungang. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, Ryder CRSA Logistics, Horizon Lines, and Regional Container Lines (RCL).

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

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
September 30, 2011

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At September 30, 2011, we had deposits of $1,443,535 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through September 30, 2011.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $1,894,561 and $1,830,576 at September 30, 2011 and December, 2010, respectively.

Other receivables

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report. The components of other receivables at September 30, 2011 and December 31, 2010 were as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	September 30, 2011	December 31, 2010
	Unaudited
Loans receivable	$250,206	$801,472
Deferred expenses	58,027	84,327
Legal deposit	20,349	30,249
Other	74,098	101,658
	$402,680	$1,017,706

Advance to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other prepaid expenses totaled $565,049 and $347,409 at September 30, 2011 and December 31, 2010, respectively.

 Accrued Expenses and other Current Liabilities

Accrued expenses and other current liabilities are comprised of i) loans payable due to unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees that have not yet been billed, and iii) accrued salaries.  The components of accruals and other current liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	Unaudited
Loans payable	$634,946	$388,410
Accrued expenses	257,261	251,772
Accrued salaries	45,105	53,383
	$937,312	$693,565

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $1,520,003 and $466,056, at September 30, 2011 and December 31, 2010, respectively.

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

	September 30, 2011	September 30, 2010	December 31, 2010
Balance sheet	6.3885		6.6118
Statement of operations	6.4884	6.8164

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Recently issued accounting pronouncements

In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASC 805”) . The objective of this standard is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No.  2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit is greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of ASU 2010-28 to have a material impact on our consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In July 21, 2010, the FASB issued ASU No. 2010-20. Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The extra disclosures for financing receivables include aging of past due receivables, credit quality indicators, and the modifications of financing receivables.  This guidance is effective for interim and annual periods ending on or after December 15, 2010.  There was no material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary,” which clarifies the scope of the guidance for the decrease in ownership of a subsidiary in ASC Topic 810, “Consolidations,” and expands the disclosures required for the deconsolidation of a subsidiary or de-recognition of a group of assets.  This guidance was effective on January 1, 2010. We adopted this guidance and it did not have an effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topic 505, “Equity,” and ASC Topic 260, “Earnings Per Share.”  This guidance is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The application of the requirements of this guidance had no effect on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net Income (loss) applicable to common stockholders (A)	$(39,742)	$1,632,161	$38,045	$651,320

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	41,508,203	39,508,203	41,508,203	37,629,082
Denominator for diluted earnings per share
Treasury Stock Method
Stock purchase warrants issued to Mr. Chen
Stock purchase warrants
Series B preferred - unconverted	4,500,000		4,500,000
Series A and B preferred

Denominator for diluted earnings (loss) per share-
adjusted weighted average shares outstanding (C)	46,008,203	39,508,203	46,008,203	37,629,082
Basic and Diluted Earnings Per Common Share:
Earnings (loss) per share- basic (A)/(B)	$0.00	$0.04	$0.00	$0.02
Earnings (loss) per share- diluted (A)/(C)	$0.00	$0.04	$0.00	$0.02

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Potentially issuable shares at September 30, 2011 and 2010 which could result in dilution in the future but were not included in diluted earnings per share for the periods presented as they are anti-dilutive included:

	Nine months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Stock purchase warrants to Mr. Chen	2,000,000	2,000,000
Stock purchase warrants	117,500	117,500
Class A and B stock purchase warrants	31,558,500	31,558,500
Series B convertible preferred stock	-	4,500,000
	33,676,000	38,176,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	Useful Lives	September 30, 2010	December 31, 2010
		(Unaudited)
Computer equipment	4 years	$52,036	$38,466
Furniture and equipment	4-5 years	106,047	111,889
		158,083	150,355
Less: accumulated depreciation		129,865	(115,231)
		$28,218	$35,124

For the nine months ended September 30, 2011, and 2010, depreciation expense totaled $14,634 and $8,635, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred Stock

At September 30, 2011 and December 31, 2010, 450,000 Series B convertible preferred stock remain issued and outstanding.  One share of Series B Convertible Preferred Stock converts into 10 shares of common stock.

Common Stock

We did not issue any common stock during the nine month period ended September 30, 2011.

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the nine month period ended September 30, 2010 is as follows:

	Shares Underlying Warrants	Weighted Average exercise Price

Outstanding at December 31, 2010	33,676,000	$0.21
Granted	-	-
Exercised	-	-
Outstanding at September 30, 2011	33,676,000	$0.21

The common stock purchase warrants outstanding at September 30, 2011 include 31,558,500 warrants issued in connection with our offering of common stock in 2008. These warrants are currently exercisable at 0.20 per share and expire on April 30, 2013.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – RELATED PARTIES TRANSACTIONS

Due to Related Parties

On September 30, 2011 and December 31, 2010, due to related parties consisted of the following:

	September 30, 2011	December 31, 2011
	(Unaudited)
Due to Xiangfen Chen	$110,650	$159,092
Due to Bin Liu	171,026	122,898
Due to Tianjin Sincere Logistics Co., Ltd	631,255	846,987
Due to Lanyunbu		72,217
Due to China Direct Industries, Inc.	324,993	237,473
	$1,237,924	$1,438,667

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to China Direct Industries, Inc. (“China Direct”) relate to professional fees, primarily legal and accounting paid by China Direct on our behalf of $81,993 and promissory notes payable of  $243,000 at September 30, 2011 and professional fees paid by China Direct on our behalf of $86,973 and promissory notes payable of $150,000 on December 31, 2010.  The proceeds from these notes were used for working capital purposes. The notes accrue interest at 4% annually and are due at various dates in 2012.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

Due From Related Parties

At September 30, 2011 and December 31, 2010 we had unsecured, non-interest bearing and payable on demand advances outstanding from a related party in the amount of $600,917 and $638,420, respectively. This is due from Shangdong Huibo Import & Export Co., Ltd., a Chinese limited liability company which is a noncontrolling owner of our Company. Shangdong Huibo Import & Export Co., Ltd. Is owned by PeiXiang Wang (31.7%) and PengXiang Liu (68.3%), unrelated third parties. These advances are unsecured, non-interest bearing and payable on demand.

NOTE 7 – FOREIGN OPERATIONS

The tables below present information by operating region for the three and nine months ended September 30, 2011.

	For the Three Months Ended
	September 30, 2011		September 30, 2010
	Revenues	Assets	Revenues
United States	$--	$440	$--
People’s Republic of China	6,944,879	7,422,705	6,931,542
Totals	$6,944,879	$7,423,145	$6,931,542

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	For the Nine Months Ended
	September 30, 2011		September 30, 2010
	Revenues	Assets	Revenues
United States	$--	$440	$--
People’s Republic of China	17,618,543	7,422,705	18,144,298
Totals	$17,618,543	$7,423,145	$18,144,298

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Rent expense from our office leases as below table presents our commitments for our various office leases in the U.S. and China for the remainder of the year ended December 31, 2011 and thereafter, we did not have any minimum, contingent, or sublease arrangements in these leases.

Period	Total
Unaudited
Remaining period Ended December 31, 2011	$87,000
Year Ended December 31, 2012	26,000
Year Ended December 31, 2013	9,000
Thereafter	0
Total	$122,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding information contained in our unaudited consolidated financial statements and the footnotes. Also refer to the Management’s Discussion and Analysis included in our Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC.

We are on a calendar year for financial reporting purposes. The three month period ending September 30 is at times referred to as our “third quarter”, and the nine month period ending September 30, is referred to as the “the first nine months.”  The past year ended December 31, 2010 is referred to as “2010” and the current year ending December 31, 2011 is referred to as “2011.”

OVERVIEW

On December 31, 2007 we acquired a 51% interest in Shandong Jiajia in a capital transaction, implemented through a reverse acquisition.  Established in November 1999, Shandong Jiajia is an international freight forwarder and logistics service manager located in the People's Republic of China ("PRC").  The business and operations of Shandong Jiajia represent all of our operations. Shandong Jiajia acts as an agent for international freight and shipping companies. Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China. We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.  Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang. We coordinate with agents in North America, Europe, South America, Australia, Asia, and Africa.

Our Performance

Our revenues for the third quarter of 2011 amounted to $6.9 million, and basically remained flat at a 0.2% increase, as compared with the same period in 2010. For the first nine months of 2011, revenues decreased by $0.5 million, or 2.9%, to $17.6 million, as compared with the same period in 2010. Our gross profit decreased by  8.8% in the third quarter of 2011 as compared with the same period in 2010. The reduction in gross profit margin for the third quarter of 2011 was due primarily to an increase in cost of sales of $40,564, or 0.6%.  For the first nine months of 2011, our gross profit  increased by $0.3 million, or 38.9%, as compared with the same period in 2010. The increase in gross profit margin was due primarily to a $0.8 million, or 4.7% decrease in cost of sales over the same period in 2010. Our operating expenses decreased by $22,590, or 7.6%, in the third  quarter of 2011 compared with the same period in 2010, and by $0.4 million, or 30.9%, in the first nine months of 2011 compared with the same period in 2010. Our operating income was $9,003 and $0.2 million for the three and nine months ended September 30, 2011 as compared to operating income of $13,640 and an operating loss of $0.4 million, respectively, for the three and nine months ended September 30, 2010. We had a net loss of $67,994 and net income of $0.1 million for the three and nine months ended September 30, 2011 and 2010, respectively, as compared to net income of $1.7 million and $0.7 million, respectively, for the same period in 2010. Net income for the third quarter and nine months ended September 30, 2010, includes an increase (or credit) of $1.6 million to other income as a result of the reversal of the liability related to the registration payment agreement related to the financing we completed in 2008. Excluding this increase of $1.6 million for both the third quarter and nine months ended September 30, 2010, net income for the third quarter of 2010 would be $0.1 million, resulting in a net loss of $0.9 million for the nine months ended September 30, 2010 on a comparative basis with the same period in 2011.

RESULTS OF OPERATIONS

The following tables provide certain comparative information based on our consolidated results of operations for the three and nine months ended September 30, 2011 as compared to the same period in 2010:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Sales	6,944,879	6,931,542	13,337	0.19
Cost of sales	6,662,172	6,621,608	40,564	0.61
Gross profit	282,707	309,934	(27,227)	(8.78)
Total operating expenses	273,704	296,294	(22,590)	(7.62)
Income (loss) from operations	9,003	13,640	(4,637)	(34.00)
Foreign taxes	8,218	10,538	(2,320)	(22.02)
Other (expense), net	(68,779)	1,658,586	(1,727,365)	(104.15)
Net income (loss)	(67,994)	1,661,688	(1,729,682)	(104.09)
Net income (loss) attributable to China Logistics Group, Inc.	(39,742)	1,632,161	(1,671,903)	(102.43)

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Sales	17,618,543	18,144,298	(525,755)	(2.90)
Cost of sales	16,571,363	17,390,586	(819,223)	(4.71)
Gross profit	1,047,180	753,712	293,468	38.94
Total operating expenses	813,312	1,176,399	(363,087)	(30.86)
Income (loss) from operations	233,868	(422,687)	656,555	155.33
Foreign taxes	13,836	21,346	(7,510)	(35.18)
Other (expense), net	(85,328)	1,140,093	(1,225,421)	(107.48)
Net income (loss)	134,704	696,060	(561,356)	(80.65)
Net income (loss) attributable to China Logistics Group, Inc.	38,045	651,320	(613,275)	(94.16)

Revenues

Sales revenues for the third quarter of 2011 increased by $13,337, or 0.2%, to $6,931,542 as compared with the same period in 2010. On a local currency basis, sales revenues were basically unchanged in the third quarter as increases in freight traffic volume were offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy.

Sales revenues for the nine months ended September 30, 2011 decreased by $0.5 million, or 2.9%,  to $17.6 million, as compared with the same period in 2010, as increases in shipping sales volumes were more than offset by a decrease in the average price per standard shipping container charged to customers over the first nine months of 2011. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has largely failed to materialize. As a result, overseas shipping prices have dropped significantly over the past nine months, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of Sales and Gross Profit Margins

 Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $40,564, or 0.6%, in the third quarter of 2011 compared with the same period in 2010, and decreased by $0.8 million, or 4.7%, in the first nine months of 2011 compared with the same period in 2010. Our gross profit margin decreased by $27,227, or 8.8% to 4.07% of sales revenues in the third quarter of 2011 compared to 4.5%% in the same period of 2010.  For the first nine months of 2011, our gross profit margin increased by $0.3 million, or 38.9%, to 5.9%% of sales revenues, compared to 4.2% in the same period of 2010. The improved gross profit margins were due primarily to lower prices provided to us by freight carriers which more than offset the reduction in our prices extended to our customers as a result of the oversupply of freight cargo capacity in the PRC.

Total Operating Expenses

Total operating expenses decreased by $22,590, or 7.6%, in the third quarter of 2011 as compared with the same period in 2010. The decrease is  due primarily to a decrease in general and administrative expenses offset by an increase in bad debt expenses for the period. Total operating expenses in the first nine months of 2011 decreased by $0.4 million, or 30.9%, compared with the same period in 2010, as a result of a decrease in general and administrative costs offset by an increase in bad debt expense. During the same periods in 2010, we included in general and administrative expenses  $0.3 million in stock based compensation expenses for officers and directors, and $0.2 million for a one-time discretionary stock award to China Direct Investment, Inc. for consulting services,  which partially offset by a decrease of $0.1 million in professional fees associated with SEC regulatory compliance with no comparable amounts during the nine months ended September 30, 2011.On a comparative basis with 2011, if we exclude these items charged to operating expenses in 2010, operating expenses would have remained consistent for both periods.

Total Other (Expense), net

Other expense, net, consists of interest expense, non-operating income and expense items and other gains and losses not reflected in operating income (loss) for the period. For the third quarter ended September 30, 2011, our total other net expense was $68,779 compared  to a total other net income of $1.7 million for the same period in 2010. The difference  between 2011 and 2010 is due primarily to the $1.6 million extinguishment of the liability related to the registration penalty which was recorded as other income  in 2010.  During 2010, we entered into an amendment agreement with the holders of the warrants that were issued in 2008, whereby the holders waived their right to liquidated damages in the event the shares underlying the warrants were not registered with the SEC prior to a prescribed date.  We had previously accrued $1.6 million as a penalty as the registration statement had not become effective prior to such date.  As a result of this amendment, we reversed the liability related to this penalty and increase other income in 2010.

In the nine months ended September 30,  2011, our total other net expense was $85,328 compared to total other net income of $1.1 million for the same period in 2010. The difference between 2011 and 2010 is due primarily to the  extinguishment of the liability related to the registration penalty which was recorded as other income  in 2010, as discussed above,  netted with the expenses charged for the changes in fair value of warrant derivative liabilities. These warrants have since been modified such that they no longer meet the definition of derivative liabilities and are no longer required to be marked to market through earnings each period. As a result, there were no comparable gains or losses recorded in earnings in 2011.

Foreign Taxes

 Foreign taxes for the third quarter and the first nine months of 2011 amounted to $8,218 and $13,836, respectively, which represented a decrease of  22.0% and 35.2%, compared to the same periods in  2010 due to lower taxable income and effective tax rates.

Net Income (Loss)

Net (loss) income for the third quarter and first nine months of 2011, respectively, amounted to $(67,994) and $0.1 million, respectively, compared to net income of $1.7 million and $0.7 million for the third quarter and first nine months of 2010, respectively. The net loss for the quarter ended September 30, 2011 is due primarily to flat sales revenues and lower gross profit margins due to lower demand for shipping services from our customers in Xiamen and the growth of freight volume succumbed to lower shipping rates in Qingdao and Shanghai operations, coupled with an increase in total other expenses for the third quarter of 2011. On a comparative basis with 2010, the difference  is due primarily to the $1.6 million extinguishment of the liability related to the registration penalty which was recorded as other income  in 2010 with no comparable gain in earnings in 2011. The net income for the nine months ended September 30, 2011 is due primarily to increase in gross profit margins as a result of reductions in cost of sales, decrease in operating expenses, offset by increases in total other expense for the first nine months of 2011. On a comparative basis with 2010, the difference  is due primarily to the $1.6 million extinguishment of the liability related to the registration penalty agreement which was recorded as other income  in 2010, offset by a $0.4 million  expense related to the change in fair value of the warrants derivative liabilities, with no comparable gain in earnings in 2011.

Our net income for the first nine months of 2011 of $0.1 million is comprised of $0.2 million of net income of Shandong JiaJia, of which we own 51%, and a net loss of $0.1 million of expenses associated with the U.S. corporate activities of China Logistics Group, Inc. As a result, we have net income attributable to China Logistics Group, Inc. for the first nine months of 2011 of $38,045 after giving effect to the noncontrolling interest holders’ interest in Shandong JiaJia’s net income.

Our Outlook

 In the third quarter of 2011, we experienced a number of challenges common in our industry. The continued decrease in ocean freight container rates negatively impacted our sales revenues and gross profit margins during the first nine months of 2010. The average Baltic Dry Index (BDI) of the first half of 2011, an index created by the London-based Baltic Exchange to measure changes in the cost to transport raw materials by sea, has dropped  to the 2009 level. The decrease in freight shipping volume and lower freight rates is anticipated to continue over the next year  due to slower growth in international trade from the PRC.

Although we have historically experienced higher shipping volumes during the second half of the year, there is significant uncertainty in the industry due to continued weakness in the global economy which is also reflected in recent industrial and trade trends in the PRC. The year-on-year growth of international container throughput from Chinese ports in the third quarter of 2011 has significantly dropped from 17.6% in January 2011 to 9.7% and 11.4% respectively in August and September 2011. The PRC's export orders index was 48.3% in August of 2011, the first time under the 50% threshold indicator since May 2009, and has now rebounded marginaly to 50.9% in September of 2011.

In addition, some of our major customers experienced a significant reduction in their export business, primarily due to an appreciation of the Chinese currency against the U.S. dollar during 2011, which adversely impacted our shipping volumes and freight rates. For the fourth quarter of 2011, we have taken measures to maintain a stable shipping volume by actively pursuing new customers and marketing our domestic logistics management services to our existing customers for shipping activities within the PRC’s domestic market. Beyond 2011, our projections are  limited due to economic uncertainties in the long-term health of the global economy, and as a result we are unable to predict whether the current recovery of imports and exports in the PRC and shipping rates will improve beyond  2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate  cash to meet its operational cash requirements.  As of September 30, 2011, we had $1.4 million in working capital, compared to $1.1 million at December 31, 2010.

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

The following table provides comparative information on the components of our working capital at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Increase (Decrease)%
Current assets:
Cash	$1,443,975	$1,309,848	$134,127	10.2%
Accounts receivable, net	4,382,306	3,104,526	1,277,780	41.2%
Other receivables	402,680	1,017,706	(615,026)	(60.4)%
Advances to vendors and other prepaid expenses	565,049	347,409	217,640	62.6%
Due from related parties	600,917	638,420	(37,503)	(5.9)%
Total current assets	7,394,927	6,417,909	977,018	15.2%

Current liabilities:
Accounts payable - trade	$2,306,140	$2,658,710	$(352,570)	(13.3)%
Accrued expenses and other current liabilities	937,312	693,565	243,747	35.1%
Advances from customers	1,520,003	466,056	1,053,947	226.1%
Foreign tax payable	9,871	15,153	(5,282)	(34.9)%
Due to related parties	1,237,923	1,438,667	(200,744)	(14.0)%
Total current liabilities	6,011,249	5,272,151	739,098	14.0%

The increase in accounts receivable was mainly due to the days’ sales outstanding in accounts receivable of 63 days as of September 30, 2011 compared to 47 days at December 31, 2010. This increase was primarily the result of more favorable payment terms we offered to our credit worthy customers to retain their business in an increasingly competitive freight forwarding market.

 From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $1.0 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively, are reflected in Other Receivables.

Due from related parties of $0.6 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively, consist of unsecured, non-interest bearing advances to Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances are payable on demand.

At September 30, 2011 and December 31, 2010 accrued expenses and other current liabilities included $0.7 million and $0.4 million, respectively, of loans payable to unrelated parties which are payable on demand. We used the proceeds from these loans for working capital.

Advances from customers September 30, 2011 increased by $1.0 million in 2011, due primarily to an increase in advances from unrelated parties in the normal course of business.

The decrease in related party payables was primarily attributable to a repayment of $0.2 million due to a member of Shandong JiaJia’s management.

Consolidated Statement of Cash Flows

Net cash provided by operating activities in the first nine months of 2011 amounted to $0.2 million, as compared to net cash used in operating activities of $0.2 million in the same period for 2010. The net cash provided  during 2011 was due primarily to net income of $0.1 million added to the advances from customers of $1.1 million, reduced by net changes in current assets and liabilities of $1.0 million (which net change was comprised of increases in accountings receivables of $1.3 million and net changes in other current assets and liabilities of $0.3 million). Net cash used in operating activities in the first nine months of 2010 totaled $0.2 million, as the increases in our accounts receivable and advances to vendors of $1.5 million and $0.9 million, respectively, were largely offset by increases in accounts payable, advances from customers and other accruals and current liabilities of $0.8 million, $0.7 million and $0.7 million, respectively.

Net cash provided in investing activities during the first nine months of 2011 was $29,775, compared to $8,276 for the same period in 2010. Historically, we have not had the need for significant capital expenditures, and do not expect our capital expenditures to be significant for the remainder of 2011.

Net cash used in financing activities during the first nine months of 2011 and 2010 amounted to $0.2 million and $0.4 million, respectively, and was comprised of loan repayments to related parties, primarily members of Shandong JiaJia’s management.

Substantially all of our cash reserves are held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however, restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain that Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

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
•
Any obligation under a contract that would be accounted for as a derivative instrument, except those that are both indexed to our stock and classified in stockholder’s equity in our statement of financial position, and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Allowance for Doubtful Accounts
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.

Based on this evaluation we concluded that as of September 30, 2011 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*  filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)