Form 10-K
period 2011-12-31
China Logistics Group Inc
filed 2012-03-28
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

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
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $2,490,492 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  41,508,203 shares of common stock are issued and outstanding as of March 20, 2012.

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

CHINA LOGISTICS GROUP, INC.
FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses and declining margins;
•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity,
•	our dependence on third party equipment and services to operate our business,
•	our dependence on third party cargo agents,
•	credit risks,
•	the slowdown of the Chinese economy or risks of inflation,
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Renminbi;
•	uncertainties associated with the Peoples Republic of China ("PRC")’s legal system,
•	currency exchange restrictions and fluctuations in the value of the RMB,
•	economic, legal restrictions and business conditions in China,
•	adverse impact of recent Chinese accounting scandals,
•	material weaknesses in our internal control over financial reporting,
•	the closely-held nature of our securities,
•	limited public market for our common stock, and
•	the potential dilutive impact of the exercise of warrants, including warrants with cashless exercise provisions, or the conversion of preferred stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in  Item A. Risk Factors.  Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “China Logistics Group", "we"", "our", the "Company" and similar terms refer to China Logistics Group, Inc., a Florida corporation, and our wholly-owned subsidiary Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company (“Shandong Jiajia”) and its subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, "2011” refers to the year ended December 31, 2011, “2010” refers to the year ended December 31, 2010, and “2012” refers to the year ending December 31, 2012.

The information which appears on our website at www.chinalogisticsinc.com is not part of this report.

ii

PART I

ITEM 1.                                DESCRIPTION OF BUSINESS.

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

The development of Chinese foreign trade has a great impact on the freight forwarding industry. The volumes of exports and imports of China have shaped the scale of the market demand of Chinese freight forwarding industry. According to Chinese General Administration of Customs (GAC), China's foreign trade increased 22.5% in 2011 from a year earlier to 23.63 trillion yuan ($3.75 trillion) while its GDP stood at 47.16 trillion yuan ($7.3 trillion) during the period, indicating that the reliance on foreign trade, the ratio of the total trade value in the country's GDP, has dropped to 50.1% in 2011, and suggesting that the economy is transferring to a more inner-led growth mode. China's reliance on foreign trade stood at 38.5% in 2001, and has been above 50% for years with the peak at 67% in 2006.

The Ministry of Commerce (MOC) of China expects that China's foreign trade will expand at an annual rate of 10% to reach 4.8 trillion by 2015, but the outlook for China's foreign trade is not favorable in the first quarter of 2012 amid sluggish global growth, especially among major trade partners such as the EU, the U.S. and Japan. The growth of last year's exports to the EU, the country's largest export destination accounting for nearly one-sixth of China's export market, was six percentage points lower compared with the average level. In addition, China also faces obstacles in expanding imports because of slowing domestic growth and export restrictions in the EU and U.S.

The forecasting on Chinese foreign trade, as discussed above, indicates that the freight forwarding industry across the board is facing challenges for business expansion and cost control amidst unfavorable domestic and global economy in the coming years.

Our services

The typical freight forwarding service package provided by us includes goods reception, space reservation, transit shipment, consolidate traffic, storage, multimodal transport and large scale transport such as export of large mechanical equipment. We provide freight forwarding services for a wide variety of merchandise and we have experience in handling various types of freight such as refrigerated merchandise, hazardous merchandise and perishable agricultural products.

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

We are a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (RCL), Ryder CRSA Logistics, Compaснa Sud Americana de Vapores (“CVSA”) and Horizon Lines, LLC. We are also a member of the China Cargo Alliance (“CCA”), an independent network of air and sea freight forwarders serving international trade of China. CCA currently has 120 members, including 80 overseas forwarders operating in 53 countries and 40 Chinese forwarders. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order for service fee.

We generally receive 30 day terms from the airlines and shipping lines with which we transact business. For the shipping lines to North America, we enter into annual sales contracts with various shipping companies in order to ensure a sufficient amount of shipping and air cargo space is available at pre-determined prices. In these contracts, we are assigned a certain amount of cargo space but we are not required to either pre-purchase the cargo space or otherwise required to provide a deposit. The number of available spaces is determined based on negotiation between our company and the shipping company. If we do not resell the cargo space, we would be required to pay a penalty, which is approximately $400 per container. We usually reserve a relatively small amount of cargo space in order to avoid overbooking. Because of our long-term relationships with these various shipping companies however, we have never experienced any difficulties in obtaining sufficient cargo space to meet our customer’s needs.

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

We actively seek cooperative relationships with new cargo carriers for the routes to Europe and North America, which will allow us to further expand our services and maintain advantageous pricing in catering to our export customers. Following our signing of a long-term cooperative agreement with CVSA, a large South American cargo carrier, to expand our shipping services to the North and South American routes, we entered a service contract with Horizon Lines, a new shipping company operating five port terminals linking the continental United States with Alaska, Hawaii, Guam, Micronesia and Puerto Rico, to expand our services to cover additional European and American routes.

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

A significant number of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial and marketing resources than we do. These competitors may also offer a more comprehensive package of freight forwarding services than we do, or may provide value added services such as customs brokerage, and distribution. For these and other reasons, our competitors' services may achieve greater acceptance in the marketplace than our company, limiting our ability to gain market share and customer loyalty and increase our revenues.

Government regulation

We are required to comply with the Customs Law established by the PRC, which establishes regulations related to import/export of merchandise from or to China. The regulations define the criteria for the supervision of the transport of merchandise to and from China.

Previously, each year we were required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as our company, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. We completed the required registration in April 2011.

Regulation of foreign exchange.

The PRC government imposes restrictions on the convertibility of the RMB and on the collection and use of foreign currency by PRC entities. Under current regulations, the RMB is convertible for current account transactions, which include dividend distributions, and the import and export of goods and services. Conversion of RMB into foreign currency and foreign currency into RMB for capital account transactions, such as direct investment, portfolio investment and loans, however, is still generally subject to the prior approval of or registration with the State Administration of Foreign Exchange, or SAFE.

Under current PRC regulations, foreign-invested enterprises such as our PRC subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to review and renewal by SAFE on an annual basis), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

Regulation of foreign exchange in certain onshore and offshore transactions.

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular 75, which became effective as of November 1, 2005. According to SAFE Circular 75, prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete certain overseas investment foreign exchange registration procedures with the relevant local SAFE branch. An amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either:

•	the injection of equity interests or assets of an onshore enterprise to the offshore company, or
•	the completion of any overseas fund-raising by such offshore company.

An amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as:

•           an increase or decrease in its capital,
•           a transfer or swap of shares,
•           a merger or division,
•           a long-term equity or debt investment, or
•           the creation of any security interests.

SAFE Circular 75 applies retroactively. As a result, PRC residents who established or acquired control of offshore companies that made onshore investments in the PRC in the past were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under SAFE Circular 75, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including restrictions on the payment of dividends and other distributions to its offshore parent or affiliate and restrictions on the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under the PRC foreign exchange administration regulations.

As a U.S. company, we are considered a foreign entity in the PRC. If we purchase the assets or equity interests of a PRC company owned by PRC residents in exchange for our equity interests, such PRC residents will be subject to the registration procedures described in SAFE Circular 75. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

In addition, on August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation (“SAT”), the State Administration for Industry and Commerce (“SAIC”), the China Securities Regulatory Commission(“CSRC”) and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

Regulation of resident enterprises

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.

If the PRC tax authorities determine that our company and/or Shandong Jiajia are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we could be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if our company is treated as PRC “qualified resident enterprises” all dividends paid from Shandong Jiajia to us should be exempt from PRC tax. Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-PRC resident shareholders. Our non-PRC resident shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

Moreover, SAT released Circular Guoshuihan No. 698 on December 15, 2009 that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 addresses indirect share transfers as well as other issues. Circular 698 is retroactively effective from January 1 2008. According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend significant resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. holder, if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. holder should be entitled to certain benefits under the U.S.-PRC Tax Treaty, including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

Regulations on dividend distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises and Sino-foreign equity joint ventures include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended;
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended;
•	Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and
•	Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends.

Regulation of overseas listings

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 and was amended by the MOFCOM on June 22, 2009. This regulation, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange.

SAFE regulations on employee share options.

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee share holding plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee share holding plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with share holding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

Although further clarification is required as to how the Share Option Rule will be interpreted or implemented, we believe that if we were to adopt such a plan, we and our PRC employees who have been granted share options will be subject to the Share Option Rule when our company becomes an overseas listed company. If we or our PRC employees fail to comply with the Share Option Rule, we and/or our PRC employees may face sanctions imposed by foreign exchange authority or any other PRC government authorities.

In addition, the State Administration of Taxation has recently issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents relating to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Given the complexity and breadth of the PRC regulations, there are no assurances that we are in compliance with all applicable regulations.

Employees

As of March 16, 2012 we had 122 full-time, salaried employees who are all located in China. Our employees are organized into a union under the labor laws of China and receive labor insurance. These employees can bargain collectively with us. We believe we maintain good relations with our employees.

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

On December 31, 2007, and pursuant to a January 28, 2008 amendment, we entered into an agreement with Shandong Jiajia and its sole shareholders Messrs. Hui Liu and Wei Chen, pursuant to which we acquired a 51% interest in Shandong Jiajia. At closing, we issued Messrs. Liu and Chen an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and we agreed to contribute $1,040,816 to increase the registered capital of Shandong Jiajia and make available $959,184 to Shandong Jiajia for working capital purposes no later than April 30, 2008:

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

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd., a subsidiary of CD International Enterprises, Inc. (formerly known as China Direct Industries, Inc.) 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of CD International Enterprises, Inc. CD International Enterprises, Inc. owned approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000. Finally, in June 3008 we issued CD International Enterprises, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of a December 31, 2007 consulting agreement.

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

In March 2008 we changed our name to China Logistics Group, Inc.

ITEM 1.A                      RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business

We have a history of reporting operating losses, our margins are declining and our ability to report net income in prior periods has been the result of non-cash gains.

We have historically incurred operating losses, as well as negative operating cash flows. We operate on very small gross profit margins and these margins declined in 2011 from 2010.  Our sales are not sufficient to pay our operating expenses. For 2011 and 2010, we reported operating losses of $1.2 and $1.3 million, respectively, and at December 31, 2011 we had an accumulated deficit of approximately $20.2 million. While we had negative working capital of $0.2 million at December 31, 2011, we had cash of $1.4 million which our management believes is sufficient to fund our operations for the next 12 months. However, unless we are able to either significantly increase our gross profit margin or significantly reduce our operating expenses, we will in all likelihood continue to report operating losses. Given the competitive environment in which we operate and the trend of decreasing margins, there are no assurances that we will ever achieve operating profitability in the future.

We advance funds to related parties which reduces our cash and could impact our liquidity in future periods.

At each of December 31, 2011 and we were owed $0.6 million by Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. This advance is unsecured, non-interest bearing and due on demand. This advance has been outstanding in excess of two years.

We have a history of making interest free loans to strategic partners.  If these loans are not repaid, our liquidity will be adversely impacted.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.These amounts, which totaled $0.6 and million and $1.0 million at December 31, 2011 and 2010, respectively.  If any of these loans should not be repaid on a timely basis, our working capital will be further depleted which would adversely impact our operations in future periods.

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

Various aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we have in the past incurred losses for some customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them. Future bad debt losses will adversely impact our results of operations and further deteriorate our working capital deficit.

Risks Related to Doing Business in China

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

PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in China or the real estate development market, which could harm our business.

All of our operations are conducted in China, and all of our net revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause a decrease in real estate development, which in turn could reduce our net revenues.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China or the real estate development market, which could harm our business. The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may also not be as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations are located in China and are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value.  We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Because all of our revenue is denominated in RMB, restrictions on currency exchange may limit our ability to use revenue generated in RMB to fund any business activities we may develop in the future outside of China or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2011. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

Under EIT Law, our company may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us and our non-PRC resident shareholders.

Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign company on a case-by-case basis.  If the PRC tax authorities determine that our company is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu” occurred in Mexico and has spread to other countries. Cases of swine flu have been reported in Hong Kong and mainland China. The Chinese government and certain regional governments within China have enacted regulations to address the H1N1 virus, which may have an effect on our business. If the outbreak of swine flu were to become widespread in China or increase in severity, it could have an adverse effect on economic activity in China.  Such events could severely disrupt our business operations and harm our results of operations. Any future natural disasters or health epidemics in the PRC could also have a material adverse effect on our business and results of operations.

Under PRC laws, arrangements and transactions among related parties may be subject to a high level of scrutiny by the PRC tax authorities.

Under PRC laws, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Under the Regulation on the Implementation of the EIT Law of the PRC, the “related party” means the enterprises, other organizations or individuals that have any of the following relations with an enterprise:

•	direct or indirect control relationship with respect to capital, management, sale or purchase, etc.;
•	directly or indirectly controlled by a common third-party;
•	any other relationship of interest.

We engage in a number of transactions with related parties. If any of the transactions we enter into with related parties are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow any tax savings, adjust the profits and losses of such possible future PRC entities and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for any such tax savings would in all likelihood substantially increase our possible future taxes and thus reduce our net income in future periods.

Risks related to our common stock

Due to recent Chinese accounting scandals, the price of our common stock might fluctuate significantly and if our stock price drops sharply, we may be subject to shareholder litigation, which could cause our stock price to fall further.

In the past few months, there have been well-publicized accounting problems at several U.S.-listed Chinese companies that have resulted in significant drops in the trading prices of their shares and, in some cases, have led to the resignation of outside auditors, trading halts or share delistings by NASDAQ or the New York Stock Exchange, and investigations by the Division of Enforcement of the Securities and Exchange Commission. Many, but not all, of the companies involved in these scandals had entered the U.S. trading market through “reverse mergers” into publicly traded shells. The scandals have had a broad effect on Chinese companies with shares listed or quoted in the United States.  Because we were a shell company which has undertaken a reverse merger with a PRC-based company, past or future accounting scandals in other Chinese companies could have a material adverse effect on the market for shares of our common stock and the interest of investors in our company or generally in PRC companies.  In this event, the fluctuations in the market prices of our common stock could result in decreased liquidity and/or declining stock prices unrelated to our results of operation or business. In addition, as set forth in the risk factor immediately below, we do not have any audit committee financial experts on our Board of Directors and, accordingly, the risk of future errors in our financial statements is increased.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and result in a restatement of our financial statements.

Our management has determined that as of December 31, 2011, we did not maintain effective internal controls over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

A significant portion of our common stock is held by a limited number of shareholders which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of the filing date of this report, our management and CD International Enterprises, Inc., a principal shareholder of our company, control the voting of approximately 32% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

The exercise of outstanding warrants and the possible conversion of our Series B Convertible Preferred stock will be dilutive to our existing shareholders.

At March 20, 2012 we had 41,508,203 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into additional shares of our common stock, were outstanding:

•	4,500,000 shares of our common stock issuable upon the possible conversion of 450,000 shares of Series B Convertible Preferred Stock which we are presently issued and outstanding; and
•
31,558,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.20 per share which expire in April 2013 and which are exercisable on a cashless basis.

The Series B Convertible Preferred Stock is convertible at the option of the holder at any time. Assuming we do not issue any additional shares of our common stock, the issuance of the shares of common stock underlying the Series B Convertible Preferred Stock will increase our issued and outstanding shares of common stock by approximately 10%. In the event of the exercise of the warrants, the number of our outstanding common stock will increase by approximately 76% and will have a dilutive effect on our existing shareholders. In addition, while the outstanding warrants are exercisable on a cashless basis, given that the exercise price is significantly above the market price of our common stock, we do not expect that the cashless exercise feature of these warrants will have any impact on us.

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

ITEM 2.                                DESCRIPTION OF PROPERTY.

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011 which serves as our principal executive offices under a lease which expires May 31, 2012. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,788) per month in rent. We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,775) per month in connection with this lease. We anticipate that we will renew this lease prior to its expiration upon substantially the same terms and conditions.

Our China headquarters occupies approximately 2,368 square feet of leased office space in Qingdao, China, which is leased from an unrelated third party under a lease expiring on January 31, 2011. The annual rent is approximately $30,400 (RMB 200,752). In January 2011, we renewed the lease through January 31, 2012 at an annual rental obligation of RMB 223,234 (approximately $33,823).  We currently continue to use this office under the same terms after the expiration date but are considering relocating our headquarters office to a different location in Qingdao in the second quarter of 2012.

We also rent various office spaces throughout China as set forth in the following table. The U.S. dollar amounts have been estimated based on current exchange rates.

Location	Approximate Square Feet	Annual Rent	Additional Charges	Expiration of Lease
Xiamen Branch, Xiamen City, Fujian Province (1)	1,026	$1,636 (RMB 10,800)	$0	December 31, 2012
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (2)	1,184	$4,545 (RMB 30,000)	$0	March 15, 2012
Tianjin Branch, Tianjin City (3)	2,088	$22,727 (RMB 180,000)	$0	April 30, 2013

(1)           We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager. We anticipate that we will renew this lease prior to its expiration upon substantially the same terms and conditions.

(2)           We lease the offices for our Lianyuangang Branch from an unrelated third party. This lease expired on March 15, 2012 and will not be renewed.

(3)           We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager.

There are no assurances that the terms of the transactions with these related parties are comparable to terms that we could have obtained from unaffiliated third parties.

ITEM 3.                                LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                                MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.                                MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Shareholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol “CHLO.” The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal 2011	Low	High
Quarter ended March 31, 2011	$0.07	$0.18
Quarter ended June 30, 2011	$0.06	$0.14
Quarter ended September 30, 2011	$0.02	$0.06
Quarter ended December 31, 2011	$0.01	0.07
Fiscal 2010
Quarter ended March 31, 2010	$0.05	$0.12
Quarter ended June 30, 2010	$0.07	$0.14
Quarter ended September 30, 2010	$0.05	$0.09
Quarter ended December 31, 2010	$0.04	$0.15

The last sale price of our common stock as reported on the OTC Bulletin Board $0.02per share on March 20, 2012. As of March 20, 2012, there were approximately 231 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, the capital of our company, computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired. In addition, as a result of Chinese laws our operating subsidiaries may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars, or other hard currency, and other regulatory restrictions. See Item 1. Description of Business – Government Regulation.

Recent Sales of Unregistered Securities

       None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and footnotes in this report.

OVERVIEW

We are a non-asset based international freight forwarder and logistics manager located in the PRC. We act as an agent for international freight and shipping companies. We sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China. We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers. Our headquarters are in Qingdao, China, and we have branches in Shanghai, Tianjin, Xiamen, and Lianyungang. We coordinate with agents in North America, Europe, South America, Australia, Asia, and Africa.

Our Performance

Our revenues for 2011 grew by $1.5 million, or 6.5%, as compared to 2010.  Our gross profit margin decreased to 2.0% in 2011. Our operating expenses decreased by 32.1% in 2011 to $1.7 million. Our loss from operations decreased by 10.7% in 2011 from 2010. Our net loss in 2011 was $1.3 million, as compared to net loss of $0.2 million in 2010.  Our net loss in 2010 was reduced by the one-time non-cash gain of $1.6 million associated with the extinguishment of the liability related to registration rights penalties associated with our 2008 Unit offering.

Our Outlook

The shipping industry had a tough year in 2011, with many shipping companies reporting financial losses. In 2012, a succession of major shipping companies seek to regain profits by raising shipping charges, which might further hinder the already weak growth in China's exports. In late January 2012, the world's biggest container shipper by capacity Maersk Line, which has been struggling with market overcapacity and high fuel costs, raised its rates by $775 per 20 foot equivalent unit, with effect from March 1, 2012, more than a doubling of the then current spot level. In late February 2012, Maersk Line removed 9% vessel capacity and made the second raise on its key Asia to Europe routes by a further $400 per 20 foot equivalent unit, effective from April 1, 2012. When both rate increases are put into effect, they will add $1,175 to the price of shipping a container from all Asian ports and to all destinations in Europe (North Europe and Mediterranean). Following Maersk's announcements, nearly every large carrier involved in trade between Asia and Europe decided to increase the cost of shipping a container by about $750 to $800 starting on March 1, 2012. The shipping industry's decisions have prompted concerns that the rate increases might be passed onto Chinese exporters and adversely impact exporter's profits.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against US dollar despite that Chinese imports decreased by 15.3% in January 2012 due to week-long lunar new year celebrations in the month and compound factors in domestic and global economy slowdown , we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. In 2011, our sales from the imports business accounted for approximately 5% of our total revenues, which is consistent with previous year. During 2012 we will continue our efforts to seek to secure the services of foreign agents to expand our operations internationally in an effort to increase our revenues from the import-related freight forwarding business.

While there has been improved quoting and booking activities and an increase in our total sales revenues in 2011, we face a number of challenges in growing our business. Our freight costs continue to grow at a faster pace than our sales revenues, reducing our gross profit and margin. We expect that the recent increases in oil prices will further increase our shipping costs and likely impact our gross profit margin in 2012. In addition, the reaction to China’s restrictive monetary policies and potential slowing of the Chinese economy, combined with renewed global financial worries, could endanger the fragile worldwide economic recovery, causing the global economy to revert back into recession.  We also foresee continued competition in the marketplace that may negatively impact our gross profit margin.

RESULTS OF OPERATIONS

Sales Revenues

In 2011sales revenues increase $1.5 million to $24.9 million, and reflects increased shipping activities, particularly during the fourth quarter of 2011, across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during most of 2011. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has so far failed to materialize. As a result, overseas shipping prices have dropped significantly during most of 2011, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of sales and Gross Profit Margin

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $2.2 million in 2011compared to 2010, which effectively offset the increase in sales revenues. Our gross margin was 2.0% in 2011 compared with 4.9% in 2010. Our gross margin in 2011 was adversely impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost.

Total operating expenses

Operating expenses of $1.7 million in 2011 represent a decrease of $0.8 million, or 32.1%, over 2010.  The decrease in 2011 was primarily due to a $0.3 million reduction in selling, general and administrative expenses based on  reductions in office expense and stock-based compensation expense , while in 2010 we also had $0.5 million in bad debt expense resulting from aging of certain outstanding trade receivables with no comparable amount for 2011.

Total other expense or income, net

Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within loss from operations, resulted in an net other expense of $0.1 million in 2011 as compared to net other income of $1.2 million in 2010. During 2010, we entered into an amendment agreement with the holders of the warrants that were issued in 2008, whereby the holders waived their right to liquidated damages in the event the shares underlying the warrants were not registered with the SEC prior to a prescribed date. We had previously accrued $1.6 million as a penalty as the registration statement did not become effective prior to such date.  As a result of the amendment to eliminate this penalty, we reversed the corresponding liability, resulting in other income of $1.6 million in 2010. This amount was partially offset by a $0.4 million loss related to the change in fair value of the warrants derivative liabilities during 2010 prior to the effective date of the amendment.

Foreign Taxes

Foreign taxes of $18,000 in 2011 as compared to $29,000 in 2010 is based upon taxable income in the PRC.  We did not generate revenues in the U.S. in any period, as our U.S. operations consist of solely of corporate and administrative expenses associated with being a public company, stock-based compensation and other non-operating gains and losses.  The resulting net loss carryforward for U.S. tax purposes remains fully reserved with a valuation allowance, thus no income tax benefit is recorded.

Net Loss

Net loss in 2011 was $1.3 million, as compared with net loss of $0.2 million in 2010.  The decrease in net loss for 2010 is primarily due to a gain on the extinguishment of the registration rights liability of $1.6 million, partially offset by a loss of $0.4 million related to the change in fair value of the warrants derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At December 31, 2011, we had cash on hand of $1.4 million as compared to $1.3 million at December 31, 2010. However, we had negative working capital of $0.2 million at December 31, 2011 primarily due lower current assets other than cash offset by higher accounts payable-trade which increased by $0.9 million, as compared to working capital of $1.1 million at December 31, 2010.

While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand  will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any external sources of liquidity or commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

Our days’ sales outstanding of gross accounts receivable as of December 31, 2011 was 63 days,  as compared to 77 days as of December 31, 2010, with no bad debt expense for 2011.

 From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.6 and million and $1.0 million at December 31, 2011 and 2010, respectively, are reflected in Other Receivables. Other receivables also includes $0.1 for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

 Due from related parties of $0.6 million and $0.6 million at December 31, 2011 and December 31, 2010, respectively, consist of unsecured, non-interest bearing advances to Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances are payable on demand.

Accounts payable - trade increased by $0.9 million primarily due to accrued freight costs payable to shippers.

Other accruals and current liabilities increased by $0.1 million due to increases in advances from unrelated parties and higher accruals in the normal course of business associated with the increase in sales volume. The increase in related party payables is mainly due to additional advances received from certain members of Shandong Jiajia’s management, and an additional $0.1 million in promissory notes issued to CD International Enterprises, Inc. These notes accrue interest at an annual rate of 4% and are payable at various dates in 2011.  The proceeds from these notes were used for working capital.

During 2011, we borrowed an additional $172,500, through a series of short-term (one-year) promissory notes from CD International Enterprises, Inc. The notes accrue interest at 4% annually, and are due at various dates during 2012 . The proceeds from these notes were also used for working capital.

Cash Flow Analysis

  Net cash provided by operating activities in 2011 amounted to $0.2 million compared to net cash used of $0.9 million in 2010.  The increase in net cash in 2011 was primarily due to $0.9 million increase in accounts payable due to freight costs for the period, and a decrease of $0.4 million in other receivables due to collections.

Net cash used in investing activities for 2011 amounted to $7,900, as compared to $0.2 million in 2010.  During 2011, we advanced an additional $55,500 to Langyunbu, a related party.  The loans are unsecured, non-interest bearing and repayable on demand.  During 2011, we collected $63,400 from this related party as repayment for prior advances.

Net cash used in financing activities totaled $0.1 million in 2011, compared to net cash provided of $0.6 million in 2010.  Cash provided by financing activities in 2011 and 2010 is almost entirely comprised of advances from related parties.

We maintain cash balances in the United States and China. At December 31, 2011 and December 31, 2010, our cash by geographic area was as follows:

	December 31, 2011		December 31, 2010
United States	$22,256	1.6%	$117	-%
China	1,374,640	98.4%	1,309,731	100%
	$1,396,896	100%	$1,309,848	100%

Substantially all of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $1.4 million at December 31, 2011 has been converted based on the exchange rate as of December 31, 2011.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with U.S. GAAP.

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

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing bad debt expense of $0 and $524,000 for fiscal 2011 and fiscal 2010, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                      None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2011.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

            During 2011, we continued to rely on CD International Enterprises, Inc. ("CDI"), our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. CDI employs a staff of accountants, at least two of whom are U.S. certified public accountants. The majority of CDI’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied. We expect to be materially dependent upon CD International Enterprises, Inc., or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Wei Chen	42	Chairman of the Board, Chief Executive Officer, President and Treasurer
Hui Lui	50	Director, Chief Executive Officer of Shandong Jiajia
Yuan Huang	40	Chief Financial Officer

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

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Director qualifications

Both of our directors are co-founders of Shandong Jiajia and continue to be involved in our day to day operations. We believe that the professional experiences of both Mr. Chen and Mr. Liu within the shipping and export industries provide them with an enhanced understanding of our operations which provides an additional dimension to their roles as directors.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only two directors, neither of which is independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size, the location of our business and operations in the PRC and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Neither of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Board oversight in risk management

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

Code of Ethics and Business Conduct

We have adopted a code of ethics applicable to our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial and accounting officer. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2011.

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2011 and 2010 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Wei Chen 1	2011	28,336	-	-	-	-	-	-	28,336
	2010	26,553	0	340,000	0	0	0	0	366,553

1Stock awards in 2010 represents the grant of an aggregate of 4,000,000 shares of our common stock as additional compensation.

How our Chief Executive Officer’s compensation is determined

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

Employment Agreement with Yuan Huang

In October 2011 we entered into a one year Employment Agreement with Yuan Huang, our Chief Financial Officer. Under the terms of this agreement, Mr. Huang is paid a monthly salary of RMB1,500 (approximately $232) for a 40 hour work week and is entitled to overtime pay at twice the current daily rate of his base salary. Mr. Huang may also be entitled to a semi-annual bonus at our discretion of up to RMB10,000 (approximately $1,550). Mr. Huang is entitled to the same benefits we provide to our other employees, vacation time and payment of pension, health insurance and unemployment insurance premiums. We have the right to terminate the agreement under certain circumstances, and are not obligated to pay any severance benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

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

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Neither Mr. Chen nor Mr. Lui received any compensation specifically for their services as a director in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At March 20, 2012, we had 41,508,203 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Wei Chen	6,762,500	16.3%
Hui Lui	1,312,500	3.2%
Yuan Huang	-	-
All officers and directors as a group (three persons)	8,075,000	19.5%
CD International Enterprises, Inc. 1	9,107,254	19.7%

1           The number of shares beneficially owned by CD International Enterprises, Inc. includes :

•
3,959,836 shares of common stock held of record by Capital One Resource Co., Ltd., a wholly owned subsidiary of CDI China, Inc., which is in turn a wholly owned subsidiary of CD International Enterprises, Inc.,

•	447,418 shares of common stock held of record by China Direct Investments, Inc., a wholly owned subsidiary of CD International, Inc.,
•	200,000 shares of our common stock underlying Class A warrants; and
•
450,000 shares of Series B Convertible Preferred Stock held of record by China Direct Investments, Inc. which has no voting rights but is convertible at the option of the holder into 4,500,000 shares of common stock.

James Wang Ph.D. has voting and dispositive control over securities held by CD International Enterprises, Inc., whose address is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a
Plans not approved by shareholders:

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, which serves as our principal executive offices. During 2011 we paid Mr. Chen $66,756 in lease expense.

We lease approximately 1,026 square feet of office space from Mr. Xiangfen Chen, which serves as our Xiamen branch office. Mr. Chen is the General Manger of this branch. During 2011 we paid Mr. Chen $1,636 in lease expense.

We also lease approximately 2,088 square feet of office space from Mr. Bin Liu, which serves as our Tianjin branch office. Mr. Liu is the General Manger of this branch.  During 2011 we paid Mr. Liu $22,727 in lease expense

From time to time we have advanced funds to Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, for working capital purposes. The advance is unsecured, non-interest bearing and payable on demand. At December 31, 2011 Shandong Huibo Import & Export Co., Ltd. owed us $365,918, and other related parties such as Tianjin Sincere Logistics. Co., Ltd, and Langyunbu owed us $199,240 and $65,307, respectively

In addition, from time to time we obtain advances from related parties for working capital purposes. These amounts are non-interest bearing and due on demand. At December 31, 2011 these due to related parties included:

•           $87,667 due to Mr. Xiangfen Chen, the general manager of Xiamen branch, which is net of repayment of $71,425 during 2011,

•           $296,872 due to Mr. Bin Liu, the general manager of Shandong Jiajia’s Tianjin branch.

•           $561,062 due to Tianjin Sincere Logistics Co., Ltd., a company of which Mr. Hui Liu is a 90% owner, net of repayments of $285,925during 2011, and

•           405,142 due to CD International Enterprises, Inc.

Director Independence

Neither of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for 2009 and 2010.

	2011	2010

Audit Fees	$133,753	$99,500
Audit-Related Fees	0	0
Tax Fees	58,496	0
All Other Fees	0	0
Total	$192,249	$99,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to registration statement on from 10-SB, SEC File No. 0-31497, as filed with the SEC on September 11, 2000, as amended).
3.2
Articles of Amendment to the Articles of Incorporation (Incorporated by reference to registration statement on from 10-SB, SEC File No. 0-31497, as filed with the SEC on September 11, 2000, as amended).

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on September 27, 2006).
3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on January 7, 2008).
3.5	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to the definitive Information Statement on Schedule 14C as filed with the SEC on February 14, 2008).
3.6	Bylaws (Incorporated by reference to registration statement on from 10-SB, SEC File No. 0-31497, as filed with the SEC on September 11, 2000, as amended).
4.1	Form of common stock purchase warrant issued in the 2008 unit offering (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on April 24, 2008).
10.1
Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. Hui Lui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on January 7, 2008).

10.2
Amendment to Acquisition Agreement as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. Hui Lui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on January 31, 2008).

10.3
Amendment to Acquisition Agreement as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. Hui Lui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on March 18, 2008).

10.4	Form of subscription agreement for 2008 unit offering (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on April 14, 2008).
10.5	Lease Agreement dated June 1, 2011 between Wei Chen and Shandong Jiajia International Freight & Forwarding ,Ltd.*
10.6
Office Lease Contract dated January 26, 2011 between Sinochem International Information Company, Qingdao Branch (On behalf of China Foreign Economic and Trade Trust Limited Company) and Shandong Jiajia International Freight & Forwarding ,Ltd.*

10.7	Rental Agreement dated March 25, 2011between Yonggan Fan and Shandong Jiajia International Freight & Forwarding ,Ltd. *
10.8	Lease Agreement dated December 31, 2011 between Xiangfen Chen and Shandong Jiajia International Freight & Forwarding, Ltd. *
10.9	Promissory Notes due China Direct Investments, Inc. including note extension *
10.10	Employment Agreement dated October 12, 2011 between China Logistics Group, Inc. and Yuan Huang *
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Logistics Group, Inc.
March 28, 2012	By: /s/ Wei Chen
Wei Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Wei Chen Wei Chen	Chief Executive Officer, Chairman of the Board of Directors, President, Treasurer principal executive officer	March 28, 2012
/s/ Hui Lui Hui Lui	Director	March 28, 2012
/s/ Yuan Huang Yuan Huang	Chief Financial Officer, principal financial and accounting officer	March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics Group, Inc and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income(loss), shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics Group, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb & Co., LLP

New York, New York
March 27, 2012

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 and 2010

	2011	2010

ASSETS
Current assets:
Cash	$1,396,896	$1,309,848
Accounts receivable, net of allowance of $1,787,951 and $1,830,576	3,393,631	3,104,526
Other Receivables	598,750	1,017,706
Advance to vendors and other prepaid expenses	-	347,409
Due from related parties	630,465	638,420
Total current assets	6,019,742	6,417,909

Property and equipment, net	37,674	35,124
Total assets	$6,057,416	$6,453,033

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$3,574,287	$2,658,710
Accrued expenses and other current liabilities	789,070	693,565
Advances from customers	485,102	466,056
Due to related parties	1,350,743	1,438,667
Foreign tax payable	10,267	15,153
Total current liabilities	6,209,469	5,272,151

Shareholders' equity (deficit):
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized Series B convertible preferred stock - 450,000 issued and oustanding at December 31, 2011 and 2010	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at December 31, 2011 and 2010	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(20,218,197)	(19,505,982)
Accumulated other comprehensive loss	(144,033)	(131,527)
Total China Logistics Group, Inc. shareholders' equity	316,708	1,041,429
Non-controlling interest	(468,761)	139,454
Total shareholders' equity (deficit)	(152,053)	1,180,882
Total liabilities and shareholders' equity (deficit)	$6,057,416	$6,453,033

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Years Ended
	December 31, 2011	December 31, 2010
Sales	$24,869,518	$23,361,093
Cost of sales	24,369,914	22,206,183
Gross profit	499,604	1,154,910

Operating expenses:
Selling, general and administrative	1,672,089	1,941,653
Depreciation and amortization	13,229	16,382
Bad debt expense	-	524,173
Total operating expenses	1,685,318	2,482,208
Loss from operations	(1,185,714)	(1,327,298)

Other income (expenses):
Other (expense) income	(104,467)	36,867
Extinguishment of registration rights liability	-	1,597,000
Loss on change in fair value of derivative liability	-	(447,059)
Interest (expense) income	(562)	3,259
Total other (expenses) income	(105,029)	1,190,067
Loss before income taxes	(1,290,743)	(137,231)
Foreign taxes	17,670	28,841
Net loss	(1,308,413)	(166,072)
Less: Net loss attributable to the noncontrolling interest	(596,199)	(201,792)
Net (loss) income attributable to China Logistics Group, Inc.	$(712,214)	$35,720

Comprehensive Income (Loss):
Net loss	$(1,308,413)	$(166,072)
Foreign currency translation (loss) gain	(12,506)	46,978
Comprehensive Loss	$(1,320,919)	$(119,094)

Earnings (loss) per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	38,130,121
Diluted	41,508,203	42,630,121

See notes to consolidated financial statements.

CHINA LOGISTIC GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	China Logistics Group, Inc. Shareholders' Equity (Deficit)
	Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total

Balance December 31, 2009	450,000	$450	34,508,203	$34,508	$17,057,203	$(19,541,704)	$(178,505)	$296,110	$(2,331,937)

Shares issued as stock-based compensation			3,000,000	3,000	297,000
Stock issued in exchange for services			2,000,000	2,000	162,000				164,000
Modification of warrants issued in 2008 Unit Offering					2,982,777
Net loss						35,721		(201,792)	(166,072)
Shares issued as stock-based compensation			2,000,000	2,000	138,000
Unrealized gain on foreign currency translation adjustment									46,978

Balance December 31, 2010	450,000	450	41,508,203	41,508	20,636,980	(19,505,982)	(131,527)	139,453	1,180,882
									-
Net loss						(712,214)		(596,199)	(1,308,413)
Unrealized loss on Foreign currency translation adjustment							(12,506)	(12,016)	(24,522)
Balance December 31, 2011	450,000	$450	41,508,203	$41,508	$20,636,980	$(20,218,196)	$(144,033)	$(468,761)	$(152,053)

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010
	For the years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,308,413)	$(166,072)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation expense	13,229	16,382
Allowance for doubtful accounts	(42,625)	524,173
Change in fair value of derivative liability	-	447,059
Extinguishment of registration rights penalty	-	(1,597,000)
Stock based compensation	-	604,000
Increase (decrease) in cash aatributable to changes in operating assets and liabilities:
Accounts receivable	(246,478)	(704,710)
Prepaid expenses and other current assets	-	82,956
Other receivables	418,956	-
Accounts payable	915,577	(75,110)
Other accruals and current liabilities	95,505	157,989
Taxes payable	(4,886)	(3,631)
Advances to vendors	347,409	(201,351)
Advances from customers	19,046	(9,302)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	207,320	(924,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Puchase of property plant and equipment	(15,782)	(11,758)
Repayment of advances to related parties	63,413	17,666
Advances to related parties	(55,458)	(209,054)

NET CASH (USED IN) INVESTING ACTIVITIES	(7,827)	(203,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advance from related parties	(429,567)	-
Advances from related parties	341,642	624,441

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(87,925)	624,441

EFFECT OF EXCHANGE RATE ON CASH	(24,520)	92,332
NET INCREASE (DECREASE) IN CASH	87,048	(410,990)
CASH - beginning of period	1,309,848	1,720,838
CASH - end of period	$1,396,896	$1,309,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$37,805

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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
DECEMBER 31, 2011 and 2010

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China (the “PRC”). At December 31, 2011, we had deposits of $1,374,640 in banks in the PRC.  In the PRC, there is no federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through December 31, 2011.

Accounts Receivable

 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,787,951 and $1,830,576 at December 31, 2011 and December 31, 2010, respectively.

Advances to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors totaled $ 0 and $347,409 at December 31, 2011 and 2010, respectively.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the years ended December 31, 2011 and 2010.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $485,102 and $466,056, at December 31, 2011 and 2010, respectively.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	December 31, 2011	December 31, 2010
Balance sheet	6.3523	6.6118

Statement of operations	6.4544	6.7788

Non-controlling Interest

 Non-controlling interests in our subsidiary are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and upon loss of control the interest sold, as well as the interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

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

Recent Accounting Pronouncements

 In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard does not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current U.S.GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE -3 – EARNINGS (LOSS) PER SHARE

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

 The following table sets forth the computation of basic and diluted earnings per share for the years end December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Numerator:
Net income (loss) applicable to common stockholders (A)	$(712,214)	$35,720

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	38,130,121
Denominator for diluted earnings per share:
Series A and B Convertible Preferred Stock		4,500,000
Diluted weighted average shares outstanding (C)	41,508,203	42,630,121

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.02)	$0.00
Earnings per share- diluted (A)/(C)	$(0.02)	$0.00

The Company had 33,561,000 and 31,558,500 outstanding common stock purchase warrants at December 31, 2011 and 2010, respectively, which were anti-dilutive and not included in diluted earnings per share.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	Useful Lives	2011	2010

Computer equipment	4 years	$54,045	$38,466
Furniture and equipment	4-5 years	112,089	111,889
		166,134	150,355
Less: accumulated depreciation		(128,460)	(115,231)
		$37,674	$35,124

For the years ended December 31, 2011, and 2010, depreciation expense totaled $ 13,229 and $16,382, respectively.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 5-OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at December 31, 2011 and  2010 were as follows:

	December 31, 2011	December 31, 2010

Loans receivable	$443,332	$801,474
Legal deposit	31,488	30,249
Deferred expense	51,331	84,327
Other	72,599	101,658
	$598,750	$1,017,708

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accruals and other current liabilities at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Loans payable	$494,905	$388,410
Accrued expenses	242,818	251,772
Accrued salaries	51,347	53,383
	$789,070	$693,565

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock
We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A convertible preferred stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at December 31, 2011 and 2010.

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. remained outstanding at December 31, 2011 and 2010.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Common Stock Purchase Warrants

A summary of our common stock purchase warrant activity during 2011 and 2010 is as follows:

	Number of shares underlying warrants	Weighted average exercise price	Weighted average contractual life
Outstanding at December 31, 2009	33,563,500	$0.42	3.90
Granted	-
Exercised	(2,500)
Expired		$-
Outstanding at December 31, 2010	33,561,000	$0.21	2.20
Granted
Exercised	-
Expired	(2,002,500)
Outstanding at December 31, 2011	31,558,500	$0.20	1.20

The common stock purchase warrants outstanding at December 31, 2011 and 2010 include 31,558,500 warrants issued in connection with the 2008 Unit Offering.  These warrants are currently exercisable at $0.20 per share and expire April 30, 2013.

NOTE 8– RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties of $630,465 and $638,420 at December 31, 2011 and 2010, respectively, reflect advances due primarily from Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia, Tianjin Sincere Logistics Co., Ltd., and Langyunbu. The loans are unsecured, non-interest bearing and repayable on demand.

Due to related parties
At December 31, 2011 and 2010, due to related parties consisted of the following:

	December 31, 2011	December 31, 2010

Due to Xiangfen Chen	$87,667	$159,092
Due to Bin Liu	296,872	122,898
Due to Tianjin Sincere Logistics Co., Ltd.	561,062	846,987
Due to CD International Enterprises, Inc.	405,142	237,473
Due to Langyunbu	-	72,217
	$1,350,743	$1,438,667

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to CD International Enterprises, Inc. as of December 31, 2011 was $405, 142, which included $323,000 of working capital loans and $82,142 related to professional fees, primarily legal and accounting paid by China Direct on our behalf. The amounts due to China Direct as of December 31, 2010 was $237,473, which included $147,500 of working capital loans and $89,973 related to professional fees, primarily legal and accounting. The proceeds from these promissory notes were used for working capital purposes. The notes accrue interest at 4% annually and are due at various dates in 2012.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 9 – INCOME TAXES

Effective January 1, 2008 the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the Peoples Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiary is considered a Resident Enterprise and is subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2011 and 2010.

The components of income (loss) before income tax and noncontrolling interest consist of the following:

	Year Ended December 31,
	2011	2010
US Operations	$(91,681)	$245,749
Chinese Operations	(1,199,062)	(382,980)
	$(1,290,743)	$(137,231)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010
US Operations	$-	$-
Chinese Operations	17,670	28,841
	$17,670	$28,841

The table below summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2011	2010
Income tax provision (benefit) at Federal statutory rate	$(452,000)	$(48,000)
State income taxes, net of Federal Benefit	(59,000)	(7,000)
Permanent differences	-	(21,600)
U.S. tax rate in excess of foreign tax rate	175,000	56,000
(Decrease) increase in valuation allowance	353,000	244,000
Tax provision (benefit)	$17,000	$29,000

The Company has net operating loss (“NOL”) carryforwards for United States income tax purposes at December 31, 2011 of approximately $12,135,000, which expire through the year 2031. The utilization of the Company’s NOL’s may be limited in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code. In addition to NOL’s for the Company’s US operations, the Company has NOL’s for their PRC operations totaling approximately $325,000 as of December 31, 2011 which will expire if not utilized by the Company within five years.

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Federal net operating loss carryforward	$4,250,000	$4,200,000
State net operating loss carryforward	670,000	670,000
Timing differences	-	125,000
	4,920,000	4,995,000
Valuation allowance	4,920,000	(4,995,000)
	$-	$-

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2011 and 2010 did not have any impact on our results of operations, financial conditions or liquidity.  We have concluded that we have not taken any uncertain tax positions on any of our open income tax returns that would materially distort our financial statements.

Foreign tax payable of $10,267 and $15,153 at December 31, 2011 and 2010 respectively is mainly comprised of value added taxes due to various taxing authorities in the PRC.

NOTE 10 – FOREIGN OPERATIONS

The table below presents information by regions for the years ended December 31, 2011 and 2010:

December 31, 2011	Sales	Assets
United States	$-	$22,257
Peoples Republic of China	24,869,518	6,035,159
	$24,869,518	$6,057,416
December 31, 2010
United States	$-	$117
Peoples Republic of China	23,361,093	6,452,916
	$23,361,093	$6,453,033

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rent expense from our office leases for 2011 and 2010 was $ 108,576 and $95,000 respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2011 and thereafter:

Period	Total
Period ended December 31, 2012	$27,628
Thereafter	-
$27,628

From time to time we may be involved in litigation arising in the normal course of business.  We do not believe that contingent liabilities related to these matters, either individually or in the aggregate, would materially affect our liquidity, financial position or results of operations.