Form 10-Q
period 2012-03-31
China Logistics Group Inc
filed 2012-05-10
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ]  No

Indicate by check mark whether the registrant has been submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ X ]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes  [X]  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  41,508,203 shares of common stock are issued and outstanding as of May 7, 2012.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

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

ii

OTHER PERTINENT INFORMATION

We maintain our web site at www.chinalogisticsinc.com. Information on this web site is not a part of this report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

·	"China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation, and its subsidiary,

·
"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang,

·	"China" or the "PRC" refers to the People's Republic of China, and

·	"RMB" refers to the Renminbi, which is the currency of mainland PRC.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$2,321,902	$1,396,896
Accounts receivable, net of allowance of $1,799,309 and $1,787,951	1,948,175	3,393,631
Other Receivables	618,429	598,750
Advance to vendors and other prepaid expenses	545,532	-
Due from related parties	598,570	630,465
Total current assets	6,032,608	6,019,742

Property and equipment, net	35,145	37,674
Total assets	$6,067,753	$6,057,416
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$2,703,328	$3,574,287
Accrued expenses and other current liabilities	1,087,364	789,070
Advances from customers	711,442	485,102
Due to related parties	1,032,975	1,350,743
Foreign tax payable	8,986	10,267
Total current liabilities	5,544,095	6,209,469

Shareholders’ equity (deficit):
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 450,000 shares authorized Series B convertible issued and outstanding at March 31, 2012 and December 31, 2011	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at March 31, 2012 and December 31, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,939,440)	(20,218,197)
Accumulated other comprehensive loss	(84,646)	(144,033)
Total China Logistics Group, Inc. shareholders' equity	654,852	316,708
Non-controlling interest	(131,194)	(468,761)
Total shareholders’ equity (deficit)	523,658	(152,053)
Total liabilities and shareholders’ equity (deficit)	$6,067,753	$6,057,416

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Sales	$5,367,060	$4,609,433
Cost of sales	4,561,091	4,190,551
Gross profit	805,969	418,882

Operating expenses:
Selling, general and administrative	241,746	294,137
Gain on disposal of property and equipment	(1,089)	-
Depreciation and amortization	1,612	8,586
Bad debt expense	-	51,135
Total operating expenses	242,269	353,858
Income from operations	563,700	65,024

Other income (expenses):
Other expense	(1,698)	(8,346)
Interest income (expense)	1,198	(1,796)
Total other expenses	(500)	(10,142)
Income before income taxes	563,200	54,882
Foreign taxes	3,935	1,548
Net Income	559,265	53,334
Less: Net income attributable to the noncontrolling interest	280,508	88,661
Net income (loss) attributable to China Logistics Group, Inc.	$278,757	$(35,327)

Comprehensive Income:
Net income	559,265	53,334
Foreign currency translation adjustment	59,387	12,390
Comprehensive income	$618,652	$65,724

Earnings (loss) per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	41,508,203
Diluted	46,008,203	46,008,203

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$559,265	$53,334
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	1,612	8,586
Allowance for doubtful accounts	11,358	51,135
Gain from disposal of property plant	(1,089)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	1,434,098	(628,370)
Other receivables	(19,679)	118,990
Repayment of advances to related parties	51,130	66,278
Advances to related parties	(19,236)	(86,338)
Accounts payable	(870,959)	(225,547)
Other accruals and current liabilities	298,294	307,833
Taxes payable	(1,281)	(4,464)
Advances to vendors	(545,532)	43,378
Advances from customers	226,340	659,042

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,124,321	363,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	-	(2,217)
Proceeds from disposal of property plant and equipment	1,426	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,426	(2,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advance from related parties	(318,325)	(658,368)
Advances from related parties	557	-

NET CASH USED IN FINANCING ACTIVITIES	(317,768)	(658,368)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	117,027	132,677
NET INCREASE (DECREASE) IN CASH	925,005	(164,051)
CASH - beginning of period	1,396,896	1,309,848
CASH - end of period	$2,321,902	$1,145,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$27,059

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime and international air transportation for clients seeking to import or export merchandise into or from China.  Shandong Jiajia has branches in Shanghai, Qingdao, Xiamen, Tianjin, and Lianyungang. Shandong Jiajia is a designated agent of cargo carriers including Nippon Yusen Kaisha, P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Chilean carrier CSAV Group, and Regional Container Lines Ryder CRSA Logistics, and Horizon Lines, and Regional Container Lines (RCL).

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  Financial results for interim periods are not necessarily indicative of results that should be expected for the full year.  The accompanying consolidated financial statements include our accounts and our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

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
March 31, 2012

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and China (the “PRC”). At March 31, 2012, we had deposits of $2,316,176 in banks in the PRC.  In the PRC, there is no federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through March 31, 2012.

Accounts Receivable

 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,799,309 and $1,787,951 at March 31, 2012 and December 31, 2011, respectively.

Advances to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors and other prepaid expenses totaled $545,532 and $0 at March 31, 2012 and December 31, 2011, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the three month ended March 31, 2012 and 2011.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits.  These amounts are recognized as revenue as revenue recognition criteria have been met. Advances from customers totaled $711,442 and $485,102, at March 31, 2012 and December 31, 2011, respectively.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“$”) has been made at the following exchange rates for the respective periods:

	March 31, 2012	March 31, 2011	December 31, 2011
Balance sheet	6.3122	6.5501	6.3523

Statement of operations	6.2976	6.5713	6.4544

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Reclassifications

Certain amounts in the comparative prior financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or net assets.

Recent Accounting Pronouncements

 In September, 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. We have adopted this standard which did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current U.S.GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We have adopted this standard which did not have material impact on our consolidated financial statements.

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

 The following table sets forth the computation of basic and diluted earnings per share for the three month ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income applicable to common stockholders (A)	$278,757	$53,334

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	41,508,203	41,508,203
Denominator for diluted earnings per share
Series A and B convertible preferred stock
Denominator for diluted earnings per share adjusted weighted average shares outstanding (C)	46,008,203	46,008,203

Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.01	$0.00
Earnings per share- diluted (A)/(C)	$0.01	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	Useful Lives	March 31, 2012	December 31, 2011
		(Unaudited)
Computer equipment	4 years	$49,353	$54,045
Furniture and equipment	4-5 years	108,904	112,089
		158,257	166,134
Less: accumulated depreciation		(123,112)	(128,460)
		$35,145	$37,674

For the three months ended March 31, 2012, and 2011, depreciation expense totaled $1,612 and $8,586, respectively.

NOTE 5 – OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Loans receivable	$388,031	$443,332
Legal deposit	31,685	31,488
Deferred expense	139,699	51,331
Other	59,014	72,599
	$618,429	$598,750

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, accruals for professional fees and other operating expenses that have yet to be billed, and accrued salaries.  The components of accruals and other current liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Loans payable	$796,121	$494,905
Accrued expenses	246,667	242,818
Accrued salaries	44,576	51,347
	$1,087,364	$789,070

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at March 31, 2012 and December 31, 2011.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. (“China Direct”) remained outstanding at March 31, 2012 and December 31, 2011.

Common Stock

We did not issue any common stock during the three month period ended March 31, 2012.

Common Stock Purchase Warrants

A summary of our the common stock warrant activity during the three month periods ended March 31, 2012 as follows:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term

Outstanding at December 31, 2011	31,558,500	$0.20	1.00
Granted
Exercised
Outstanding at March 31, 2012	31,558,500	$0.20	1.00

The common stock purchase warrants outstanding at March 31, 2012 include 31,558,500 warrants issued in connection with the 2008 Unit Offering. These warrants are currently exercisable at $0.20 per share and expire on April 30, 2013.

NOTE 8 – RELATED PARTIES TRANSACTIONS

Due from Related Parties

On March 31, 2012 and December 31, 2011, due from related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Due from Shangdong Huibo Import & Export Co., Ltd	$365,458	$365,918
Due from Tianjin Sincere Logistics Co., Ltd	148,570	199,240
Due from Tiang Gu Office	18,820	-
Due from Lianyunbu	65,722	65,307
Total	$598,570	$630,465

Due from related parties of $598,570 and $630,465 at March 31, 2012 and December 31, 2011, respectively, reflected advances due from Shangdong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shangdong Jiajia, Tianjin Sincere Logistics Co., Ltd, and Lianyunbu which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia. The loans are unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Due to Related Parties

On March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Due to Xiangfen Chen	$88,225	$87,667
Due to Bin Liu	-	296,872
Due to Tianjin Sincere Logistics Co., Ltd	539,608	561,062
Due to CD International Enterprises, Inc.	405,142	405,142
Total	$1,032,975	$1,350,743

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to CD International Enterprises, Inc. (“China Direct”) relate to professional fees, primarily legal and accounting fees paid by China Direct on our behalf of $82,142 and promissory notes payable of $323,000 at March 31, 2012.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2012.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three months ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31,
	2012		2011
	Revenues	Assets	Revenues	Assets
United States	$-	$5,726	$-	$10,128
People’s Republic of China	5,367,060	6,062,027	4,609,433	6,707,413
Totals	$5,367,060	$6,067,753	$4,609,433	$6,717,541

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Rent expenses from our office leases for the three months ended March 31, 2012 and 2011 were approximately $29,577 and $29,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in China of the three months ended March 31, 2012:

Period	Total

Period ended March 31, 2012	$29,577

Total	$29,577

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes, and in conjunction with the Management’s Discussion and Analysis in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Our Performance

Our revenues for the first quarter of 2012 grew by 16.4% as compared to the same period in 2011.  Our gross profit margin increased to 15.0% in the first quarter of 2012 from 9.1% for the same period in 2011. Our operating expenses decreased by 31.5% in the first quarter of 2012 from the comparable period in 2011. Our income from operations in the first quarter of 2012 increased by $0.5 million as compared to the same period in 2011. Our net income in the first quarter of 2012 was $0.6 million, as compared to net income of $0.1 million in the same period of 2011.

Our Outlook
.
The shipping industry experienced a difficult year in 2011, with many shipping companies reporting financial losses. In 2012, a succession of major shipping companies seek to regain profits by raising shipping charges which might further hinder the already weak growth in China's exports. In late January 2012, the world's biggest container shipper by capacity Maersk Line, which has been struggling with market overcapacity and high fuel costs, raised its rates by $775 per 20 foot equivalent unit, with effect from March 1, 2012, more than a doubling of the then current spot level. In late February 2012, Maersk Line removed 9% vessel capacity and made the second raise on its key Asia to Europe routes by a further $400 per 20 foot equivalent unit, effective from April 1, 2012. When both rate increases are put into effect, they added $1,175 to the price of shipping a container from all Asian ports and to all destinations in Europe (North Europe and Mediterranean). Following Maersk's announcements, nearly every large carrier involved in trade between Asia and Europe increased the cost of shipping a container by approximately $750 to $800 starting on March 1, 2012. The shipping industry's decisions have prompted concerns that the rate increases might be passed onto Chinese exporters and adversely impact exporter's profits.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar  and despite that Chinese imports decreased by 15.3% in January 2012 due to week-long lunar new year celebrations in the month and compound factors in domestic and global economy slow down, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. In the first quarter of 2012, our sales from the imports business accounted for approximately 5.0% of our total revenues, which is consistent with the same period in 2011. During 2012 we will continue our efforts to seek to secure the services of foreign agents to expand our operations internationally in an effort to increase our revenues from the import-related freight forwarding business.

While there has been improved quoting and booking activities and an increase in our total sales revenues in the first quarter of 2012, we face a number of challenges in growing our business.  We expect that the continuing increases in oil prices will further increase our shipping costs and likely impact our gross profit margin in 2012. In addition, the reaction to China’s restrictive monetary policies and potential slowing of the Chinese economy, combined with renewed global financial worries, could endanger the fragile worldwide economic recovery, causing the global economy to revert back into recession.  We also foresee continued competition in the marketplace that may negatively impact our gross profit margin.

RESULTS OF OPERATIONS

Sales Revenues

In the first quarter of 2012 the increase in our sales revenues and reflected increased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during most of 2011. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has so far not fully materialized.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $0.4 million in the first quarter of 2012 as compared to the same period in 2011. Our gross margin was 15.0% in the first quarter of 2012 as compared with 9.1% for the same period of 2011. Our gross margin in the first quarter of 2012 was impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost of sales.

Total Operating Expenses

Total operating expenses decreased 31.5% in the first quarter of 2012 over the same period in 2011. The decrease in 2012 was primarily due to a 17.8% reduction in selling, general and administrative expenses based on  reductions in office expense and stock-based compensation expense, while in 2011 we also had $51,000 in bad debt expense resulting from aging of certain outstanding trade receivables with no comparable amount for 2012.

Total Other Income (Expenses)

Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in an net other expense of $500 in the first quarter of 2012 as compared to $10,000 in the same period in 2011.

Foreign Taxes

Foreign taxes for the first quarter of 2012 amounted to $3,935, an increase of $2,387 as compared to the same period in  2011. Foreign taxes represent China-based income tax provisions on China-sourced taxable income.

Net Income

Net income in the first quarter of 2012 was $0.6 million, as compared with net income of $0.1million for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At March 31, 2012, we had cash on hand of $ 2.3 million as compared to $1.4 million at December 31, 2011. Our working capital was $0.5 million at March 31, 2012, as compared to negative working capital of $ 0.2 million at December 31, 2011.  We maintain cash balances in the United States and China. At March 31, 2012 and December 31, 2011, our cash by geographic area was as follows:

	March31, 2011		December 31, 2011
United States	$5,726	0.2%	$22,256	1.6%
China	2,316,176	99.8%	1,374,640	98.4%
	$2,321,902	100%	$1,396,896	100%

Substantially all of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.3 million at March 31, 2012 has been converted based on the exchange rate as of March 31, 2012.

We do not currently have any commitments for capital expenditures and no external sources of capital. We rely on cash generated in our business and loans to provide sufficient working capital for our operations. We currently have $0.8 million of loans payable due on demand to third parties and $0.3 million of notes due during 2012 to a related party. While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand and other components of our working capital will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

Our days’ sales outstanding of gross accounts receivable as of March 31, 2012 was 76 days, as compared to 63 days as of December 31, 2011, with no bad debt expense for 2012.

 From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.6 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively, are reflected in Other Receivables. Other receivables also includes $32,000 for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

Accounts payable - trade decreased by $0.9 million primarily due to payments for previously accrued freight costs to shippers.

Other accruals and current liabilities decreased by $0.7 million due to decreases in advances from unrelated parties and lower accruals in the normal course of business associated with the increase in sales volume.

We engage in a number of transactions with related parties. Due from related parties consist of unsecured, non-interest bearing advances to Shangdong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances which decreased 5% at March 31, 2012 from December 31, 2011, are payable on demand. Due to related parties represents amounts advanced for working capital, and amounts due China Direct for legal and accounting fees paid by it on our behalf and promissory notes for amounts lent to us for working capital.  Due to related parties decreased 23.5% at March 31, 2012 from December 31, 2011, primarily as a result of repayments of $0.3 million.

Cash Flow Analysis

 Net cash provided by operating activities in the first quarter of 2012 amounted to $1.1 million compared to net cash of $0.4 million for the same period in 2011. The increase in net cash in 2012 was primarily due to net income of $0.6 million and $1.4 million increase in accounts receivable due to sales increase, offset by $0.8 million increase in accounts payable due to freight costs for the period, and an increase of $0.5 million in prepayments to vendors.

 Net cash provided by investing activities for the first quarter of 2012 amounted to $1,426, primarily due to due to proceeds from disposal of property and equipment, with no comparable amounts for the same period in 2011.

Net cash used in financing activities in the first quarter of 2012 amounted to $0.3 million, as compared to of $0.6 million in 2011, primarily due to payments of advances to related parties.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with "U.S. GAAP”.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.

Based on this evaluation we concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over fanatical reporting previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been no change in our Legal Proceedings from those previously discussed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the period ended December 31, 2011.

 ITEM 1A.  RISK FACTORS.

There have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.  MINE SAFETY DISCLOSURES.

          Not applicable to our company.

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
10.5
Lease Agreement dated June 1, 2011 between Wei Chen and Shandong Jiajia International Freight & Forwarding ,Ltd.*(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.6
Office Lease Contract dated January 26, 2011 between Sinochem International Information Company, Qingdao Branch (On behalf of China Foreign Economic and Trade Trust Limited Company) and Shandong Jiajia International Freight & Forwarding ,Ltd.*(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.7
Rental Agreement dated March 25, 2011between Yonggan Fan and Shandong Jiajia International Freight & Forwarding ,Ltd. *(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.8
Lease Agreement dated December 31, 2011 between Xiangfen Chen and Shandong Jiajia International Freight & Forwarding, Ltd. *(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.9	Promissory Notes due China Direct Investments, Inc. including note extension *(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)
10.10	Employment Agreement dated October 12, 2011 between China Logistics Group, Inc. and Yuan Huang *(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)