Form 10-Q
period 2012-06-30
China Logistics Group Inc
filed 2012-08-08
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012
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
[ X ]Yes [] No

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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,508,203 shares of common stock are issued and outstanding as of August 7, 2012.

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

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$2,024,290	$1,396,896
Accounts receivable, net of allowance of $1,800,250 and $1,787,951	2,147,891	3,393,631
Other Receivables	702,467	598,750
Advance to vendors and other prepaid expenses	551,987	-
Due from related parties	685,888	630,465
Total current assets	6,112,523	6,019,742

Property and equipment, net	58,999	37,674
Total assets	$6,171,522	$6,057,416
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$2,749,555	$3,574,287
Accrued expenses and other current liabilities	853,356	789,070
Advances from customers	697,769	485,102
Due to related parties	1,245,393	1,350,743
Foreign tax payable	5,860	10,267
Total current liabilities	5,551,933	6,209,469

Shareholders’ equity (deficit):
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 450,000 shares authorized Series B convertible issued and outstanding at June 30, 2012 and December 31, 2011	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at June 30, 2012 and December 31, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,878,617)	(20,218,197)
Accumulated other comprehensive loss	(105,204)	(144,033)
Total China Logistics Group, Inc. shareholders' equity	695,117	316,708
Non-controlling interest	(75,528)	(468,761)
Total shareholders’ equity (deficit)	619,589	(152,053)
Total liabilities and shareholders’ equity (deficit)	$6,171,522	$6,057,416

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$6,200,412	$6,064,231	$11,567,472	$10,673,664
Cost of sales	5,777,884	5,718,640	10,338,975	9,909,191
Gross profit	422,528	345,591	1,228,497	764,473

Operating expenses:
Selling, general and administrative	284,553	185,750	527,911	539,608
Gain on disposal of property and equipment	-	-	(1,089)	-
Total operating expenses	284,553	185,750	526,822	539,608
Income from operations	137,975	159,841	701,675	224,865

Other (expenses) income:
Other expense	(1,191)	(6,650)	(2,889)	(14,996)
Interest (expense) income	(1,013)	243	185	(1,553)
Total other expenses, net	(2,204)	(6,407)	(2,704)	(16,549)
Income before income taxes	135,771	153,434	698,971	208,316
Foreign income taxes (benefit)	(471)	4,070	3,464	5,618
Net Income	136,242	149,364	695,507	202,698
Less: Net income attributable to the noncontrolling interest	75,419	36,250	355,927	124,911
Net income attributable to China Logistics Group, Inc.	$60,823	$113,114	$339,580	$77,787
Comprehensive income:
Net income	136,242	149,364	695,507	202,698
Foreign currency translation adjustments	(20,558)	(8,898)	38,829	3,492
Comprehensive income	$115,684	$140,466	$734,336	$206,190
Less: net income attributable to noncontrolling interests	75,419	36,250	355,927	124,911
Comprehensive income attributable to China Logistics Group, Inc.	$40,265	$104,216	$378,409	$81,279
Earnings per common share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	41,508,203	41,508,203	41,508,203
Diluted	46,008,203	46,008,203	46,008,203	46,008,203

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$695,507	$202,698
Adjustments to reconcile net income to net cash provided by from operating activities:
Depreciation expense	2,576	11,907
Allowance for doubtful accounts	12,299	42,146
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	1,233,440	(1,281,389)
Prepaid expenses and other current assets		-
Other receivables	(103,717)	533,724
Repayment of advances to related parties	7,309	64,207
Advances to related parties	(62,732)	(90,320)
Accounts payable	(824,733)	(155,193)
Other accruals and current liabilities	64,287	317,777
Taxes payable	(4,407)	(5,012)
Advances to vendors	(551,987)	(6,496)
Advances from customers	212,667	833,721

NET CASH PROVIDED BY OPERATING ACTIVITIES	680,509	467,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property plant and equipment	1,426	-
Purchase of property plant and equipment	(24,210)	(4,274)

NET CASH USED IN INVESTING ACTIVITIES	(22,784)	(4,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of advances from related parties	(106,294)	(674,074)
Advances to related parties	945	-

NET CASH USED IN FINANCING ACTIVITIES	(105,349)	(674,074)

EFFECT OF EXCHANGE RATE ON CASH	75,018	6,845
NET INCREASE (DECREASE) IN CASH	627,394	(203,733)
CASH - beginning of period	1,396,896	1,309,848
CASH - end of period	$2,024,290	$1,106,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$5,101

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

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
JUNE 30, 2012

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At June 30, 2012, we had deposits of $2,021,535 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through June 30, 2012.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $1,800,250 and $1,787,951 at June 30, 2012 and December 31, 2011, respectively.

Advance to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other prepaid expenses totaled $551,987 and $0 at June 30, 2012 and December 31, 2011, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the six month ended June 30, 2012 and 2011.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $697,769 and $485,102, at June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012	June 30, 2011	December 31, 2011
Balance sheet	6.3089		6.3523
Statement of operations	6.3027	6.5316

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
JUNE 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share for the six month ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net Income applicable to common stockholders (A)	$60,823	$113,114	$339,580	$77,787
Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	41,508,203	41,508,203	41,508,203
Series B convertible preferred stock
Denominator for diluted earnings (loss) per share:	4,500,000	4,500,000	4,500,000	4,500,000
Diluted weighted average shares outstanding	46,008,203	46,008,203	46,008,203	46,008,203
Earnings per share-basic (A)/(B)	$0.00	$0.00	$0.01	$0.00
Earnings per share-diluted (A)/(B)	$0.00	$0.00	$0.01	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	Useful Lives	June 30, 2012	December 31, 2011
		(Unaudited)
Computer equipment	4 years	$49,379	$54,045
Furniture and equipment	4-5 years	134,814	112,089
		184,193	166,134
Less: accumulated depreciation		(125,194)	(128,460)
		$58,999	$37,674

For the six months ended June 30, 2012, and 2011, depreciation expense totaled $2,576 and $11,907 respectively.

NOTE 5 – OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report.  The components of other receivables at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Loans receivable	$509,987	$443,332
Deferred expenses	128,325	51,331
Legal deposit	31,701	31,488
Other	32,454	72,599
	$702,467	$598,750

 NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, accruals for professional fees that have not yet been billed, and accrued salaries.  The components of accruals and other current liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Loans payable	$558,459	$494,905
Accrued expenses	250,298	242,818
Accrued salaries	44,599	51,347
	$853,356	$789,070

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at June 30, 2012 and December 31, 2011.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

        In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. (“China Direct”) remained outstanding at June 30, 2012 and December 31, 2011.

Common Stock

We did not issue any common stock during the six month period ended June 30, 2012.

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month periods ended June 30, 2012 is as follows:

	Number of Shares Underlying Warrants	Weighted Average exercise Price	Weighted Average Contractual Term

Outstanding at December 31, 2011	31,558,500	$0.20	0.80
Granted
Exercised
Outstanding at June 30, 2012	31,558,500	$0.20	0.80

The common stock purchase warrants outstanding at June 30, 2012 include 31,558,500 warrants issued in connection with our offering of common stock in 2008. These warrants are currently exercisable at $0.20 per share and expire on April 30, 2013.

NOTE 8 –RELATED PARTY TRANSACTIONS

Due from Related Parties

On June 30, 2012 and December 31, 2011due from related parties consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Due from Shangdong Huibo Import & Export Co., Ltd	$358,608	$365,918
Due from Tianjin Sincere Logistics Co., Ltd	234,563	199,240
Due from Lianyunbu	92,717	65,307
Total	$685,888	$630,465

Due from related parties of $685,888 and $630,465 at June 30, 2012 and December 31, 2011, respectively, reflected advances due from Shangdong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shangdong Jiajia, Tianjin Sincere Logistics Co., Ltd, and Lianyunbu which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia. The loans are unsecured, non-interest bearing and repayable on demand.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Due to Related Parties

On June 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Due to Xiangfen Chen	$88,270	$87,667
Due to Bin Liu	192,265	296,872
Due to Tianjin Sincere Logistics Co., Ltd.	559,374	561,062
Due to CD International Enterprises, Inc.	405,484	405,142
Total	$1,245,393	$1,350,743

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to CD International Enterprises, Inc. (“China Direct”) relate to professional fees, primarily legal and accounting fees paid by China Direct on our behalf of $82,484 and promissory notes payable of $323,000 at June 30, 2012.  The proceeds from these notes were used for working capital purposes.  The notes accrue interest at 4% annually and are due at various dates in 2012.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 9 – FOREIGN OPERATIONS

        The tables below present information by operating region for the six months ended June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30,
	2012		2011
	Revenues	Assets	Revenues	Assets
United States	$-	$2,755	$-	$502
People’s Republic of China	11,567,472	6,168,767	10,673,664	6,979,294
Total	$11,567,472	$6,171,522	$10,673,664	$6,979,796

NOTE 10 – CONTINGENCIES AND COMMITMENTS

        Rent expense from our office leases for the six months ended June 30, 2012 and 2011 were approximately $52,692 and $29,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

        The table below presents our commitments for our various office leases in China of the six months ended June 30, 2012:

Period	Total

Period ended June 30, 2012	$52,692
Thereafter	-
Total	$52,692

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

Our Performance

Our revenues for the second quarter of 2012 grew by 2% as compared to the same period in 2011. For the first six months of 2012, revenues increased by $0.9 million, or 8% as compared to the same period in 2011.  Our gross profit margin increased to 6.8% in the second quarter of 2012 from 5.7% for the same period in 2011. For the first six months of 2012, our gross profit margin was 10.6%, compared to 7.2% in the first six months of 2011.  Our operating expenses increased by $0.1million in the second quarter of 2012 as compared to the same period in 2011, and remained the same in the first six months of 2012, as compared to 2011. Our operating income was $0.1million and $0.7million for the three and six months ended June 30, 2012, respectively, as compared to operating income of $0.2 million for both the three and six months ended June 30, 2011. Our net income for the three and six months ended June 30, 2012 was $0.1 million and $0.7 million, respectively, as compared to net income of $0.1 million and $0.2 million for the three and six months ended June 30, 2011.

Our Outlook

The shipping industry experienced a difficult year in 2011, with many shipping companies reporting financial losses. In 2012, a succession of major shipping companies have sought to regain profits by raising shipping charges which might further hinder the already weak growth in China's exports. In late January 2012, the world's biggest container shipper by capacity Maersk Line, which has been struggling with market overcapacity and high fuel costs, raised its rates by $775 per 20 foot equivalent unit, with effect from March 1, 2012, more than a doubling of the then current spot level. In late February 2012, Maersk Line removed 9% vessel capacity and made the second raise on its key Asia to Europe routes by a further $400 per 20 foot equivalent unit, effective from April 1, 2012. When both rate increases are put into effect, they will add $1,175 to the price of shipping a container from all Asian ports and to all destinations in Europe (North Europe and Mediterranean). Following Maersk's announcements, nearly every large carrier involved in trade between Asia and Europe increased the cost of shipping a container by approximately $750 to $800 starting on March 1, 2012. The shipping industry's decisions have prompted concerns that the rate increases might be passed onto Chinese exporters and adversely impact exporter's profits.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar and despite that Chinese imports decreased by 15.3% in January 2012 due to week-long lunar new year celebrations in the month and compound factors in domestic and global economy slow down, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. In the second quarter of 2012, our sales from the imports business accounted for approximately 3.0% of our total revenues, which is consistent with the same period in 2011. During 2012 we will continue our efforts to seek to secure the services of foreign agents to expand our operations internationally in an effort to increase our revenues from the import-related freight forwarding business.

While there has been improved quoting and booking activities and an increase in our total sales revenues in the second quarter of 2012, we face a number of challenges in growing our business. We expect that the continuing increases in oil prices will further increase our shipping costs and likely impact our gross profit margin in 2012. In addition, the reaction to China’s restrictive monetary policies and potential slowing of the Chinese economy, combined with renewed global financial worries, could endanger the fragile worldwide economic recovery, causing the global economy to revert back into recession.  We also foresee continued competition in the marketplace that may negatively impact our gross profit margin.

RESULTS OF OPERATIONS

Sales Revenues

In the second quarter of 2012 the increase in our sales revenues of 2% reflected increased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during 2011 and the first two quarters of 2012.

Revenues for the first six months of 2012 increased by $0.9 million, or 8%, as increases in shipping volumes were more than offset by a decrease in the average price per standard shipping container. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has largely failed to materialize. As a result, overseas shipping prices dropped significantly, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased slightly by 1% in the second quarter of 2012 as compared to the same period in 2011. Our gross profit margin improved to 6.8% in the second quarter of 2012 as compared to 5.7% in the same period of 2011.

 Cost of sales increased by $0.4 million, or 4.0%, for the first six months of 2012, as compared with the same period in 2011. For the first six months of 2012, our gross margin was 10.6%, compared to 7.2% in the first six months of 2011. During the first six months of 2012 our gross margin was impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost of sales. The improved gross profit margin for the first six months of 2012 was primarily due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses increased $0.1million in the second quarter of 2012 over the same period in 2011. The increase for the second quarter of 2012 was primarily due to a 53% increase in selling, general and administrative expenses resulting from higher travel, office expense, and employee's benefits expense. Total operating expenses decreased by 2% in the first six months of 2012 as compared to the same period in 2011.

Total Other Income (Expenses)

Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other expense of $2,203 in the second quarter of 2012 and $2,704 for the first six months of 2012 as compared to $6,407 and $16,549, respectively, for the same period in 2011.

Net Income

Net income for the second quarter and first six months of 2012 totaled $0.1 million and $0.7 million, respectively, compared to net income of $0.1 million and $0.2 million for the second quarter and first six months of 2011. The improvement in earnings is primarily due to higher gross profit in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At June 30, 2012, we had cash on hand of $2.0 million as compared to $1.4 million at December 31, 2011. Our working capital was $0.6 million at June 30, 2012, as compared to a deficit in working capital of $0.2 million at December 31, 2011.  We maintain cash balances in the United States and China. At June 30, 2012 and December 31, 2011, our cash by geographic area was as follows:

	June 30, 2012		December 31, 2011
United States	$2,755	0.1%	$22,256	1.6%
China	2,021,535	99.9%	1,374,640	98.4%
	$2,024,290	100%	$1,396,896	100%

Substantially all of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.0 million at June 30, 2012 has been converted based on the exchange rate as of June 30, 2012.

   We do not currently have any commitments for capital expenditures and no external sources of capital. We rely on cash generated in our business and loans to provide sufficient working capital for our operations. We currently have $0.6 million of loans payable due on demand to third parties and $0.3 million of notes due during 2012 to a related party. While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand and other components of our working capital will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

Our days’ sales outstanding of gross accounts receivable as of June 30, 2012 was 61 days, as compared to 63 days as of December 31, 2011, with no bad debt expense for 2012.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.7 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively, are reflected in Other Receivables. Other receivables also include $for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

Accounts payable - trade decreased by $0.8 million primarily due to payments for previously accrued freight costs to shippers.

Other accruals and current liabilities increased by $0.1 million due to decreases in advances from unrelated parties and lower accruals in the normal course of business associated with the increase in sales volume.

    We engage in a number of transactions with related parties. Due from related parties consist of unsecured, non-interest bearing advances to Shangdong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances which increased by 8.8% at June 30, 2012 from December 31, 2011, are payable on demand. Due to related parties represents amounts advanced for working capital, and amounts due China Direct for legal and accounting fees paid by it on our behalf and promissory notes for amounts lent to us for working capital.  Due to related parties decreased 7.8% at June 30, 2012 from December 31, 2011, primarily as a result of repayments of $0.1 million.

Cash Flow Analysis

 Net cash provided by operating activities in the second quarter of 2012 amounted to $0.7million compared to net cash provided of $0.5 million for the same period in 2011. The increase in net cash in 2012 was primarily due to net income of $0.7 million and $1.2 million decrease in accounts receivable due to collections on accounts, offset by $0.8 million increase in accounts payable due to freight costs for the period, and an increase of $0.6 million in prepayments to vendors.

 Net cash used in investing activities for the second quarter of 2012 amounted to $22,784, primarily due expenditures for property and equipment with $4,274 for the same period in 2011.

         Net cash used in financing activities in the first quarter of 2012 amounted to $0.1million, as compared to of $0.7 million in 2011, primarily due to payments of advances to related parties.

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

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in no bad debt expense recognized for the first six months of 2012 and 2011, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

   We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.

  Based on this evaluation we concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

  There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on September 27, 2006).
3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on January 7, 2008).
3.5	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to the definitive Information Statement on Schedule 14C as filed with the SEC on February 14, 2008).
3.6	Bylaws (Incorporated by reference to registration statement on form 10-SB, SEC File No. 0-31497, as filed with the SEC on September 11, 2000, as amended).
4.1	Form of common stock purchase warrant issued in the 2008 unit offering (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on April 24, 2008).
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

    *  filed herewith.

    ** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8 , 2012	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)