Form 10-Q
period 2012-09-30
China Logistics Group Inc
filed 2012-11-07
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012
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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,508,203 shares of common stock are issued and outstanding as of November 1, 2012.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in  Item A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 28, 2012. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$2,194,936	$1,396,896
Accounts receivable, net of allowance of $1,797,373 and $1,787,951 at September 30, 2012 and December 31, 2011, respectively	2,293,000	3,393,631
Other Receivables	564,492	598,750
Advance to vendors and other prepaid expenses	688,376	-
Due from related parties	597,228	630,465
Total current assets	6,338,032	6,019,742

Property and equipment, net	55,824	37,674
Total assets	$6,393,856	$6,057,416
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$3,095,991	$3,574,287
Accrued expenses and other current liabilities	890,774	789,070
Advances from customers	903,010	485,102
Due to related parties	1,216,204	1,350,743
Foreign tax payable	4,817	10,267
Total current liabilities	6,110,796	6,209,469

Shareholders’ equity (deficit):
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 450,000 shares authorized Series B convertible issued and outstanding at September 30, 2012 and December 31, 2011	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at September 30, 2012 and December 31, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,988,908)	(20,218,197)
Accumulated other comprehensive loss	(172,297)	(144,033)
Total China Logistics Group, Inc. shareholders' equity	517,733	316,708
Non-controlling interest	(234,673)	(468,761)
Total shareholders’ equity (deficit)	283,060	(152,053)
Total liabilities and shareholders’ equity (deficit)	$6,393,856	$6,057,416

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$6,349,846	$6,944,879	$17,917,318	$17,618,543
Cost of sales	6,343,360	6,662,172	16,682,335	16,571,363
Gross profit	6,486	282,707	1,234,983	1,047,180

Operating expenses:
Selling, general and administrative	251,378	206,992	764,414	734,693
Gain on disposal of property and equipment	-	-	(1,089)	-
Depreciation and amortization	2,880	2,727	5,456	14,634
Bad debt (recovery) expenses	(2,877)	63,985	9,422	63,985
Total operating expenses	251,381	273,704	778,203	813,312
(Loss)Income from operations	(244,895)	9,003	456,780	233,868

Other (expenses) income:
Other income (expense)	36,312	(59,304)	33,424	(74,300)
Extinguishment of registration rights liability	-	(5,859)	-	(5,859)
Interest income (expense)	3,447	(3,616)	3,632	(5,169)
Total other income (expenses), net	39,759	(68,779)	37,056	(85,328)
(Loss) Income before income taxes	(205,136)	(59,776)	493,836	148,540
Foreign income taxes (benefit) expense	(161)	8,218	3,303	13,836
Net (Loss) Income	(204,975)	(67,994)	490,533	134,704
Less: Net (loss) income attributable to the noncontrolling interest	(94,685)	(28,252)	261,242	96,659
Net (loss) income attributable to China Logistics Group, Inc.	$(110,290)	$(39,742)	$229,291	$38,045
Comprehensive income:
Net (loss) income	(204,975)	(67,994)	490,533	134,704
Foreign currency translation adjustments	(67,092)	45,624	(28,263)	49,116
Comprehensive (Loss) income	$(272,067)	$(22,370)	$462,270	$183,820
Less: net (loss) income attributable to noncontrolling interests	(94,685)	(28,252)	261,242	96,659
Comprehensive (loss) income attributable to China Logistics Group, Inc.	$(177,382)	$5,882	$201,028	$87,161
Earnings per common share:
Basic	$(0.00)	$(0.00)	$0.01	$0.00
Diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	41,508,203	41,508,203	41,508,203
Diluted	46,008,203	46,008,203	46,008,203	46,008,203

The accompanying notes are an integral part of these financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$490,533	$134,704
Adjustments to reconcile net income to net cash provided by from operating activities:
Depreciation expense	5,456	14,634
Allowance for doubtful accounts	9,422	63,985
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	1,093,025	(1,341,763)
Other receivables	34,315	615,026
Accounts payable	(479,092)	(352,570)
Other accruals and current liabilities	101,873	243,747
Taxes payable	(5,459)	(5,282)
Advances to vendors and other current assets	(689,522)	(217,640)
Advances from customers	418,604	1,053,947

NET CASH PROVIDED BY OPERATING ACTIVITIES	979,155	208,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of advance to related parties	44,340	106,896
Advanced to related parties	(11,047)	(69,393)
Purchase of property plant and equipment	(24,210)	(7,728)
Proceeds from disposal of property plant and equipment	1,426	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	10,509	29,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from related parties	(166,737)	(336,391)
Advances from related parties	31,975	135,648

NET CASH USED IN FINANCING ACTIVITIES	(134,762)	(200,743)

EFFECT OF EXCHANGE RATE ON CASH	(56,862)	96,308
NET INCREASE IN CASH	798,040	134,131
CASH - beginning of period	1,396,896	1,309,848
CASH - end of period	$2,194,936	$1,443,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$5,061

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September  30, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

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
SEPTEMBER 30, 2012

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

Stock Based Compensation

We account for stock options and other equity based compensation issued to employees by measuring the grant-date fair value of stock options and other equity based compensation issued to employees and recognizes the costs in the statement of operations over the period during which the employees are required to provide services.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At September30, 2012, we had deposits of $2,192,695 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through September 30, 2012.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $1,797,373 and $1,787,951 at September 30, 2012 and December 31, 2011, respectively.

Advance to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other prepaid expenses totaled $688,376 and $0 at September 30, 2012 and December 31, 2011, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the nine month ended September 30, 2012 and 2011.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $903,010 and $485,102, at September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012	September 30, 2011	December 31, 2011
Balance sheet	6.3190		6.3523
Statement of operations	6.3085	6.4884

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
SEPTEMBER 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share for the nine month ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net (Loss) Income applicable to common stockholders (A)	$(110,290)	$(39,742)	$229,291	$38,045
Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	41,508,203	41,508,203	41,508,203
Series B convertible preferred stock
Denominator for diluted earnings (loss) per share:	4,500,000	4,500,000	4,500,000	4,500,000
Diluted weighted average shares outstanding(C)	46,008,203	46,008,203	46,008,203	46,008,203
Earnings per share-basic (A)/(B)	$(0.00)	$(0.00)	$0.01	$0.00
Earnings per share-diluted (A)/(C)	$(0.00)	$(0.00)	$0.00	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	Useful Lives	September 30, 2012	December 31, 2011
		(Unaudited)
Computer equipment	4 years	$49,300	$54,045
Furniture and equipment	4-5 years	134,598	112,089
		183,898	166,134
Less: accumulated depreciation		(128,074)	(128,460)
		$55,824	$37,674

For the nine months ended September 30, 2012, and 2011, depreciation expense totaled $ 5,456 and $14,634 respectively.

NOTE 5 – OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court for potential payment to a former customer in the event we are unsuccessful in a lawsuit we filed against them for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest. We also advance money to employees for business travel expenditures which are then expensed upon conclusion of the trip and the processing of an expense report. The components of other receivables at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Loans receivable	$494,217	$443,332
Deferred expenses	22,384	51,331
Legal deposit	31,651	31,488
Other	16,240	72,599
	$564,492	$598,750

 NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, accruals for professional fees that have not yet been billed, and accrued salaries.  The components of accruals and other current liabilities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Loans payable	$592,378	$494,905
Accrued expenses	253,929	242,818
Accrued salaries	44,467	51,347
	$890,774	$789,070

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at September 30, 2012 and December 31, 2011.

     In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. (“China Direct”) remained outstanding at September 30, 2012 and December 31, 2011.

Common Stock

We did not issue any common stock during the nine month period ended September 30, 2012.

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the nine  month periods ended September 30, 2012 is as follows:

	Number of Shares Underlying Warrants	Weighted Average exercise Price	Weighted Average Contractual Term

Outstanding at December 31, 2011	31,558,500	$0.20	0.80
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2012	31,558,500	$0.20	0.80

The common stock purchase warrants outstanding at September 30, 2012 include 31,558,500 warrants issued in connection with our offering of common stock in 2008. These warrants are currently exercisable at $0.20 per share and expire on April 30, 2013.

NOTE 8 –RELATED PARTY TRANSACTIONS

Due from Related Parties

On September 30, 2012 and December 31, 2011 due from related parties consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Due from Shangdong Huibo Import & Export Co., Ltd	$321,652	$365,918
Due from Tianjin Sincere Logistics Co., Ltd	209,925	199,240
Due from Lianyunbu	65,651	65,307
Total	$597,228	$630,465

Due from related parties of $597,228 and $630,465 at September 30, 2012 and December 31, 2011, respectively, reflected advances to Shangdong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shangdong Jiajia, Tianjin Sincere Logistics Co., Ltd, and Lianyunbu which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Due to Related Parties

On September 30, 2012 and December 31, 2011, due to related parties consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Due to Xiangfen Chen	$72,304	$87,667
Due to Bin Liu	187,409	296,872
Due to Tianjin Sincere Logistics Co., Ltd.	519,428	561,062
Due to Lianyunbu	26,986
Due to CD International Enterprises, Inc.	410,077	405,142
Total	$1,216,204	$1,350,743

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to CD International Enterprises, Inc. (“China Direct”) relate to professional fees, primarily legal and accounting fees paid by China Direct on our behalf of $87,078 and promissory notes payable of $323,000 at September 30, 2012. The proceeds from these notes were used for working capital purposes. The notes accrue interest at 4% annually and are due at various dates in 2012.

There are no assurances that the terms of the transactions with these related parties are comparable to terms we could have obtained from unaffiliated third parties.

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the nine months ended September 30, 2012 and 2011, respectively:

	For the Nine Months Ended September 30,
	2012		2011
	Revenues	Assets	Revenues	Assets
United States	$-	$2,240	$-	$440
People’s Republic of China	17,917,318	6,391,616	17,618,543	7,422,705
Total	$17,917,318	$6,393,856	$17,618,543	$7,423,145

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Rent expense from our office leases for the nine months ended September 30, 2012 and 2011 were approximately $14,672 and $29,000, respectively. We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below presents our commitments for our various office leases in China of the nine months ended September 30, 2012:

Period	Total

Period ended September 30, 2012	$14,672
Thereafter	-
Total	$14,672

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes appearing elsewhere in this report, and in conjunction with the Management’s Discussion and Analysis in our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Our Performance

Our revenues for the third quarter of 2012 decreased by 9% as compared to the same period in 2011. For the first nine  months of 2012, revenues increased by $0.3 million, or 1.7% as compared to the same period in 2011.  Our gross profit margin decreased to 0.1% in the third quarter of 2012 from 4.1% for the same period in 2011. For the first nine months of 2012, our gross profit margin was 6.9%, compared to 5.9% in the first nine months of 2011.  Our operating expenses decreased by $22,323 in the third quarter of 2012 as compared to the same period in 2011, and decreased by $35,000 in the first nine months of 2012, as compared to 2011. Our operating loss was $0.2 million and operating income was $0.5 million for the three and nine months ended September 30, 2012, respectively, as compared to operating income of $9,000 and $0.2 million for the three and nine months ended September 30, 2011. Our net loss was $0.2 million and net income was $0.5 million for the three and nine months ended September 30, 2012, respectively, compared to net loss of $0.1 million and net income of $0.1 million for the three and nine months ended September 30, 2011, respectively.

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

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. In the third quarter of 2012, our sales from the imports business accounted for approximately 9.7% of our total revenues, which is consistent with the same period in 2011. During 2012 we will continue our efforts to seek to secure the services of foreign agents to expand our operations internationally in an effort to increase our revenues from the import-related freight forwarding business.

While there has been improved quoting and booking activities and an increase in our total sales revenues in the third  quarter of 2012, we face a number of challenges in growing our business. We expect that the continuing increases in oil prices will further increase our shipping costs and likely impact our gross profit margin in 2012. In addition, the reaction to China’s restrictive monetary policies and potential slowing of the Chinese economy, combined with renewed global financial worries, could endanger the fragile worldwide economic recovery, causing the global economy to revert back into recession.  We also foresee continued competition in the marketplace that may negatively impact our gross profit margin.

RESULTS OF OPERATIONS

Sales Revenues

In the third quarter of 2012 the decrease in our sales revenues of 8.6% reflected decreased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. In addition, the decrease in freight traffic volume was coupled with decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during the third quarter of 2012.

Revenues for the first nine months of 2012 increased by $0.3 million, or 1.7%, as a result of slight increases in shipping volumes.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased  by 4.8% in the third quarter of 2012 as compared to the same period in 2011. Our gross profit margin decreased to 0.1% in the third quarter of 2012 as compared to 4.1% in the same period of 2011.

 Cost of sales increased by $0.1 million, or 0.7%, for the first nine months of 2012, as compared with the same period in 2011. For the first nine months of 2012, our gross margin was 6.9%, compared to 5.9% in the first nine months of 2011. During the first nine months of 2012 our gross margin was impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost of sales. The improved gross profit margin for the first nine months of 2012 was primarily due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses decreased $22,323 in the third quarter of 2012 over the same period in 2011. The decrease for the third quarter of 2012 was primarily due to a decrease of 104.5% in bad debt expense, partially offset by an increase of 21.4% in selling, general and administrative expenses resulting from higher travel, office expense, and employee's benefits expense. Total operating expenses decreased by 4.3% in the first nine months of 2012 as compared to the same period in 2011.

Total Other Income (Expenses)

Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other income of $40,000 in the third quarter of 2012 and $37,000 for the first nine months of 2012 as compared to net other expenses of $69,000 and $85,000, respectively, for the same period in 2011.

Net Loss

Net loss for the third quarter of 2012 was $0.2 million and net income for the first nine months of 2012 totaled $0.5million, compared to net loss of $0.1 million for the third quarter of 2011 and net income of $0.1 million for the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At September 30, 2012, we had cash on hand of $2.2 million as compared to $1.4 million at December 31, 2011. Our working capital was $0.2 million at September 30, 2012, as compared to a deficit in working capital of $0.2 million at December 31, 2011.  We maintain cash balances in the United States and China. At September 30, 2012 and December 31, 2011, our cash by geographic area was as follows:

	September 30, 2012		December 31, 2011
United States	$2,240	0.1%	$22,256	1.6%
China	2,192,695	99.9%	1,374,640	98.4%
	$2,194,935	100%	$1,396,896	100%

Substantially all of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.2 million at September 30, 2012 has been converted based on the exchange rate as of September 30, 2012.

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

Our days’ sales outstanding of gross accounts receivable as of September 30, 2012 was 61 days, as compared to 63 days as of December 31, 2011, with $9,000 bad debt expense for 2012.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.6 million at each of September 30, 2012 and December 31, 2011, are reflected in Other Receivables.

Accounts payable - trade decreased by $0.5 million primarily due to payments for previously accrued freight costs to shippers.

Other accruals and current liabilities increased by $0.1 million due to decreases in advances from unrelated parties and lower accruals in the normal course of business associated with the increase in sales volume.

    We engage in a number of transactions with related parties. Due from related parties consist of unsecured, non-interest bearing advances to Shangdong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances which decreased by 5.3% at September 30, 2012 from December 31, 2011, are payable on demand. Due to related parties represents amounts advanced for working capital, and amounts due China Direct for legal and accounting fees paid by it on our behalf and promissory notes for amounts lent to us for working capital.  Due to related parties decreased 10.0% at September 30, 2012 from December 31, 2011, primarily as a result of repayments of $0.1 million.

Cash Flow Analysis

Net cash provided by operating activities in the first nine months of 2012 amounted to $1.0 million compared to net cash provided of $0.2 million for the same period in 2011. The increase in net cash inflow in 2012 was primarily due to net income of $0.5 million and $1.1 million decrease in accounts receivable due to collections on accounts, offset by $0.5 million decrease in accounts payable due to payments on account for accrued freight costs, and an increase of $0.7 million increase in prepayments to vendors.

Net cash provided by investing activities for the first nine months of 2012 amounted to $10,509, primarily due to $44,340 collection of prior advance to related parties, partially offset by $24,210 in capital expenditure, compared with cash provided by investing activities of $29,775 for the same period in 2011.

Net cash used in financing activities in the first nine months of 2012 amounted to $0.1 million, as compared to $0.2 million in 2011, primarily due to payments of advances from related parties.

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

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in no bad debt expense recognized for the first nine months of 2012 and 2011, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.

Based on this evaluation we concluded that as of September 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

 ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

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

Date: November 7, 2012	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)