Form 10-K
period 2012-12-31
China Logistics Group Inc
filed 2013-05-15
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-31497

CHINA LOGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	65-1001686
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23F. Gutai Beach Building No. 969, Zhongshan Road (South),Shanghai, China	200011
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	86-21-63355100

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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
☐ Yes  x No

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $415,082 on June 30, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 58,429,090 shares of common stock are issued and outstanding as of May 6, 2013.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	restatements of our financial statements as a result of errors in these statements;
•	our ability to timely and accurately provide shipping agency services;
•	our history of losses and declining margins;
•
the conversion terms of the 12% convertible promissory note entered into in February 2013 which is subject to a variable conversion feature and the terms of the note which restricts our ability to undertake certain transactions,

•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity,
•	our dependence on third party equipment and services to operate our business,
•	our dependence on third party cargo agents,
•	credit risks, including the need to write off a related party receivable,
•	the slowdown of the Chinese economy or risks of inflation,
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Renminbi;
•	uncertainties associated with the People’s Republic of China ("PRC")’s legal system,
•	currency exchange restrictions and fluctuations in the value of the RMB,
•	economic, legal restrictions and business conditions in China,
•	adverse impact of recent Chinese accounting scandals,
•	material weaknesses in our disclosure controls and internal control over financial reporting,
•	management’s significant holdings of our common stock,
•	limited public market for our common stock, and
•	the potential dilutive impact of the exercise of warrants, including warrants with cashless exercise provisions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “China Logistics Group", "we"", "our", the "Company" and similar terms refer to China Logistics Group, Inc., a Florida corporation, and our wholly-owned subsidiary Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company (“Shandong Jiajia”) and its subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, "2012” refers to the year ended December 31, 2012, “2011” refers to the year ended December 31, 2011, and “2013” refers to the year ending December 31, 2013.

The information which appears on our website at www.chinalogisticsinc.com is not part of this report.

ii

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

Overview

Our operating subsidiary, Shandong Jiajia, was established in November 1999 and acts as an agent for international freight and shipping companies. Through this subsidiary, we sell cargo space and arrange international transportation via land, maritime, and air routes primarily for clients seeking to export goods from China. We are a non-asset based freight forwarder and we do not own any containers, trucks, aircraft or ships. We contract with companies owning these assets to provide transportation services required for shipping freight on behalf of our customers.

Shandong Jiajia’s headquarters are in Qingdao, China, and it has branches in Shanghai, Tianjin, Xiamen, and Lianyungang.  We coordinate with agents in North America, Europe, Australia, Asia, and Africa.

 The Chinese Freight Forwarding Industry

According to the China International Freight Forwarding Industry Report, 2012 – 2015, published by Sino Market Insight Co. Ltd., in January 2013, Sino Market Insight forecasts that in 2015, China’s international freight forwarding business will account for approximately 31% of the total import-export value of foreign trade, with a compound average growth rate of 8.4%. China’s rapid economic growth has accelerated circulation of goods, information and services in the whole society, thus providing a broad market space for the development of cross-border logistics industry cored by international freight forwarding. From 1998 to 2011, China’s cross-border logistics industry witnessed an average annual growth rate of more than 10% in market scale. However, affected by the European debt crisis, foreign trade in 2012 showed contraction, and only a slight increase appeared in cross-border logistics market, with growth rate down to 5.0%, to RMB1.09 trillion. In China, international freight forwarding mainly consists of ocean freight forwarding and air freight forwarding, of which, the former accounts for about 70% of the overall international freight forwarding market. At present, capacity surplus in shipping industry is still serious, coupled with the slow recovery in demand for cargo volume, the growth rate of international ocean freight forwarding market scale in 2012 will fall to a single digit. The international air freight forwarding market occupies a small proportion of 15%, accompanied by large fluctuations. Under the influence of increasing air cargo capacity, descending demand produced by economic recession in the U.S. and Europe, plus high aviation fuel prices, the international air freight forwarding market remained in recession in 2012.

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

The development of Chinese foreign trade has a great impact on the freight forwarding industry. The volume of exports and imports of China have shaped the scale of the market demand for the Chinese freight forwarding industry. According to the Chinese General Administration of Customs (GAC), China's foreign trade increased 22.5% in 2011 from a year earlier to 23.63 trillion yuan ($3.75 trillion) while its GDP stood at 47.16 trillion yuan ($7.3 trillion) during the period, indicating that the reliance on foreign trade, the ratio of the total trade value in the country's GDP has dropped to 50.1% in 2011, suggesting that the economy is transferring to a more inner-led growth mode. China's reliance on foreign trade has been above 50% for years with the peak at 67% in 2006.

The Ministry of Commerce (MOC) of China expects that China's foreign trade will expand at an annual rate of 10% to reach 4.8 trillion by 2015, but the outlook for China's foreign trade is not favorable in the first quarter of 2013 amid sluggish global growth, especially among major trade partners such as the European Union (“EU”), the U.S. and Japan. The growth of 2012 exports to the EU was four percentage points lower compared to the year of 2011. In addition, China also faces obstacles in expanding imports because of slowing domestic growth and export restrictions including the anti-dumping to textile products and higher regulation for importing food and medicine, and etc.in the EU and U.S. which may significantly harm the export business of China and affect Chinese logistics companies.

We believe that these factors impacting Chinese foreign trade indicate that the freight forwarding industry across the board is facing challenges for business expansion and cost control amidst unfavorable domestic and global economy in the coming years.

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

We are a designated agent of cargo carriers including Nippon Yusen Kaisha (NYK Line), P&O Nedlloyd, CMA CGM Group, Safmarine Container Lines, Regional Container Lines (RCL), Ryder CRSA Logistics, CompaснaSud Americana de Vapores (“CVSA”) and Horizon Lines, LLC. We are also a member of the China Cargo Alliance (“CCA”), an independent network of air and sea freight forwarders serving international trade of China. CCA currently has 110 members. In this alliance, all members are free to trade their services with peer members. Overseas agents forward orders to us for the services of handling and/or space purchase. If agents only request procedural handling, we usually charge $30 to $40 per order for service fee.

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

In January 2013, we announced that we have partnered with a domestic trucking company to launch our own domestic trucking services to select locations and customers in China. We expect to initially offer the services through a small fleet of trucks to be leased by us from the domestic trucking company which will be dispatched from our Shanghai headquarters. The service will first be offered to customers in geographic areas that are in close proximity to a small number of international freight forwarding ports serviced by us. Over time, we expect to develop our own fleet and expand routes to a number of ports along the eastern seaboard of China. We believe that this strategy will enable our company to better service key international freight forwarding customers while expanding our gross margins through the integration of land and ocean based logistical operations. As of the date of the filing of this report, we do not have any trucks been leased yet. We expect the trucks will be leased and we expect the services will be started in the second quarter of 2013. There are no assurances, however, that we will successful launch the domestic trucking services, or that this expansion of our business will generate any significant revenues.

Customers, transaction currencies and credit terms

We generate revenues through sales to existing customers as well as new customers. The focus on products shipped by our customers varies across the branches. In the Qingdao area, the major export is agricultural products to Australian-Zelanian line and Southeast Asia line. Clothing and electronic products to Europe and the U.S. are the focus of the Shanghai branch and the Xiamen branch carries daily merchandise and hardware products to Europe and Africa. The rate we charge our customers fluctuates with market prices. We may elect to lower the rates on the occasions that a particular order involves a large quantity of freight, the customers has a good credit rating, and/or the customer has a record of prompt payment.

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

Previously, each year we were required to pass an annual inspection by the local government agency of foreign trade and commerce to maintain the qualification. Effective April 1, 2005 an annual inspection is no longer required for approval and an international freight forwarding company, such as our company, is only required to file an annual renewal form with the local government agency of foreign trade and commerce. We completed the required registration in April 2013.

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

As a U.S. company, we are considered a foreign entity in the PRC. If we purchase the assets or equity interests of a PRC company owned by PRC residents in exchange for our equity interests, such PRC residents will be subject to the registration procedures described in SAFE Circular 75. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.Messrs. Wei Chen and Hui Liu have completed the required registration with SAFE in January 2009.

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

Regulation of resident enterprises

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or EIT Law, which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; In January 2010, the PRC government determined that our company is a “resident enterprise”

As a result of this determination, a number of PRC tax consequences are as follows: First, we are subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if our company is treated as PRC “qualified resident enterprise” all dividends paid from Shandong Jiajia to us should be exempt from PRC tax. “Qualified Resident Enterprises” is a temporary term for the companies that cannot be determined as resident enterprises or non-resident enterprises, qualified resident enterprises shall be regulated by resident enterprises tax rules.  Finally, the new “resident enterprise” classification could result in a situation in which a 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10% PRC tax on any dividends paid to non-PRC resident shareholders. Our non-PRC resident shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

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

On March 28, 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. The purpose of the Share Option Rule is to regulate foreign exchange administration of PRC domestic individuals who participate in employee shareholding plans and share option plans of overseas listed companies. According to the Share Option Rule, if a PRC domestic individual participates in any employee shareholding plan or share option plan of an overseas listed company, a PRC domestic agent or the PRC subsidiary of such overseas listed company is required to, among others things, file, on behalf of such individual, an application with SAFE to obtain approval for an annual quota with respect to the purchase of foreign exchange in connection with shareholding or share option exercises as PRC domestic individuals may not directly use overseas funds to purchase shares or exercise share options. Concurrently with the filing of such application with SAFE, the PRC subsidiary shall obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds required in connection with the share purchase or option exercise, any returned principal or profits from sales of shares, any dividends issued on the shares and any other income or expenditures approved by SAFE. The PRC subsidiary is also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas bank to hold overseas funds used in connection with any share purchase or option exercise. All proceeds obtained by PRC domestic individuals from sales of shares shall be remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to such individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the share option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account.

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

In addition, the SAT issued circulars concerning employee share options in 2005. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents relating to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay and we fail to withhold their income taxes, we may face sanctions imposed by tax authorities or other PRC government authorities.

Given the complexity and breadth of the PRC regulations, there are no assurances that we are in compliance with all applicable regulations.

Employees

As of May 6, 2013, we had 126 full-time, salaried employees who are all located in China. Our employees are organized into a union under the labor laws of China and receive labor insurance. These employees can bargain collectively with us. We believe we maintain good relations with our employees.

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

In connection with the acquisition of Shandong Jiajia, we issued Capital One Resource Co., Ltd., a subsidiary of CD International Enterprises, Inc. (formerly known as China Direct Industries, Inc.) 450,000 shares of Series B Convertible Preferred Stock valued at $3,780,000, and Mr. Weidong Wang 35,000 shares of Series B Preferred Stock valued at $294,000, as compensation for assistance in the transaction. In addition, we agreed to issue an aggregate of 352,500 shares of Series B Convertible Preferred Stock valued at $2,961,000 to Dragon Venture (Shanghai) Capital Management Co., Ltd. as finder's fees. Dragon Venture (Shanghai) Capital Management Co., Ltd. is a subsidiary of Dragon Capital Group Corp. (Pink Sheets: DRGV). Mr. Lawrence Wang, the CEO of Dragon Capital Group Corp., is the brother of Dr. James Wang, the CEO of CD International Enterprises, Inc. CD International Enterprises, Inc. owned approximately 20% of the issued and outstanding shares Dragon Capital Group Corp. In January 2008 we amended the finder’s agreement with Dragon Venture (Shanghai) Capital Management Co., Ltd. to reduce the fee to 240,000 shares of Series B Convertible Preferred Stock which were valued at $2,016,000. Finally, in June 2008, we issued CD International Enterprises, Inc. an additional 450,000 shares of our Series B Convertible Preferred Stock valued at $3,780,000 as compensation for its services under the terms of a December 31, 2007 consulting agreement.

On January 28, 2008 the acquisition agreement was amended to provide that as additional consideration we issued Mr. Chen 120,000 shares of our Series B Convertible Preferred Stock with a fair value of $960,000 and three year purchase warrants to purchase an additional 2,000,000 shares of our common stock at an exercise price of $0.30 per share with a fair value of $480,000.

In March 2008, we changed our name to China Logistics Group, Inc.

ITEM 1.A                     RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

The restatement of our consolidated financial statements may affect shareholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As discussed in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, we have issued a restatement on our 2011 audited consolidated financial statements. Additionally, we will restate our consolidated audited financial statements for the years ended December 31, 2010 and 2009. We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future, particularly given the material weaknesses in our disclosure controls and internal control over financial reporting. The restatements may affect investor confidence in the accuracy of our financial reporting and disclosures, may raise reputational issues for our business and may result in a decline in share price and shareholder lawsuits related to the restatements.

Our sales decline 7% in 2012 from 2011, we have a history of reporting operating losses and our margins are low

We have historically incurred operating losses, as well as a shareholders’ deficit. Our sales declined 7% in 2012 from 2011.  While we were able to increase our gross margin in 2012 to 5% from 2% in 2011, we continue to operate on very small gross profit margins and our sales are not sufficient to pay our operating expenses. For 2012 and 2011, we reported operating losses of $0.8 million and $1.0 million, respectively, and at December 31, 2012 we had an accumulated deficit of approximately $20.2 million. While we had working capital deficit of $0.3 million at December 31, 2012, we had cash of $2.4 million which our management believes is sufficient to fund our operations for the next 12 months. However, unless we are able to either significantly increase our gross profit margin or significantly reduce our operating expenses, we will in all likelihood continue to report operating losses. Given the competitive environment in which we operate and the trend of decreasing margins, there are no assurances that we will ever achieve operating profitability in the future.

The terms of the 12% convertible promissory note due in October 2013 could adversely impact our company and our shareholders.

In February 2013, we borrowed $27,000 from an unrelated third party under the terms of a 12% convertible promissory note.  This note is convertible at the option of the holder into shares of our common stock based upon a variable conversion price which is initially 70% of the market price of our common stock as calculated in accordance with the terms of the note. This conversion price is subject initially to a $0.0255 per share floor, however, we are required to maintain certain closing prices for our common stock or this floor price terminates. In addition, under the terms of the note we agreed to not take certain actions, and the conversion price is subject to adjustment if we should issue shares of our common stock or common stock equivalents at a per share price less than the then conversion price. The terms of this note could prevent us from engaging in certain transactions while the note is outstanding, and the conversion of the note will be dilutive to our shareholders. In addition, as a result of the terms of the note we will begin recognizing derivative liability expense during the first quarter of 2013. These non-cash expenses could materially impact our financial results in future periods.

We enter into a number of related party transactions which are not negotiated on an arm-length basis. In addition, we have been dependent upon advances from related parties to provide working capital and there are no assurances these advances will continue.

In addition to leasing certain office space from related parties, we also advance funds to and borrow funds from, related parties. At December 31, 2012 and 2011, we were owed $0 and $630,465 from related parties, respectively. These advances are unsecured, non-interest bearing and due on demand. During 2012, we recorded bad debt expense – related party of $286,732 in connection with the write-off amounts due from Shandong Huibo Import & Export Co., Ltd., a related party. In addition, at December 31, 2012 and 2011, we owed $1 million and $1.4 million, respectively, to related parties. None of these transactions, are negotiated on an arms-length basis. There are no assurances that the lease terms we may be able to negotiate with third parties would not be more favorable to us than those extended by related parties.The making of advances to related parties by us may adversely impact our cash needs in future periods, and there are no assurances that these related parties will continue to advance funds to us for our working capital needs.

We have a history of making interest free loans to strategic partners.  If these loans are not repaid, our liquidity will be adversely impacted.

From time to time, we advance working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the advances are short term demand notes which are unsecured and non-interest bearing. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These advances amounted to approximately $0 and $630,465 at December 31, 2012 and 2011, respectively.  If any of these loans should not be repaid on a timely basis, our working capital will be further depleted which would adversely impact our operations in future periods.

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

Various aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we have in the past incurred losses for some customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them. Future bad debt losses will adversely impact our results of operations and further deteriorate our working capital deficit.In the fourth quarter of 2012, we changed our estimate of uncollectible accounts receivable. We reviewed the accounts receivable on a periodic basis and make general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, and accordingly, we increased our allowance for doubtful accounts on accounts receivable by $933,554. We will continue to perform ongoing credit evaluations of our customers to help reduce credit risk.

Risks Related to Doing Business in China

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

The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.2% appreciation of the RMB against the U.S. dollar between July 21, 2005 and December 31, 2012. Recently, the PRC has decided to proceed further with reform of the RMB exchange regime and to enhance the RMB exchange rate flexibility. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant adjustment of the RMB against the U.S. dollar.

Under EIT Law, our company has been classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us and our non-PRC resident shareholders.

Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; Our company has been deemed to be a “resident enterprise. “As a result, for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

We face risks related to natural disasters and health epidemics in China, which could have a material adverse effect on our business and results of operations.

Our business could be materially adversely affected by natural disasters or the outbreak of health epidemics in China. For example, in May 2008, Sichuan Province suffered a strong earthquake measuring approximately 8.0 on the Richter scale that caused widespread damage and casualties. In addition, in the last decade, the PRC has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome, or SARS. A renewed outbreak of SARS or another widespread public health problem, including the new strain of bird flu in the PRC which has recently resulted in deaths in the PRC, could significantly harm our operations. Our operations may be adversely impacted by a number of health-related factors, including quarantines or closures of our locations or those of our customers or potential customers. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

Risks related to our common stock

Our common stock is quoted in the over-the counter markets on the OTC Pink level, an inter-dealer electronic quotation and trading system maintained by OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on OTC Pink level of the OTC Markets which is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink  level of the OTC Markets may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and result in a restatement of our financial statements.

Our management has determined that as of December 31, 2012, we did not maintain effective disclosure controls or effective internal control over financial reporting as a result of identified material weaknesses in our internal control over financial reporting described later in this report. There are no assurances that these material weaknesses will not result in errors in our financial statements in future periods. If we are required to restate our financial statements, we will incur additional costs and could be subject to litigation.

A significant portion of our common stock is held by our management which enables them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our shareholders.

As of May 6, 2013, our management controls the voting of approximately 31% of our outstanding shares of common stock. These shareholders, acting together, could have a substantial impact on matters requiring the vote of the shareholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our shareholders and us and this control could adversely affect the voting and other rights of our other shareholders.

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

The exercise of outstanding warrants and the possible conversion of our convertible debt will be dilutive to our existing shareholders.

At May 6, 2013 we had 58,429,090 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into additional shares of our common stock, were outstanding:

•	3,016,760 shares of our common stock issuable upon the possible conversion of 12% convertible note in the amount of $27,000 which is due in October 2013; and
•
31,558,500 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.20 per share which expired in April 2013 and which are exercisable on a cashless basis.

           The number of shares we may issue upon the conversion of the 12% convertible not could be substantially higher based upon the terms of the note which do not provide for a fixed conversion price. In the event of the exercise of the warrants and/or the conversion of the 12% convertible note, the number of our outstanding common stock will increase by approximately 59%and will have a dilutive effect on our existing shareholders. In addition, while the outstanding warrants are exercisable on a cashless basis, given that the exercise price is significantly above the market price of our common stock, we do not expect that the cashless exercise feature of these warrants will have any impact on us.

You may suffer significant dilution if we raise additional capital.

If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, our net tangible book value per share may decrease, and the percentage ownership of our current stockholders would be diluted, and any equity securities we may issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                        DESCRIPTION OF PROPERTY.

We lease approximately 7,008 square feet of office space from Mr. Wei Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011 which serves as our principal executive offices under a lease which expires on May 31, 2013.  Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,966) per month in rent. We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,859) per month in connection with this lease. We plan on renewing the lease pursuant to the same term.

Previously, our China headquarters occupied approximately 2,368 square feet of leased office space in Qingdao, China, which was leased from an unrelated third party under a lease expiring on January 31, 2012 at an annual rental obligation of RMB 223,234 (approximately $33,823). In May 2012, we relocated our China headquarters office to 20 Hong Kong Zhong Road, Golden Plaza, North Mansion, Suite 607, Qingdao, China. The new headquarters occupies approximately 1,830 square feet which is leased from an unrelated third party under a lease expiring on May 9, 2014. The annual rent of first year is approximately $24,610(RMB 155,124), including property management fee $12,305 (RMB77, 562). The annual rent for the second year is approximately $25,590 (RMB 161,328), including the management fee which is approximately $12,791 (RMB 80,664).

We also rent various office spaces throughout China as set forth in the following table. The U.S. dollar amounts have been estimated based on current exchange rates.

Location	Approximate Square Feet	Annual Rent	Expiration of Lease
Xiamen Branch, Xiamen City, Fujian Province (1)	1,026	$1,713(RMB 10,800)	December 31, 2013
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (2)	1,184	$4,759(RMB 30,000)	March 14, 2014
Tianjin Branch, Tianjin City (3)	2,088	$15,611(RMB 98,400)	April 30, 2013

(1)           We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager.

(2)           We lease the offices for our Lianyuangang Branch from an unrelated third party. This lease expired on March 15, 2013, and the annual rent is $4,759. The lease agreement has been renewed to March 14, 2014 with an annual rent of $4,759. The annual rental fee was prepaid on April 10, 2013.

(3)           We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager. Mr. Bin Liu orally agreed to renew the lease pursuant to the same terms.

ITEM 3.                      LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Shareholder Matters

 Our common stock is quoted on the OTC Pink level of the OTC Markets under the symbol “CHLO.” The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2011		2012		2013
	High	Low	High	Low	High	Low
First quarter	$0.18	$0.07	$0.04	$0.02	$0.12	$0.01
Second quarter	$0.14	$0.06	$0.02	$0.01	-	-
Third quarter	$0.06	$0.02	$0.01	$0.0022	-	-
Fourth quarter	$0.07	$0.01	$0.01	$0.0025	-	-

         The last sale price of our common stock as reported on the OTC Markets on May 9, 2013 was $0.02 per share.  As of May 6, 2013, there were approximately 228 record owners of our common stock.

Transfer Agent

The transfer agent for the common stock is Interwest Transfer Co., Inc. The transfer agent’s address is 1981 Murray Holladay Road, Suite 100, Salt lake City, UT 84117, and its telephone number is (801) 272-9294.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In February 2013, we issued 4,500,000 shares of our common stock in connection with the conversion by China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc. a related party, of 450,000 shares of Series B Convertible Preferred Stock. Immediately prior to the conversion, we waived the terms of the January 16, 2013 agreement between our company and CD International Enterprises, Inc. limiting the conversion of those shares, or the exercise Series A warrant held by it, if such conversion or exercise would result in it or its affiliates beneficially owning in excess of 9.99% of our common stock.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, based upon an exemption from registration under Section 3(a)(9) of that act.

On February 5, 2013, we issued and sold a $27,000 principal amount 12% convertible promissory note to Hanover Holding I, LLC (“Hanover") pursuant to the terms of a Securities Purchase Agreement. The note bears interest at the rate of 12% per annum and the principal and all accrued but unpaid interest is due on October 5, 2013.  Hanover is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into shares of our common stock at a variable conversion price equal to a 70% multiplied by the average of the two lowest VWAPs in the 10 trading days prior to the day that Hanover requests conversion. For the purposes of the note, “VWAP" generally means the volume weighted average price of our common stock on the OTC Bulletin Board. The ability of Hanover to convert all or any portion of the note is limited to the extent that (i) the number of shares of our common stock beneficially owned by Hanover and its affiliates and (ii) the number of shares of our common stock issuable upon the conversion of the note would result in the beneficial ownership by Hanover and its affiliates of more than 4.99% of our then outstanding common stock. This provision, however, may be waived by Hanover upon 61 days' notice to us.

If our common stock is chilled for deposit by DTC and/or becomes chilled at any point while the Securities Purchase Agreement remains in effect, an additional 8% discount will be attributed to the initial conversion price. The note also has a “FlexFloor”of per $0.0225 per share (the “Original Floor”). If the closing price of our common stock goes below the Original Floor, the conversion price is subject to further adjustment. For the Original Floor to remain at $0.0225 per share, the closing price of our common stock during the 10 business days be above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the closing price of our common stock does not satisfy those requirements, after the 10 business days, a new floor conversion price is set which is the equivalent of 50% of the lowest closing price in the same 10 business days (the "New Floor"). If the closing price of our common stock is below the New Floor, the closing price of our common stock will, once again, have l0 business days during which the price of the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The price of our stock will then be required to maintain a closing price above the New Floor. If the closing price of our common stock is not above the New Floor for three consecutive trading days in 10 business days after the price has closed below the New Floor, the “Flex Floor” will be eliminated and the conversion price will be determined based upon the VWAP formula described above.

The conversion price is subject to further adjustments in the event we make a major announcement and it contains a provision which is generally referred to as a “ratchet.” If we issue or sell any shares of our common stock or common stock equivalents for no consideration or for a consideration per share less than the conversion price then in effect, the conversion price is then automatically reduced to this lower price. We have the right to prepay the note during the first 90 days at 150% of the principal, accrued interest and any other amounts we may owe the holder under the terms of the note.

We also agreed to refrain from taking certain actions while the note is outstanding, including, making any dividends or other distributions, repurchasing any of our securities, incurring any indebtedness, other than to trade creditors or financial institutions, selling any significant portion of our assets, making any loans not in the ordinary course of business or not in excess of $100,000.

Upon an event of default, all principal and interest becomes immediately due and we begin incurring default interest at the rate of 22% per annum. An event of default includes:

•	failure to pay the note when due,
•	failure to covert the note upon notice from the holder,
•	a breach of any material covenant or other material term,
•	an assignment for the benefit of creditors, a judgment in excess of $50,000, the liquidation or dissolution of our company or the filing by us of bankruptcy,
•	the failure to maintain the quotation of our common stock on the OTCQB level of the OTC Markets,
•	the failure by our company to comply with the requirements of the Securities Exchange Act of 1934,
•	a restatement of our financial statements,
•	a reverse split of our common stock without a 20 day notice,
•	the replacement of our transfer agent, or
•	a cross default with other obligations among other events.

We paid a consulting fee of $2,600 to Equity Capital Investments and legal fees of $1,000 in this transaction.  We are using the net proceeds for working capital.

On February 6, 2013, CD International Enterprises, Inc. assigned certain loans and interest owed by us in the $50,952 to Magna Group LLC (“Magna”). In connection with this assignment, we entered into a Securities Purchase Agreement with Magna pursuant to which we offered and sold a $50,952 principal amount 6% convertible promissory note due on February 6, 2014. We paid consulting fees of $2,038 to Equity Capital Investments, Inc. and legal fees of $1,000 in this transaction.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, based upon an exemption from registration under Section 4(2) of that act. The terms of this note were substantially similar to the terms of the 12% convertible promissory note we entered into with Hanover, expect that the conversion price was equal to a 30% discount from the average of the two lowest VWAPs in the 10 days prior to conversion date.  In February 2013 and March 2013, Magna converted the outstanding principal amount and all accrued and unpaid interest into an aggregate of 2,420,887 shares of our common stock.

In connection with the assignment of the obligations we owed CD International Enterprises, Inc. under the terms of a Convertible Promissory Note Rider Agreement dated February 6, 2013, China Direct Investments, Inc., a subsidiary of CD International Enterprises, Inc., granted Magna a right of first refusal to purchase six promissory notes in the aggregate principal amount of $148,000 representing amounts we owe China Direct Investments, Inc.

On April 8, 2013, the Company and China Direct Investments, Inc. (“CDI") entered into a Convertible Note Agreement, providing for the issuance of the 4% Convertible Note in the principal amount of $82,143. The 4% convertible promissory note and all accrued interest is due on April8, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of four percent (4%) per annum from the due date thereof until the date of issuance. CDI is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 20% discount from the lowest Daily VWAPs in the 10 days prior to the day that CDI requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price").

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

Our Performance

Our revenues for 2012 decreased by $1.7 million, or 7.0%, as compared to 2011.  Our gross profit margin increased to 5.3% in 2012 from 1.8% in 2011. Our operating expenses increased by 36.0% in 2012 to $2.0 million from $1.5 million in 2011. Our loss from operations was decreased by 23.1% in 2012 as compared to 2011. Our net loss in 2012 was $0.8 million as compared to net loss of $1.2 million in 2011.

Our Outlook

Since 2012, affected by the unfavorable factors such as the European debt crisis, the recovery of the global economy and trading market has been very slow and the future remains uncertain. The international ocean freight forwarding market has been negatively impacted, especially by shipping capacity surplus and by the low price of shipping.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. Our sales from the imports business accounted for approximately 9.9% and 5% of our total revenues in fiscal 2012 and 2011, respectively.

In 2012, we have seen a decrease in freight traffic volume and a decrease in our total sales revenues and we face a number of challenges in growing our business, many of which are beyond our control. We also foresee continued competition in the marketplace that may negatively impact our gross profit margin in future periods.

While we believe the future of international ocean freight forwarding market is uncertain and faces huge challenges including continued global economic recovery, we believe we can grow our business in fiscal 2013, both domestically and in our major international markets. We have begun several initiatives in recent quarters to expand our business in an effort to capitalize on what we believe will be stronger areas in both the domestic and international freight forwarding markets.  In January of 2013 we initiated a plan to offer limited domestic trucking services dispatched from our Shanghai headquarters and plan to expand these services initially to clients in close geographic proximity to certain ports we currently service. We have also placed more emphasis on growing our freight forwarding services business to parts of South America.  We see South America as a potential source of growth for our business to the strong overall economic growth in the region coupled with China’s rapidly growing South American trade activity. We have also recently begun to explore plans to establish our own warehouse facility for international and domestic storage and logistics.  We believe this strategy would serve to complement its current international freight forwarding, logistics management, and trucking services.

Restatement of 2011 consolidated financial statements

This report contains restated consolidated financial statements for the year ended December 31, 2011 from those as previously filed our Annual Report on Form 10-K for the year ended December 31, 2011 originally filed on March 28, 2012. As disclosed in our Current Report on Form 8-K as filed on May 13, 2013, we determined that there were errors in our 2011 consolidated financial statements related to understated accounts receivable, net, and advances to suppliers, understated accounts payable and accrued expenses and overstated beginning accumulated deficit. Please see Note 13 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this report which further describes the effect of this restatement.

RESULTS OF OPERATIONS

Sales Revenues

In 2012 the decrease in our sales revenues reflected a minimal decrease in shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. In addition, the minimal decrease in freight traffic volume was coupled with decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during the year of 2012.

Cost of Sales and Gross Profit Margin

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by $2.5 million in 2012 compared to 2011. Our gross margin was 5.3% in 2012 compared with 1.8% in 2011. The improved gross profit margin for the year of 2012 was primarily due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total operating expenses

Operating expenses of $2.0 million in 2012 represent an increase of $0.5 million, or 36.0%, over 2011. The increase in 2012 was primarily due to an increase of $0.6 million in bad debt expense including additional allowances for bad debt on certain outstanding trade receivables and $0.3 million bad debt expense for related party receivables which offset by the bad debt recovery of $0.1 million. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

Total other expense or income, net

Total other income (expenses), net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other expense of $25,916 for the year ended 2012 as compared to net other expenses of $105,029 in 2011.

Corporate IncomeTaxes

Corporate income taxes of $0 in 2012 as compared to $17,670 in 2011 are based upon taxable income in the PRC.  We did not generate revenues in the U.S. in any period, as our U.S. operations consist of solely of corporate and administrative expenses associated with being a public company, stock-based compensation and other non-operating gains and losses.  The resulting net loss carryforward for U.S. tax purposes remains fully reserved with a valuation allowance, thus no income tax benefit is recorded.

Net Loss

As a result of the foregoing, our net loss was $0.8 million in 2012, as compared with $1.2 million in 2011.The decrease in net loss of $0.3 million for 2012 was primarily due to the higher gross margin offset by an increase in bad debt expense as discussed above.

Foreign currency translation gain (loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $47,350 for 2012, as compared to a foreign translation loss $14,490 for 2011. This non-cash gain (loss) had the effect of increasing or decreasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gains (loss), we had comprehensive loss for 2012 of $0.8 million, compared to $2 million for 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At December 31, 2012, we had cash on hand of $2.4 million as compared to $1.4 million at December 31, 2011. These funds are located in financial institutions located in the PRC.

We had a working capital deficit of $0.3 million at December 31, 2012 as compared to working capital  of $0.5 million at December 31, 2011, an increase in the working capital deficit of $0.8 million or 166%. The increase in the working capital deficit was primarily attributable to a decrease in accounts receivable due to an increase in our allowance for doubtful accounts of approximately $0.9 million and the collection of outstanding accounts receivable balances a decrease in amounts due from related parties of approximately $0.6 million partially due to the write off uncollectable amounts due from a related party of $0.3 million, and a decrease in other receivables, net of $0.2 million, offset by an increase in cash of $1.0 million and a decrease in accounts payable of $0.5 million, a decrease in accrued expenses and other current liabilities of $0.2 million, a decrease in advances from customers of $0.2 million and a decrease in due to related parties of $0.3 million.

While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any external sources of liquidity or commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.In addition, the terms of the 12% convertible promissory note due in October 2013 restrict our ability to enter into certain transactions.

The number of days’ sales outstanding of gross accounts receivable as of December 31, 2012 was 80 days, as compared to 63 days as of December 31, 2011.

From time to time, we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.3 million and $0.6 million at December 31, 2012 and 2011, respectively, are reflected in other receivables.

 Due from related parties were $0 and $0.6 million at December 31, 2012 and 2011, respectively. Due from related parties of $0.6 million in 2011 consisted of unsecured, non-interest bearing advances to Tianjin Sincere Logistics Co., Ltd. of $0.2 million,Shandong Huibo Import & Export Co., Ltd. of $0.4 million and Langyunbu of $0.1 million. These advances were payable on demand.

Accounts payable - trade decreased by $0.8 million primarily due to payments for previously accrued freight costs to shippers.

Accrued expense and other current liabilities decreased by $0.2 million due to the payment of these liabilities in the normal course of business.

We engage in a number of transactions with related parties. Due to related parties represents amounts advanced for working capital, and amounts due our financial consultant, CD International Enterprises, Inc. for legal and accounting fees paid by them on our behalf and promissory notes for amounts lent to us for working capital.  Due to related parties decreased 22% at December 31, 2012 from December 31, 2011, primarily as a result of repayments of $0.1 million.

Cash Flow Analysis

  Net cash provided by operating activities in 2012 amounted to $1.0 million compared to $0.2 million in 2011.  The increase in net cash provided by operating activities in 2012 was primarily due to a $1.8 million decrease in accounts receivable due to collections on outstanding accounts receivable balance, offset by $0.5 million decrease in accounts payable due to payments on account for accrued freight costs.

 Net cash provided by investing activities for 2012 amounted to $0.3 million as compared to net cash used in investing activities of $7,827 in 2011; the increase of cash provided by investing activities is mainly due to the repayment of advance due from related parties of $0.3 million.

 Net cash used in financing activities was totaled of $0.3 million in 2012, compared to $0.1 million in 2011.

We maintain cash balances in the United States and China. At December 31, 2012 and December 31, 2011, our cash by geographic area was as follows:

	December 31, 2012		December 31, 2011
United States	$-	0%	$22,256	1.6%
China	2,414,507	100%	1,374,640	98.4%
	$2,414,507	100%	$1,396,896	100%

All of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.4 million at December 31, 2012 has been converted based on the exchange rate as of December 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods.  The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing increase in our allowance for doubtful accounts of $0.9 million and bad debt expense of $0.8 million. Bad debt expense was offset by $0.1 million of bad debt recovery

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2012 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Due to related parties	$1,051	$1,051	$-	$-	$-
Operating lease obligations	76	66	10	-	-
Total	$1,127	$1,117	$10	$-	$-

(1)	Due to related parties includes $410,078 of loans and related interest due to CD International Enterprises, Inc. which currently due on demand.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our consolidated financial statements beginning on page F-1 of this annual report.

ITEM 9                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 15, 2013, we were informed by our independent registered public accounting firm, Sherb & Co., LLP ("Sherb"), that it has combined its practice with RBSM LLP effective January 1, 2013. As a result of the combination and upon notice by Sherb to us, on that date Sherb in effect resigned as our independent registered public accounting firm and RBSM LLP became our independent registered public accounting firm. The engagement of RBSM LLP as our independent registered public accounting firm was ratified and approved by the Board of Directors on February 8, 2013.

The principal accountant's reports of Sherb on our financial statements as of and for the two years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. During the two years ended December 31, 2011 and 2010 and through the date of the Current Report on Form 8-K which we filed with the SEC disclosing the change of auditors, there were no disagreements with Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Sherb's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the two years ended December 31, 2011 and through the date of the Current Report on Form 8-K, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K. During the two years ended December 31, 2011 and through the date of the Current Report on Form 8-K, we did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

During 2012, we continued to rely on CD International Enterprises, Inc., a related party and our corporate management services provider, to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The majority of CDInternational Enterprises, Inc.’s accounting staff is bilingual and capable of translating financial statements and schedules from Chinese to English, as well as reviewing detailed trial balances and other financial information to ensure that U.S. GAAP has been properly applied. We expect to continue to be materially dependent upon CD International Enterprises, Inc., or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. In addition, subsequent to the date of management’s evaluation for the period covered by our report, in May 2013, we were required to restate our 2011, 2010 and 2009 consolidated financial statements to correct an error in those financial statements related to the understatement of an accounts receivable and overstatement of certain liabilities.

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

In light of this significant deficiency, we performed additional analyses and procedures  in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP.  Accordingly, management believes that despite the material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Positions
Wei Chen	43	Chairman of the Board, Chief Executive Officer, President and Treasurer
Hui Lui	51	Director, Chief Executive Officer of Shandong Jiajia
Yuan Huang	41	Chief Financial Officer

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

Board oversight in risk management

Our Chief Executive Officer also serves as Chairman of the Board of Directors and we do not have a lead director.  In the context of risk oversight, we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, which our company faces. Because our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2012 and 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 7 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wei Chen(1)	2012	28,920	-	13,500	-	-	-	-	42,420
	2011	28,336	-	-	-	-	-	-	28,336

(1)           Mr. Chen is our Chief Executive Officer. Stock awards in 2012 represents 5,000,000 shares of our common stock granted to him in January 2013 as 2012 compensation. The amount of compensation paid to Mr. Chen excludes rent expense paid to him in 2012 of $47,594 and in 2011 of $66,756.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Wei Chen	-	-	-	-	-	-	-	-	-

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Neither Mr. Chen nor Mr. Lui received any compensation specifically for their services as a director in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

At May 6, 2013, we had 58,429,090 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of May 6, 2013 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Wei Chen	16,762,500	28.7%
Hui Lui	1,312,500	2.2%
Yuan Huang	-	-
All officers and directors as a group (three persons)	18,075,000	30.9%

        1           The number of shares beneficially owned by Mr. Chen includes 7,000,000 shares held of record by his wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:	0	n/a	n/a
Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We lease approximately 7,008 square feet of office space from Mr. Wei Chen, our Chairman and CEO, which serves as our principal executive offices. During 2012 we paid Mr. Chen $47,594 in lease expense.

We lease approximately 1,026 square feet of office space from Mr. Xiangfen Chen, which serves as our Xiamen branch office. Mr. Chen is the General Manger of this branch. During 2012 we paid Mr. Chen $1,734 in lease expense.

We also lease approximately 2,088 square feet of office space from Mr. Bin Liu, which serves as our Tianjin branch office. Mr. Liu is the General Manger of this branch.  During 2012 we paid Mr. Liu $15,611 in lease expense.

From time to time we have advanced funds to related parties for working capital purposes.  The advances are unsecured, non-interest bearing and payable on demand. At December 31, 2012, Langyunbu, which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia, owed us $0, net of repayments of $65,307 during 2012.

At December 31, 2012, Tianjin Sincere Logistics Co., Ltd., which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia, owed us $0, net of repayments of $199,204 during 2012.

        Historically we advanced funds to Shandong Huibo Import & Export Co., Ltd. (“Shandong Huibo”), a 24.3% shareholder in Shandong Jiajia, for working capital purposes. The advance was unsecured, non-interest bearing and payable on demand.  At September 30, 2012 Shandong Huibo owed us $321,652, net of repayments of $47,431.  During the fourth quarter of 2012, we recorded bad debt expense of $318,487 because Shandong Huibo ceased the operation during April 2012. Through December 2012, we attempted to collect the amounts due from Shandong Huibo and in December 2012 the advance due from Shangdong Huibo was deemed uncollectible. As of December 31, 2012, as a result of this write-off, Shangdong Huibo owed us $0.

In addition, from time to time we obtain advances from related parties for working capital purposes. These amounts are non-interest bearing and due on demand. At December 31, 2012 these due to related parties included:

•           $72,509 due to Mr. Xiangfen Chen, the general manager of Xiamen branch

•           $194,949 due to Mr. Bin Liu, the general manager of Shandong Jiajia’s Tianjin branch.

•           $177,137 due to Tianjin Sincere Logistics Co., Ltd., a company of which Mr. Hui Liu is a 90% owner

•           $410,078 due to CD International Enterprises, Inc.

•           $47,611 due to Shang Jie, the general manager of Qingdao branch

•           $2,671 due to Lianyungang Shunbo International Freight Ltd., a company owned by Shunhua Jiang, the Spouse of Shouliu Tang, the general manager of Lianyungang branch

•           $145,982 due to Lianyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief
Executive Officer of Shandong Jiajia.

Director Independence

Neither of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP and Sherb & Co., LLP for 2012 and 2011.

	2012	2011

Audit Fees	$93,000	$133,753
Audit-Related Fees	-	-
Tax Fees	8,000	58,496
All Other Fees	-	-
Total	$101,000	$192,249

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 and 2011 were pre-approved by the entire Board of Directors.

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

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on September 27, 2006).
3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on January 7, 2008).
3.5	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to the definitive Information Statement on Schedule 14C as filed with the SEC on February 14, 2008).
3.6	Bylaws (Incorporated by reference to registration statement on from 10-SB, SEC File No. 0-31497, as filed with the SEC on September 11, 2000, as amended).
4.1	Form of common stock purchase warrant issued in the 2008 unit offering (Incorporated by reference to Current Report on Form 8-K as filed with the SEC on April 24, 2008).
4.2	6% Convertible Promissory Note dated February 6, 2013 in the principal amount of $50,952.50 due Magna Group LLC *
4.3	Convertible Promissory Note dated February 5, 2013 in the principal amount of $27,000 due Hanover Holdings I, LLC*
4.4	Convertible Note dated April 8, 2013 in the principal amount of $82,000 due China Direct Investments, Inc*
10.1	Acquisition Agreement dated as of December 31, 2007 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. HuiLui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on January 7, 2008).
10.2
Amendment to Acquisition Agreement as of January 28, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. HuiLui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on January 31, 2008).

10.3
Amendment to Acquisition Agreement as of March 13, 2008 between MediaREADY, Inc., Shandong Jiajia International Freight & Forwarding (Logistics Co.) Ltd. and Messrs. HuiLui and Wei Chen (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on March 18, 2008).

10.4	Form of subscription agreement for 2008 unit offering (Incorporated by to reference to Current Report on Form 8-K as filed with the SEC on April 14, 2008).
10.5
Lease Agreement dated June 1, 2011 between Wei Chen and Shandong Jia Jia International Freight & Forwarding ,Ltd.(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.6
Office Lease Contract dated January 26, 2011 between Sinochem International Information Company, Qingdao Branch (On behalf of China Foreign Economic and Trade Trust Limited Company) and Shandong Jiajia International Freight & Forwarding ,Ltd(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.7
Rental Agreement dated March 25, 2011between Yonggan Fan and Shandong Jia Jia International Freight & Forwarding ,Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.8
Lease Agreement dated December 31, 2011 between Xiangfen Chen and Shandong Jia Jia International Freight & Forwarding, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).

10.9	Promissory Notes due China Direct Investments, Inc. including note extension .(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.10	Employment Agreement dated October 12, 2011 between China Logistics Group, Inc. and Yuan Huang .(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011).
10.11	Convertible Promissory Note Rider Agreement dated February 6, 2013 by and between Magna Group, LLC and China Direct Investments, Inc.*
10.12	Securities Purchase Agreement dated February 5, 2013 by and between China Logistic Group, Inc. and Hanover Holdings I, LLC *
10.13	Lease Agreement dated March 14, 2013 between Wei Chen and Shandong Yonggan Fan and Shangdong Jiajia International Freight & Forwarding,Ltd.*
10.14	Lease Agreement dated May 10, 2012 between Xinhuajin Group Qingdao Jindi Industry Co., Ltd. and Shangdong Jiajia International Freight &Forwarding,Ltd.*
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

16.1	Letter dated February 11, 2013 from Sherb & Co., LLP (Incorporated by reference to the Current Report on Form 8-K as filed on February 12, 2013).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
23.1	Consent of Sherb & Co., LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*  Filed herewith

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Logistics Group, Inc.
Date: May 15, 2013	By: /s/ Wei Chen
Wei Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Wei Chen Wei Chen	Chief Executive Officer, Chairman of the Board of Directors, President, Treasurer principal executive officer	May 15, 2013

/s/ Hui Lui Hui Lui	Director	May 15, 2013

/s/ Yuan Huang Yuan Huang	Chief Financial Officer, principal financial and accounting officer	May 15, 2013

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F - 2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2012 and 2011	F - 4

Consolidated Statements of Operations and Comprehensive Income (Loss):
For the Years Ended December 31, 2012 and 2011	F - 5

Consolidated Statements of Shareholders' Deficit:
For the Years Ended December 31, 2012 and 2011	F - 6

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2012 and 2011	F - 7

Notes to Consolidated Financial Statements	F - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheet of China Logistics Group, Inc and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Logistics Group, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of approximately $20,247,000. The Company has experienced recurring losses, has incurred a net loss for the year ended December 31, 2012 of approximately $837,000 and has negative working capital at December 31, 2012 of approximately $306,000. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP
New York, New York
May 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
China Logistics Group, Inc.

We have audited the accompanying consolidated balance sheet of China Logistics Group, Inc and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Logistics Group, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Sherb and Co. LLP
New York, New York
March 27, 2012, except for Note 12, as to which the date is May 10, 2013

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash	$2,414,507	$1,396,896
Note receivable	7,935	-
Accounts receivable, net of allowance of $3,818,209 and $2,884,655	1,277,741	3,407,307
Other receivables, net	349,093	583,008
Advance to vendors and other current assets	57,869	24,356
Due from related parties	-	630,465

Total current assets	4,107,147	6,042,032

PROPERTY AND EQUIPMENT, NET	64,862	37,674

Total assets	$4,172,007	$6,079,706

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade	$2,636,667	$3,100,660
Accrued expenses and other current liabilities	423,241	630,353
Advances from customers	302,042	485,102
Due to related parties	1,050,937	1,350,743
Tax payable	357	10,267

Total current liabilities	4,413,244	5,577,125

Total liabilities	4,413,244	5,577,125

SHAREHOLDERS' EQUITY (DEFICIT):
China Logistics Group, Inc. shareholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - $.001 par valye 1,295,000 shares authorized; 450,000 shares issued and outstanding at at December 31, 2012 and 2011,respectively	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 and 41,508,203 shares issued and outstanding at December 31, 2012 and 2011, respectively	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(20,247,282)	(19,763,182)
Accumulated other comprehensive loss	(94,549)	(141,899)
Total China Logistics Group, Inc. shareholders' equity	337,108	773,857
Non-controlling interest	(578,344)	(271,276)

Total shareholders' equity (deficit)	(241,237)	502,581

Total liabilities and shareholders' equity (deficit)	$4,172,007	$6,079,706

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended Decemnber 31,
	2012	2011
		(As Restated)
Sales	$23,133,394	$24,869,518

Cost of sales	21,914,116	24,431,175

Gross profit	1,219,278	438,343

Operating expenses:
Selling, general and administrative	1,131,035	1,174,438
Bad debt - related party	318,487	-
Bad debt expense	580,500	318,195

Total operating expenses	2,030,022	1,492,633

Loss from operations	(810,744)	(1,054,290)

Other income (expenses):
Other income (expense)	(30,467)	(104,467)
Interest income (expense)	4,551	(562)

Total other expenses	(25,916)	(105,029)

Loss before income taxes	(836,660)	(1,159,319)

Provision for income taxes	-	17,670

Net loss	(836,660)	(1,176,989)

Less: net loss attributable to the non-controlling interest	(352,560)	(501,953)

Net loss attributable to China Logistics Group, Inc.	$(484,100)	$(675,036)

Comprehensive loss:
Net loss	$(836,660)	$(1,176,989)
Foreign currency translation adjustments	47,350	(14,490)
Comprehensive loss	(789,310)	(1,191,479)
Less: net loss attributable to the noncontrolling interest	(352,560)	(501,953)
Comprehensive loss attributable to China Logistics Group, Inc.	$(436,750)	$(689,526)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic	41,508,203	41,508,203
Diluted	41,508,203	41,508,203

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years ended December 31, 2012 and 2011

							Accumulated
					Additional		Other
	Preferred B Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total

Balance December 31, 2010 (As Restated)	450,000	$450	41,508,203	$41,508	$20,636,980	$(19,088,146)	$(127,408)	$244,596	$1,707,980

Net loss	-	-	-	-	-	(675,036)	-	(501,953)	(1,176,989)

Unrealized loss on foreign currency translation adjustment	-	-	-	-	-	-	(14,491)	(13,919)	(28,410)

Balance December 31, 2011 (As Restated)	450,000	450	41,508,203	41,508	20,636,980	(19,763,182)	(141,899)	(271,276)	502,581

Net loss	-	-	-	-	-	(484,100)	-	(352,560)	(836,660)

Unrealized gain on foreign currency translation adjustment	-	-	-	-	-	-	47,350	45,492	92,842

Balance December 31, 2012	450,000	$450	41,508,203	$41,508	$20,636,980	$(20,247,282)	$(94,549)	$(578,344)	$(241,237)

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(836,660)	$(1,176,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	6,697	13,229
Bad debt	888,970	255,712
Changes in operating assets and liabilities:
Notes receivable	142,780	-
Accounts receivable	1,761,410	(658,467)
Prepaid expenses and other current assets	-	-
Other receivables	42,210	434,698
Advance to vendors and other current assets	(33,305)	323,053
Accounts payable	(489,126)	831,503
Accrued expenses and other current liabilities	(211,561)	164,506
Taxes payable	(9,991)	(4,886)
Advances from customers	(186,933)	19,046

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,074,491	201,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(34,992)	(15,782)
Proceeds from disposal of property plant and equipment	1,426	-
Collection of due from related parties	316,868	63,413
Due from related parties	-	(55,458)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	283,302	(7,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of due to related parties	(307,375)	(429,567)
Due to related parties	-	341,642

NET CASH USED IN FINANCING ACTIVITIES	(307,375)	(87,925)

EFFECT OF EXCHANGE RATE ON CASH	(32,806)	(18,605)

NET INCREASE IN CASH	1,017,611	87,048

CASH - beginning of year	1,396,896	1,309,848

CASH - end of year	$2,414,507	$1,396,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$9,911	$23,843

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

On December 31, 2007, we entered into an acquisition agreement with Shandong Jiajia International Freight and Forwarding Co., Ltd. (“Shandong Jiajia”) and its sole shareholders Messrs. Hui Liu and Wei Chen, through which we acquired a 51% interest in Shandong Jiajia. The transaction was accounted for as a capital transaction, implemented through a reverse recapitalization.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $20,247,000 and a negative working capital at December 31, 2012 of approximately $306,000. The Company has incurred net losses of approximately $837,000 and $1,177,000 for the years ended December 31, 2012 and 2011, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain any necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted at this time.

These matters raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements for the year ended December 31, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

We adopted the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

ASC 825-10 “Financial Instruments" allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

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

Significant estimates for the periods reported include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.    Assumptions and estimates employed in these areas can be material to our reported financial condition and results of operations.  Actual results could differ from these estimates. Significant estimates for the years ended December 31, 2012 and 2011 include the allowance for doubtful accounts on accounts receivable, the useful life of property and equipment, and assumptions used in assessing impairment of long-term assets.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the PRC.  In accordance with ASC 830-20-35, assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Gains and losses resulting from the translation of local currency financial statements into U.S. dollars are reflected in other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	December 31, 2012	December 31, 2011
Period end RMB: U.S. dollar exchange rate	6.3011	6.3523
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.3034	6.4544

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Accounts Receivable

 Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The allowance for doubtful accounts totaled $3,818,209 and $2,884,655 at December 31, 2012 and 2011, respectively.

Advances to Vendors and Other Current Assets

Advances to vendors and other current assets consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors totaled $57,871 and $24,356 at December 31, 2012 and 2011, respectively.

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the years ended December 31, 2012 and 2011.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue as shipments are completed and customers take delivery of goods, in compliance with the related contract and our revenue recognition policy. Advances from customers totaled $302,042 and $485,102 at December 31, 2012 and 2011, respectively.

Stock Based Compensation

We account for equity-based compensation issued to employees by measuring the grant-date fair value of the securities issued to employees and recognize the associated compensation cost in the consolidated financial statements over the period during which the employees are required to provide services.

Basic and Diluted Loss per Share

Pursuant to ASC Subtopic 260-10-45, basic loss per common share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Dilutedloss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, and shares issuable upon conversion of Series B convertible preferred stock. These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31,	December 31,
	2012	2011
Warrants	31,558,500	31,558,500
Series B convertible preferred stock	4,500,000	4,500,000
Total	36,058,500	36,058,500

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Concentration of Credit Risk

The Company's operations are carried out in the People’s Republic of China (“PRC") Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At December 31, 2012, we had deposits of $2,414,544 in banks in the PRC.  In the PRC, there is no federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through December 31, 2012.

Revenue Recognition

We provide freight forwarding services generally under contract with our customers.  Our business model involves placing our customers’ freight on prearranged contracted transport.  Our revenue recognition policy is in accordance with the guidance of FASBASC 605, “Revenue Recognition.”  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.
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

Comprehensive Income

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for 2012 and 2011 included net loss and foreign currency translation adjustments.

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

Income Taxes

 We account for income taxes in accordance with ASC 740, “Income Taxes.”  ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability that we will generate sufficient taxable income to be able to realize the future benefits indicated by the deferred tax assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on anentity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have amaterial effect on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 - OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, payable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011

Advances receivable	$270,780	$427,590
Legal deposit	-	31,488
Deferred expense	58,383	51,331
Other	19,930	72,599
	$349,093	$583,008

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consisted of the following:

	Useful Lives	December 31, 2012	December 31, 2011
Computer equipment	4 years	$53,900	$54,045
Furniture and equipment	4-5 years	147,165	112,089
		201,065	166,134
Less: accumulated depreciation		(136,203)	(128,460)
		$64,862	$37,674

For the years ended December 31, 2012, and 2011, depreciation expense totaled $6,697 and $13,229, respectively.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of i)non-interest bearing advances from unrelated third parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accrued expenses and other current liabilities at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Advances payables	$273,994	$494,905
Accrued expenses	97,276	84,101
Accrued salaries	51,971	51,347
	$423,241	$630,353

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at December 31, 2012 and 2011.

In December 2007, we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008, holders of the Series B Convertible Preferred Stock converted 845,000 shares of the Series B Convertible Preferred Stock into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. remained outstanding at December 31, 2012 and 2011. In February 2013, the Company issued 4,500,000 shares of its common stock in connection with the conversion of 450,000 shares of Series B Convertible Preferred Stock.

Common Stock Purchase Warrants

        A summary of our common stock purchase warrant activity during 2012 and 2011 is as follows:

	Number of shares underlying warrants	Weighted average exercise price	Weighted average contractual life
Outstanding at December 31, 2010	33,561,000	$ 0.21	2.20
Granted	-	-	-
Expired	(2,002,500)	-	-
Outstanding at December 31, 2011	31,558,500	$0.20	1.33
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2012	31,558,500	$0.20	0.33

The common stock purchase warrants outstanding at December 31, 2012 and 2011 include 31,558,500 warrants issued in connection with the 2008 Unit Offering.  These warrants are currently exercisable at $0.20 per share and expired on April 30, 2013.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

NOTE 7 – RELATED PARTY TRANSACTIONS

Due from related parties

At December 31, 2012 and 2011, due from related parties consisted of the following;

	December 31, 2012	December 31, 2011
Due from Shandong Huibo Import & Export Co., Ltd.	$-	$365,918
Due from Tianjin Sincere Logistics Co., Ltd	-	199,240
Due from Langyunbu	-	65,307
	$-	$630,465

Due from related parties were $0 and $630,465 at December 31, 2012 and 2011, respectively.  Shandong Huibo Import & Export Co., Ltd. is a 24.3% shareholder in Shangdong Jiajia. Tianjin Sincere Logistics Co., Ltd, and Lianyunbu are the entities affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia.

At December 31, 2012, Langyunbu, which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia, owed us $0, net of repayments of $65,307 during 2012.

At December 31, 2012, Tianjin Sincere Logistics Co., Ltd., which is an entity affiliated with Bin Liu, the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd., owed us $0, net of repayments of $199,240 during 2012.

During the year ended December 31, 2012, the Company recorded bad debt expense of $318,487 for the balance of due from Shandong Huibo Import & Export Co., Ltd. (“Shandong Huibo”), a 24.3% shareholder in Shandong Jiajia. The Company collected $47,431 from Shangdong Huibo during 2012. Shandong Huibo ceased the operation during April 2012and the advance to Shangdong Huibo was deemed uncollectible.

From time to time, the Company advances funds to Langyubu, an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajiafor working capital purposes. These advanced bear no interest, are unsecured and due on demand.

Due to related parties

At December 31, 2012 and 2011, due to related parties consisted of the following:

	December 31, 2012	December 31, 2011
Due to Xiangfen Chen	$72,509	$87,667
Due to Bin Liu	194,949	296,872
Due to Tianjin Sincere Logistics Co., Ltd.	177,137	561,062
Due to Shunbo International Freight Ltd.	2,671	-
Due to Lianyunbu	145,982	-
Due to Shang Jing	47,611	-
Loans and interest due to CD International Enterprises, Inc.	410,078	405,142
	$1,050,937	$1,350,743

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Langyunbu, which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia,

Shang Jing is the general manager of Shandong Jiajia Qingdao Branch.

Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

Lianyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes.

Lianyungang Shunbo International Freight Ltd. is a company owned by Shunhua Jiang, the Spouse of Shouliu Tang, the general manager of Lianyungang branch

The amounts due to CD International Enterprises, Inc. as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDI on our behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrue interest at 4% annually and were due at various dates in 2012. In 2013, CD International Enterprises, Inc. assigned certain loans and interest to third parties and these notes were exchanged for convertible notes pursuant to a securities purchase agreements (see Note 11 – Subsequent Events)

NOTE 8 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary differences from the deduction of depreciation and related expenses for income tax purposes as compared to financial statement purposes are dependent upon future earnings.

Effective January 1, 2008, the Company's subsidiaries in China are governed by the Enterprise Income Tax Law of the People’s Republic of China and local income tax laws (the "PRC Enterprise Income Tax Law"). Pursuant to the PRC Enterprise Income Tax Law, our Chinese subsidiary is considered a Resident Enterprise and is subject to tax at a statutory rate of approximately 25% for the calendar year ended December 31, 2012 and 2011.

The components of loss before income tax and non-controlling interest consist of the following:

	Year Ended December 31,
	2012	2011
		(As Restated)
US Operations	$(117,149)	$(152,594)
Chinese Operations	(719,511)	(1,006,725)
	$(836,660)	$(1,159,319)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011
US Operations	$-	$-
Chinese Operations	-	17,670
	$-	$17,670

The table below summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2012	2011
		(As Restated)
Income tax provision (benefit) at Federal statutory rate of 34%	$(285,000)	$(394,000)
State income taxes, net of Federal Benefit	(33,000)	(46,000)
U.S. tax rate in excess of PRC statutory rate of 25%	94,000	131,000
(Decrease) Increase in valuation allowance	224,000	326,000
Tax provision (benefit)	$-	$17,000

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

The Company has net operating loss (“NOL carryforwards for United States income tax purposes at December 31, 2012 of approximately $2,632,000, which expire through the year 2032. The utilization of the Company’s NOL’s may be limited in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code. In addition to NOL’s for the Company’s US operations, the Company has NOL’s for their PRC operations totaling approximately $1,700,000 as of December 31, 2012 which will expire if not utilized by the Company within five years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The deferred tax assets of the Company’s U.S. parent, China Logistics Group, Inc., and its PRC subsidiary, are included below and have been fully reserved with a valuation allowance as management has concluded that it is more likely than not that it will fail to generate sufficient taxable income in the future to utilize these deferred tax assets.  In addition, management has determined that the acquisition of 51% of Shandong Jiajia may have limited the utilization of the Company’s NOL carryforward for U.S. Federal and State income tax purposes, due to a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
		(As Restated)
Federal net operating loss carryforward	$894,000	$855,000
State net operating loss carryforward	105,000	101,000
PRC net operating loss carryforward	437,000	256,000
	1,436,000	1,212,000
Valuation allowance	(1,436,000)	(1,212,000)
	$-	$-

We periodically reassess the validity of our conclusions regarding uncertain income tax positions to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. The impact of this reassessment for the years ended December 31, 2012 and 2011 did not have any impact on our results of operations, financial conditions or liquidity.  We have concluded that we have not taken any uncertain tax positions on any of our open income tax returns that would materially distort our financial statements.

NOTE 9 – FOREIGN OPERATIONS

The table below presents information by regions for the years ended December 31, 2012 and 2011:

December 31, 2012	Sales	Assets
United States	$-	$-
PRC	23,133,394	4,172,009
	$23,133,394	$4,172,009
December 31, 2011 (As Restated)
United States	$-	$22,257
PRC	24,869,518	6,057,449
	$24,869,518	$6,079,706

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rent expense from our office leases for 2012 and 2011 was $97,450 and $108,576, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.  The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2013 and thereafter:

Period	Total
Period ended December 31, 2013	$66,122
Thereafter	9,521
$75,643

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011 which serves as our principal executive offices under a lease which expires on May 31, 2013.  Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,966) per month in rent. We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,859) per month in connection with this lease. We plan on renewing the lease pursuant to the same term.

Previously, our China headquarters occupied approximately 2,368 square feet of leased office space in Qingdao, China, which was leased from an unrelated third party under a lease expiring on January 31, 2012 at an annual rental obligation of RMB 223,234 (approximately $33,823). In May 2012, we relocated our China headquarters office to 20 HongKongZhong Road, Golden Plaza, North Mansion, Suite 607, Qingdao, China.The new headquarters occupies approximately 1,830 square feet which is leased from an unrelated third party under a lease expiring on May 9, 2014. The annual rent of first year is approximately $24,610 (RMB 155,124), including property management fee $12,305 (RMB77, 562). The annual rent for the second year is approximately $25,590 (RMB 161,328), including the management fee which is approximately $12,791 (RMB 80,664).

We also rent various office spaces throughout China as set forth in the following table. The U.S. dollar amounts have been estimated based on current exchange rates.

Location	Approximate Square Feet	Annual Rent	Expiration of Lease
Xiamen Branch, Xiamen City, Fujian Province (1)	1,026	$1,713(RMB 10,800)	December 31, 2013
Lianyuangang Branch, Lianyuangang City, Jiangsu Province (2)	1,184	$4,759(RMB 30,000)	March 14, 2014
Tianjin Branch, Tianjin City (3)	2,088	$15,611(RMB 98,400)	April 30, 2013

(1)           We lease the offices for our Xiamen Branch from Mr. Xiangfen Chen, its General Manager.

(2)           We lease the offices for our Lianyuangang Branch from an unrelated third party. This lease expired on March 15, 2013, and the annual rent is $4,759. The lease agreement has been renewed to March 14, 2014 with an annual rent of $4,759. The rental fee is paid monthly.

(3)           We lease the offices for our Tianjin Branch from Mr. Bin Liu, its General Manager. We plan on renewing the lease pursuant to the same terms.

NOTE 11 – SUBSEQUENT EVENTS

On January 3, 2013, the Board of Directors of the Company issued 10,000,000 shares of its unregistered common stock, par value $0.001 per share to Mr. Wei Chen, the Company’s Chief Executive Officer. Of these shares, 5,000,000, valued at $15,000 as of the market price, were for Mr. Chen’s compensation as the Company’s CEO during its fiscal year 2012, and 5,000,000 are for his compensation as the Company’s CEO for services to be provided during its fiscal year 2013.

In February 2013, the Company issued 4,500,000 shares of its common stock in connection with the conversion of 450,000 shares of Series B Convertible Preferred Stock.

On February 5, 2013, the Company and Hanover Holding I, LLC (“Hanover”) entered into a Securities Purchase Agreement, providing for the issuance of the 12% Convertible Promissory Note in the principal amount of $27,000. The 12% convertible promissory note and all accrued interest is due on October 5, 2012. Any amount of principal or interest on thisNote which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the duedate thereof until the note s paid. Hanover is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 70% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price").

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

The Note has a Flex Floor at $0.0225 (the “Original Floor”).If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor.If the stock is unable to meet these requirements after these 10 business days, a New Floor is setequivalent to 50% ofthe lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor.The stock will have to continue to maintain a price above the New Floor. If the price is unable to close abovethe New Floor for three consecutive trading days in 10 business days after the price hasdipped, the Flex Floor will be eliminated.If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. The Company determined that the conversion feature of the 12% convertible promissory note represents an embedded derivative since the noteis convertible into a variable number of shares.  Accordingly, the 12% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 5, 2013, the fair value of this derivative instrument shall be recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts will be recorded as a component of other income/(expense) in the consolidated statements of operations.

On February 6, 2013, CD International Enterprises, Inc. assigned certain loans and interest it is owed by the Company amounting to $50,952 to Magna Group LLC (“Magna”). In connection with this assignment, the Company and Magna entered into a Securities Purchase Agreement, providing for the issuance of the 6% Convertible Promissory Note in the principal amount of $50,952. The 6% convertible promissory note and all accrued interest is due on February 6, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 30% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). Magna will have a one-time Conversion Price to be used upon the first conversion of the Note that is equal to a price which is a 30% discount from the lowest Daily VWAP in the 10 days prior to the day that Magna requests conversion. The Note has a Flex Floor at $.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is setequivalent to 50% ofthe lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor.The stock will have to continue to maintain a price above the New Floor. If the price is unable to closeabovethe New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. In February 2013, the entire outstanding principal amount and all accrued and unpaid interest was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively. The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the 5% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 6, 2013, the fair value of this derivative instrument shall be recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts will be recorded as a component of other income/ (expense) in the consolidated statements of operations.

On April 8, 2013, the Company and China Direct Investments, Inc. (“CDI”) entered into a Convertible Note Agreement, providing for the issuance of the 4% Convertible Note in the principal amount of $82,143. The 4% convertible promissory note and all accrued interest is due on April 8, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of four percent (4%) per annum from the due date thereof until the date of issuance. CDI is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 20% discount from the lowest Daily VWAPs in the 10 days prior to the day that CDI requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price").

NOTE 12 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of December 31, 2011 and for the year ended December 31, 2011. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s consolidated balance sheet at December 31, 2011 and the statement of operations and comprehensive income (loss), statement of changes in stockholders’ equity (deficit), and statement of cash flows for the year ended December 31, 2011 has been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements is shown in the tables as follows:

Condensed consolidated Balance Sheet:	December 31, 2011
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	3,393,631	13,676	(a)(b)	3,407,307
Other receivables, net	598,750	(15,742)	(a)(b)	583,008
Advance to vendors and other prepaid expenses	-	24,356	(a)(b)	24,356
Total current assets	6,019,742	22,290		6,042,032
Total Assets	$6,057,416	$22,290		$6,079,706

Accounts payable - trade	3,574,287	(473,627)	(a)(b)	3,100,660
Accrued expenses and other current liabilities	789,070	(158,717)	(a)(b)	630,353
Total Current Liabilities	6,209,469	(632,344)		5,577,125
Total Liabilities	6,209,469	(632,344)		5,577,125

Stockholders’ Equity (Deficit):
Accumulated deficit	(20,218,197)	37,178	(a)
		417,837	(b)	(19,763,182)
Accumulated other comprehensive loss	(144,033)	(1,984)	(a)
		4,118	(b)	(141,899)
Total China Logistics Group, Inc. shareholders' equity	316,708	457,149	(a)(b)	773,857
Non-controlling interest	(468,761)	92,342	(a)	(271,276)
		105,143	(b)
Total shareholders' equity (deficit)	(152,053)	654,634		502,581
Total Liabilities and Stockholders’ Equity (Deficit)	$6,057,416	$22,290		$6,079,706

(a)	To adjust for the understatementof accounts receivable, net, advances to suppliers and accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009 and 2010.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):	For the Year ended December 31, 2011
	As Previously Reported	Adjustments to Restate		As Restated
Sales	$24,869,518	$-		$24,869,518
Cost of sales	24,369,914	61,261	(a)	24,431,175
Gross profit	499,604	(61,261)		438,343
Operating expenses:
Selling, general and administrative	1,113,524	60,914	(a)	1,174,438
Bad debt expense	571,794	(253,599)	(a)	318,195
Total operating expense	1,685,318	(192,685)		1,492,633
Loss from operations	(1,185,714)	131,424		(1,054,290)
Net loss	(1,308,413)	131,424		(1,176,989)
Less: net loss attributable to the non-controlling interest	596,199	(94,246)	(a)	501,953
Net (loss) income attributable to China Logistics Group, Inc.	$(712,214)	$37,178		$(675,036)

Comprehensive Income (Loss):
Net loss	$(1,308,413)	$131,424		$(1,176,989)
Foreign currency translation (loss) gain	(12,506)	(1,984)		(14,490)
Comprehensive Loss	$(1,320,919)	$129,440		$(1,191,479)

Earnings (loss) per common share:
Basic	$(0.02)	$-		$(0.02)
Diluted	$(0.02)	$-		$(0.02)

(a)	To adjust for the understatementof accounts receivable, net, advances to suppliers and accounts payable and accrued expenses

Condensed Consolidated Statement of Cash Flows:	For the Year ended December 31, 2011
	As Previously Reported	Adjustments to Restate	As Restated
Net Loss	$(1,308,413)	$131,424	$(1,176,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	(42,625)	298,337	255,712
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable:	(246,478)	(411,989)	(658,467)
Other receivables	418,956	15,742	434,698
Advance to vendors and other prepaid expenses	347,409	(24,356)	323,053
Accounts payable	915,577	(84,074)	831,503
Accrued expenses and other current liabilities	95,505	69,001	164,506
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	207,320	(5,915)	201,405

EFFECT OF EXCHANGE RATE ON CASH	(24,520)	(5,915)	(18,605)
NET INCREASE IN CASH	87,048	-	87,048