Form 10-Q
period 2013-03-31
China Logistics Group Inc
filed 2013-05-21
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013
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
[X]Yes [  ] No

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
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,429,090 shares of common stock are issued and outstanding as of May 17, 2013.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	restatements of our financial statements as a result of errors in these statements;
•	our ability to timely and accurately provide shipping agency services;
•	our history of losses and fluctuating margins;
•
the conversion terms of the 12% convertible promissory note entered into in February 2013 which is subject to a variable conversion feature and the terms of the note which restricts our ability to undertake certain transactions,

•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity,
•	our dependence on third party equipment and services to operate our business,
•	our dependence on third party cargo agents,
•	credit risks, including the need to write off a related party receivable,
•	the slow down of the Chinese economy or risks of inflation,
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Chinese Renminbi (“RMB”);
•	uncertainties associated with the Peoples Republic of China ("PRC")’s legal system,
•	currency exchange restrictions and fluctuations in the value of the RMB,
•	economic, legal restrictions and business conditions in China,
•	adverse impact of recent Chinese accounting scandals,
•	material weaknesses in our disclosure controls and internal control over financial reporting,
•	management’s significant holdings of our common stock,
•	limited public market for our common stock, and
•	potential dilutive impact of the exercise of warrants, including warrants with cashless exercise provisions.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in  Item A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on May 15, 2013. Other sections of this report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.chinalogisticsinc.com. Information on this web site is not a part of this report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•
"China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation, and its subsidiary, "Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang, "China" or the "PRC" refers to the People's Republic of China, and

•	"RMB" refers to the Renminbi, which is the currency of mainland PRC.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,312,351	$2,414,507
Note receivable	-	7,935
Accounts receivable, net	1,101,977	1,277,741
Other receivables, net	397,582	349,093
Advance to vendors and other current assets	5,543	57,869

Total current assets	3,817,453	4,107,145

PROPERTY AND EQUIPMENT, NET	149,646	64,862

Total assets	$3,967,099	$4,172,007

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$2,247,146	$2,636,667
Accrued expenses and other current liabilities	428,281	423,241
Convertible note payable, net of discount	6,750	-
Advances from customers	90,889	302,042
Due to related parties	1,043,186	1,050,937
Tax payable	3,340	357

Total current liabilities	3,819,592	4,413,244

Derivative liability	45,914	-

Total liabilities	3,865,506	4,413,244

SHAREHOLDERS' EQUITY (DEFICIT):
China Logistics Group, Inc. shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series B convertible preferred stock - $.001 par value 1,295,000 shares authorized;0 and 450,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,429,090 and 41,508,203 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	58,429	41,508
Additional paid-in capital	20,775,271	20,636,980
Accumulated deficit	(20,231,516)	(20,247,282)
Accumulated other comprehensive loss	(93,080)	(94,549)
Total China Logistics Group, Inc. shareholders' equity	509,104	337,107
Non-controlling interest	(407,511)	(578,344)

Total shareholders' equity (deficit)	101,593	(241,237)

Total liabilities and shareholders' equity (deficit)	$3,967,099	$4,172,007

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
		(As Restated)
Sales	$3,402,678	$5,367,060
Cost of sales	2,857,417	4,561,091
Gross profit	545,261	805,969

Operating expenses:
Selling, general and administrative	314,941	243,358
Gain on disposal of property and equipment	-	(1,089)
Bad debt expense	139,018	-
Bad debt recovery	(206,994)	-

Total operating expenses	246,965	242,269

Income from operations	298,296	563,700

Other income (expenses):
Other expense	(11,363)	(1,698)
Initial derivative expense and change in fair value of derivative liability	(41,770)	-
Interest income (expense)	(59,978)	1,198
Total other expenses (net)	(113,111)	(500)

Income before income taxes	185,185	563,200

Provision for income taxes	-	3,935

Net Income	185,185	559,265

Less: net income attributable to the noncontrolling interest	169,419	280,508

Net income attributable to China Logistics Group, Inc.	$15,766	$278,757

Comprehensive income:
Net income	$185,185	$559,265
Foreign currency translation adjustments	1,469	80,893
Comprehensive income	186,654	640,158
Less: net income attributable to the noncontrolling interest	169,419	280,508
Comprehensive income attributable to China Logistic Group, Inc.	$17,235	$359,650

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of shares outstanding:
Basic	54,676,442	41,508,203
Diluted	56,901,161	46,008,203

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$185,185	$559,265
Adjustments to reconcile net income to net cash provide by (used in) operating activities:
Depreciation expense	2,909	1,612
Amortization of debt discount	57,703	-
Change in fair market value of derivative liabilities	41,770	-
Allowance for doubtful accounts	(67,976)	18,326
Gain from disposal of property plant and equipment	-	(1,089)
Stock based compensation	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	376,718	1,427,044
Notes receivable	7,966	(23,764)
Advance to vendors and other current assets	52,561	(662,003)
Repayment of advances to related parties	-	51,130
Due from related party	-	(19,236)
Other receivables	(172,733)	(35,421)
Accounts payable	(402,460)	(757,060)
Accruals and current liabilities	3,168	298,294
Taxes payable	2,976	(1,281)
Advances from customers	(212,467)	226,340

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(94,680)	1,082,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Puchase of property plant and equipment	(87,197)	-
Proceeds from disposal of property plant and equipment	-	1,426

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(87,197)	1,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of due to related parties	-	(318,325)
Due to related parties	66,618	557

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66,618	(317,768)

EFFECT OF EXCHANGE RATE ON CASH	13,103	159,191

NET (DECREASE) INCREASE IN CASH	(102,156)	925,006

CASH - beginning of period	2,414,507	1,396,896

CASH - end of period	$2,312,351	$2,321,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$23,843

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for convertible debt	$50,952	$-
Issuance of common stock upon conversion of Series B preferred stock	$4,500	$-
Increase in debt discount and derivative liability	$77,954	$-

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Shandong Jiajia, formed in 1999 as a Chinese limited liability company, is an international freight forwarder and logistics management company. Shandong Jiajia acts as an agent for international freight and shipping companies. Shandong Jiajia sells cargo space and arranges land, maritime, and air international transportation for clients seeking to import or export merchandise from or into China.  Headquartered in Qingdao, Shandong Jiajia has branches in Shanghai, Xiamen, Lianyungang and Tianjin with additional sales office in Rizhao.

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $20,231,516 at March 31, 2013 and a working capital deficit of approximately $306,000 at December 31, 2012. During the three months ended March 31, 2013, the Company used cash in operating activities of $95,000. The Company has incurred net income of $185,185 and $559,265 for the three months ended March 31, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain any necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted at this time.  These matters raise substantial doubt about the ability of the Company to continue as a going concern. These financial consolidated statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three month periods ended March  31, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Significant estimates for the periods reported include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.  Assumptions and estimates employed in these areas can be material to our reported financial condition and results of operations.  Actual results could differ from these estimates. Significant estimates for the three months ended March 31, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, the useful life of property and equipment, and assumptions used in assessing impairment of long-term assets.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

       The following table reflects losses for three months ended March 31, 2013 for all financial assets and liabilities categorized as Level 3 as of March 31, 2013.

Liabilities:
Balance of derivative liabilities as of January 1, 2013	$-
Initial fair value of derivative liabilities attributable to debt discount	77,954
Derivative expense attributable to initial fair value of derivative liability	36,090
Reclassification of additional paid-in capital upon conversion	(73,810)
Loss from change in the fair value of derivative liabilities	5,680
Balance of derivative liabilities as of March 31, 2013	$45,914

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At March 31, 2013, we had deposits of $2,312,351 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through March 31, 2013.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Accounts Receivable

 Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The allowance for doubtful accounts totaled $3,126,942 and $3,303,295 at March 31, 2013 and December 31, 2012, respectively.

Advance to Vendors and Other Current Assets

Advances to vendors and other current assets consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other current assets totaled $5,543 and $57,869 at March 31, 2013 and December 31, 2012, respectively.

Property and Equipment and Long-Lived assets

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Leasehold improvements, if any, are amortized on a straight-line basis over the shorter of the lease period or the estimated useful life.  We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the three month ended March 31, 2013 and 2012.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $90,889 and $302,042, at March 31, 2013 and December 31, 2012, respectively.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Stock Based Compensation

We account for equity-based compensation issued to employees by measuring the grant-date fair value of the securities issued to employees and recognize the associated compensation cost in the consolidated financial statements over the period during which the employees are required to provide services.

Derivative Liabilities

ASC Subtopic 815-40, “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s’ own stock. Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

Basic and Diluted Earnings per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, and shares issuable upon conversion of Series B convertible preferred stock. Stock warrants were excluded from the computation of diluted weighted earnings per shares. The following table sets forth the computation of basic and diluted earnings per share for the three month ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Numerator:
Net Income applicable to common stockholders (A)	$15,766	$278,757
Denominator:
Basic weighted average shares outstanding (B)	54,676,442	41,508,203
Effect of dilutive securities:
Series B convertible preferred stock	2,224,719	4,500,000
Diluted weighted average shares outstanding(C)	56,901,161	46,008,203
Earnings per share-basic (A)/(B)	$0.00	$0.01
Earnings per share-diluted (A)/(C)	$0.00	$0.01

The Company's aggregate common stock equivalents at March 31, 2013 and 2012 include the following:

	March 31,	March 31,
	2013	2012
Warrants	31,558,500	31,558,500
Series B convertible preferred stock	-	4,500,000
Total	31,558,500	36,058,500

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the RMB, the official currency of the PRC.  In accordance with ASC 830-20-35, assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Gains and losses resulting from the translation of local currency financial statements into U.S. dollars are reflected in other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	March 31, 2013	March 31, 2012	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.2666	6.3122	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2769	6.2976

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

Comprehensive Income

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income for the first quarter of 2013 and 2012 included net income and foreign currency translation adjustments.

Non-controlling Interest

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	Useful Lives	March 31, 2013	December 31, 2012
		(Unaudited)
Automobile	5 years	$85,054	$-
Furniture and equipment	4-5 years	204,458	201,065
		289,512	201,065
Less: accumulated depreciation		(139,866)	(136,203)
		$149,646	$64,862

For the three months ended March 31, 2013, and 2012, depreciation expense totaled $2,909 and $1,612 respectively.

NOTE 4 – OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest. We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report. The components of other receivables at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Advances receivable	$712,525	$467,207
Deferred expenses	13,675	58,383
Other	8,109	19,930
	734,309	545,520
Less: Allowance for doubtful account	(336,727)	(196,427)
	$397,582	$349,093

 NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees that have not yet been billed, and iii) accrued salaries.  The components of accruals and other current liabilities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Advances payable	$287,014	$273,994
Accrued expenses	95,150	97,276
Accrued salaries	46,117	51,971
	$428,281	$423,241

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On February 5, 2013, the Company and Hanover Holding I, LLC (“Hanover”) entered into a Securities Purchase Agreement, providing for the issuance of the 12% Convertible Promissory Note in the principal amount of $27,000. The 12% convertible promissory note and all accrued interest is due on October 5, 2013. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the note s paid. Hanover is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 70% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price").

The Note has a Flex Floor at $0.0225 (the “Original Floor”).If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. The Company determined that the conversion feature of the 12% convertible promissory note represents an embedded derivative since the note is convertible into a variable number of shares.  Accordingly, the 12% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 5, 2013, the fair value of this derivative instrument of $35,502 was recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/(expense) in the consolidated statements of operations.

On February 6, 2013, CD International Enterprises, Inc. assigned certain loans and interest it is owed by the Company amounting to $50,952 to Magna Group LLC (“Magna”). In connection with this assignment, the Company and Magna entered into a Securities Purchase Agreement, providing for the issuance of the 6% Convertible Promissory Note (the “Magna Note”) in the principal amount of $50,952. The 6% convertible promissory note and all accrued interest is due on February 6, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 30% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). Magna will have a one-time Conversion Price to be used upon the first conversion of the Note that is equal to a price which is a 30% discount from the lowest Daily VWAP in the 10 days prior to the day that Magna requests conversion. The Note has a Flex Floor at $.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. In February 2013, the entire outstanding principal amount and all accrued and unpaid interest was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively. The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the 5% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 6, 2013, the fair value of this derivative instrument of $78,542 was recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/ (expense) in the consolidated statements of operations.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

The fair value of the derivative liability was estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0%
Term (in years)	.54 to 1 year
Volatility	382%
Risk-free interest rate	0.13% - 0.14%

At March 31, 2013 and on the conversion date of Magna note, the Company revalued the derivative liability resulting in a loss in fair value of derivative liability of $41,770 for the three months ended March 31, 2013. For the three months ended March 31, 2013, amortization of debt discounts was $57,703, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

At March 31, 2013 and December 31, 2012, convertible promissory notes consisted of the following:

	March 31, 2013	December 31, 2012
Convertible note payable	$27,000	$-
Less: unamortized debt discount	(20,250)	-
Convertible note payable, net	$6,750	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at March 31, 2013 and December 31, 2012.

  In December 2007 we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock.  On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. (“China Direct”) remained outstanding at December 31, 2012. In February 2013, the Company issued 4,500,000 shares of its common stock in connection with the conversion of the remaining 450,000 shares of Series B Convertible Preferred Stock.

Common Stock

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

In February 2013, in connection with the conversion of the Magna note (see note 6), the entire outstanding principal amount and all accrued and unpaid interest was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the three month ended March 31, 2013 is as follows:

	Number of Shares Underlying Warrants	Weighted Average exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2012	31,558,500	$0.20	0.33
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2013	31,558,500	$0.20	0.08

NOTE 8 –RELATED PARTY TRANSACTIONS

Due to Related Parties

On March 31, 2013 and December 31, 2012, due to related parties consisted of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Due to Xiangfen Chen	$25,035	$72,509
Due to Bin Liu	254,911	194,949
Due to Tianjin Sincere Logistics Co., Ltd.	123,529	177,137
Due to Shunbo International Freight Ltd.	79,322	2,671
Due to Lianyunbu	146,715	145,982
Due to Shang Jing	47,873	47,611
Due to CD International Enterprises, Inc.	365,801	410,078
Total	$1,043,186	$1,050,937

▪	Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Langyunbu, which is an
▪	entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia,
▪	Shang Jing is the general manager of Shandong Jiajia Qingdao Branch.
▪	Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.
▪	Lianyungang Shunbo International Freight Ltd. is a company owned by Shunhua Jiang, the Spouse of Shouliu Tang, the general manager of Lianyungang branch
▪
The amounts due to CD International Enterprises, Inc.(“CDI”) as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDI on our behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrue interest at 4% annually and were due at various dates in 2012. In 2013, CDI assigned certain loans and interest to third parties and these notes were exchanged for convertible notes pursuant to a securities purchase agreements (see Note 6 and Note 11 – Subsequent Events)

Operating leases – related parties

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011 which serves as our principal executive offices under a lease which expires on May 31, 2013.  Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,966) per month in rent. We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,859) per month in connection with this lease. We plan on renewing the lease pursuant to the same term.. At March 31, 2013, we had rent expense to related parties of $5,850.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013		2012
	Revenues	Assets	Revenues	Assets
				(Restated)
United States	$-	$1	$-	$5,726
People’s Republic of China	3,402,678	3,967,098	5,367,060	6,240,381
Total	$3,402,678	$3,967,099	$5,367,060	$6,246,107

NOTE 10 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of March 31, 2012 and for the three months ended March 31, 2012. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s consolidated balance sheet at March 31, 2012 and the statement of operations and comprehensive income (loss), and statement of cash flows for the period ended March 31, 2012 has been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements is shown in the tables as follows:

Condensed consolidated Balance Sheet:	March 31, 2012
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	1,948,175	13,763	(a)(b)	1,961,938
Notes receivables, net	-	23,764	(c)	23,764
Advance to vendors and other prepaid expenses	545,532	140,827	(a)(b)	686,359
Total current assets	6,032,608	178,354		6,210,962
Total Assets	$6,067,753	$178,354		$6,246,107

Accounts payable – trade	2,703,328	(359,729)	(a)(b)	2,343,599
Accrued expenses and other current liabilities	1,087,364	(158,718)	(a)(b)	928,646
Total Current Liabilities	5,544,095	(518,447)		5,025,648
Total Liabilities	5,544,095	(518,447)		5,025,648

Stockholders’ Equity:
Accumulated deficit	(19,939,440)	37,178	(a)
		417,838	(b)	(19,484,424)
Accumulated other comprehensive loss	(84,646)	(1,984)	(a)
		4,117	(b)	(61,007)
		21,506	(a)(b)(c)
Total China Logistics Group, Inc. shareholders' equity	654,852	478,655	(a)(b)	1,133,507
Non-controlling interest	(131,194)	92,342	(a)	86,952
		105,143	(b)
		20,661	(a)(b)
Total shareholders' equity	523,658	696,801		1,220,459
Total Liabilities and Stockholders’ Equity	$6,067,753	$178,354		$6,246,107

(a)	To adjust for the understatement of accounts receivable, net, advances to suppliers and other prepaid expenses, and the overstatement of accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009 and 2010.
(c)	To properly reflect note receivable balance incorrectly included in accumulated other comprehensive loss.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

Condensed Consolidated Statement of Operations and Comprehensive Income	For the Three Months ended March 31, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Comprehensive Income:
Net income	$559,265	$-	$559,265
Foreign currency translation gain	59,387	21,506	80,893
Comprehensive Income	$618,652	$21,506	$640,158

Earnings per common share:
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

Condensed Consolidated Statement of Cash Flows:	For the Three Months ended March 31, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Net Income	$559,265	$-	$559,265
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	11,358	6,968	18,326
Changes in operating assets and liabilities:
Accounts receivable:	1,434,098	(7,054)	1,427,044
Notes receivable		(23,764)	(23,764)
Other receivables	(19,679)	(15,742)	(35,421)
Advance to vendors and other prepaid expenses	(545,532)	(116,471)	(662,003)
Accounts payable	(870,959)	113,899	(757,060)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,124,321	(42,164)	1,082,157

EFFECT OF EXCHANGE RATE ON CASH	117,027	42,164	159,191
NET INCREASE IN CASH	$925,005	$-	$925,005

NOTE 11 – SUBSEQUENT EVENTS

On April 8, 2013, the Company and China Direct Investments, Inc. (“China Direct”) entered into a Convertible Note Agreement, providing for the issuance of the 4% Convertible Note in the principal amount of $82,143. The 4% convertible promissory note and all accrued interest is due on April 8, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of four percent (4%) per annum from the due date thereof until the date of issuance. CDI is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 20% discount from the lowest Daily VWAPs in the 10 days prior to the day that CDI requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes appearing elsewhere in this report, and in conjunction with the Management’s Discussion and Analysis in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

Our Performance

Our revenues for the first quarter of 2013 decreased by 36.6% as compared to the same period in 2012.  Our gross profit margin increased to 16.0% in the first quarter of 2013 from 15.0% for the same period in 2012.  Our operating expenses increased by $4,700 in the first quarter of 2013 as compared to the same period in 2012. Our operating income was $0.3 million for the three months ended March 31, 2013, as compared to operating income of $0.6 million for the three months ended March 31, 2012. Our net income was $0.2 million for the three months ended March 31, 2013, compared to net loss of $0.6 million for the three months ended March 31, 2012.

Our Outlook

       Since 2012, affected by the unfavorable factors such as the European debt crisis, the recovery of the global economy and trading market has been very slow and the future remains uncertain. The international ocean freight forwarding market has been negatively impacted, especially by shipping capacity surplus and by the low price of shipping.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. Our sales from the imports business accounted for approximately 8.9% and 5% of our total revenues in the first quarter of 2013 and 2012, respectively.

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

RESULTS OF OPERATIONS

Sales Revenues

In the first quarter of 2013 the decrease in our sales revenues of 36.6% reflected decreased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. In addition, the decrease in freight traffic volume was coupled with decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during the first quarter of 2013.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by $1.7 million in the first quarter of 2013 as compared to the same period in 2012, a decrease of 37.4%. Our gross profit margin increased to 16.0% in the first quarter of 2013 as compared to15.0% in the same period of 2012.   The improved gross profit margin for the first quarter of 2013 was primarily due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses increased $4,696 in the first quarter of 2013 over the same period in 2012. The increase for the first quarter of 2012 was primarily due to the bad debt recover of $0.2 million which partial offset by the increase of $0.1 million bad debt expense and $0.1 million in selling, general and administrative expenses resulting from higher office expense and employee's benefits expense. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

Total Other Income (Expenses)

       Total other income, net, which consists of interest income and expense, change in fair value of derivative liability, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other expense of $0.1 million in the first quarter of 2013 as compared to net other expenses of $500 for the same period in 2012. During the three months ended March 31, 2013 and 2012, we recorded a loss from changes in fair value of derivative liability of $41,770 and $0, respectively. Additionally, for the three months ended March 31, 2013, we recorded interest expense of $59,978 as compared to interest income of $1,198 for the three months ended March 31, 2012. The increase in interest expense was attributable the amortization of debt discount of $57,703 during the first quarter of 2013.

Net Income

Net income for the first quarter of 2013 was $0.2 million, compared to $0.6 million for the first quarter of 2012. The decrease in net income of $0.4 million for the first quarter of 2013 was primarily due to lower revenues and gross profits which offset by bad debt recovery as discussed above.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,469 for the first quarter of 2013, as compared to a foreign translation gain of $80,893 for the first quarter of 2012. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income

        As a result of our foreign currency translation gains, we had comprehensive income for the first quarter of 2013 of $0.2 million, compared to $0.6 million for the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At March 31, 2013, we had cash on hand of $2.3 million as compared to $2.4 million at December 31, 2012. These funds are located in financial institutions located in the PRC.

Our working capital deficit was $2,139 at March 31, 2013, as compared to a deficit in working capital of $0.3 million at December 31, 2012, an decrease in the working capital deficit of $0.3 million or 99.3%. The increase in the working capital was primarily attributable to an increase in other receivables, net of $0.2 million, a decrease in accounts payable of $0.4 million, and a decrease in advances from customers of $0.2 million offset by a decrease in accounts receivable due to an decrease in our allowance for doubtful accounts of approximately $0.2 million and the collection of outstanding accounts receivable balances, and, a decrease in cash of $0.1 million.

While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any external sources of liquidity or commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all. In addition, the terms of the 12% convertible promissory note due in October 2013 restrict our ability to enter into certain transactions.

Our days’ sales outstanding of gross accounts receivable as of March 31, 2013 was 93 days, as compared to 63 days as of December 31, 2012.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts totaled $0.4 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively, and are reflected in other receivables.

Accounts payable - trade decreased by $0.4 million primarily due to payments for previously accrued freight costs to shippers.

We engage in a number of transactions with related parties. Due to related parties represents amounts advanced for working capital, and amounts due our financial consultant, CD International Enterprises, Inc. for legal and accounting fees paid by them on our behalf and promissory notes for amounts lent to us for working capital.  Due to related parties decreased 0.7% at March 31, 2013 from December 31, 2012.

Cash Flow Analysis

Net cash used in operating activities in the first three months of 2013 amounted to $0.1 million compared to net cash provided by operating activities of $1.1 million for the same period in 2012. The decrease in net cash inflow in 2013 was primarily due to decrease in accounts payable of $0.4 million due to payments on account for accrued freight costs, and a decrease of $0.2 million in prepayments from customers, and increase in other receivables of $0.2 million, offset by net income of $0.3 million and $0.4 million decrease in accounts receivable due to collections on accounts.

Net cash used in investing activities for the three months of 2013 amounted to $0.1 million, primarily due to $0.1 million purchase of capital expenditure, compared with cash provided by investing activities of $1,426 for the same period in 2012.

Net cash provided by financing activities in the first three months of 2013 amounted to $66,618, as compared to net cash used in financing activities of $0.3 million in 2012, during the first three months on 2012, we received proceeds from related parties of $66,618.

        All of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.3 million at March 31, 2013 has been converted based on the exchange rate as of March 31, 2013.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing decrease in our allowance for doubtful accounts of $0.2 million and bad debt recovery of $0.2 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.

Based on this evaluation we concluded that as of March 31, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the need to restate prior period financial statements as a result of errors in those financial statements as described elsewhere herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2013	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)