Form 10-K/A
period 2010-12-31
China Logistics Group Inc
filed 2013-06-14
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
FORM 10-K/A
(Amendment #1)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2010
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 1 to the Annual Report on Form 10-K of China Logistics Group, Inc. for the year ended December 31, 2010 is amending the Annual Report on Form 10-K originally filed on March 31, 2011 (the “Original Report”).  We are filing this Amendment No. 1 to reflect the restatement of our audited consolidated financial statements for the years ended December 31, 2010 and 2009 contained therein. As disclosed in our Current Report on Form 8-K as filed on May 7, 2013 and as amended on Form 8-K/A as filed on May 21. 2013, at December 31, 2010 and 2009, we have determined that we incorrectly understated accounts receivable, net, and advances to suppliers, understated accounts payable and accrued expenses and overstated beginning accumulated deficit.

Please see Note 11 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-K/A which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

Part I.
Item 1A. – Risk Factors – Risks Related to Our Business.

Part II.
Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 9A. – Controls and Procedures.

This Amendment No. 1 to the Form 10-K for the year ended December 31, 2011 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  This Amendment No. 1 on Form 10-K does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

i

ii

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

Unless specifically set forth to the contrary, when used in this Form 10-K/A the terms “China Logistics", "we", "us", "our", the "Company", and similar terms refer to China Logistics Group, Inc., a Florida corporation formerly known as MediaReady, Inc., and its subsidiaries.

iii

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

WE HAVE A HISTORY OF REPORTING OPERATING LOSSES AND OUR ABILITY TO REPORT NET INCOME HAS BEEN THE RESULT OF NON-CASH GAINS.

We have historically incurred operating losses, as well as negative operating cash flows.  We operate on very small gross profit margins and our sales are not sufficient to pay our operating expenses.  For 2010 and 2009, we reported operating losses of $1.3 million and $1.0 million, respectively, and at December 31, 2010 we had an accumulated deficit of approximately $19.1 million.  We had working capital of $1.7 million at December 31, 2010 which our management believes is sufficient to fund our operations for the next 12 months.  However, unless we are able to either significantly increase our gross profit margin or significantly reduce our operating expenses, which increased approximately 69% in 2010 from 2009, we will in all likelihood continue to report operating losses.  Given the competitive environment in which we operate, there are no assurances that we will ever achieve operating profitability in the future.

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

WE INCUR SIGNIFICANT CREDIT RISKS IN THE OPERATION OF OUR BUSINESS WHICH COULD REDUCE OUR OPERATING PROFITS.

Various aspects of freight forwarding involve significant credit risks. It is standard practice for exporters to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we have in the past incurred losses for some customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them.  Our operating losses in 2010 and 2009 reflect bad debt expense of $0.6 million and $0.8 million, respectively.

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

        At March 18, 2011, we had 41,508,203 shares of our common stock issued and outstanding and the following securities, which are convertible or exercisable into additional shares of our common stock, were outstanding:

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

Our Performance

Our revenues for 2010 grew by $3.5 million, or 18%, compared to 2009.  Our gross profit margins improved to 4.9% in 2010 compared to 2.2% in 2009.  Our operating expenses increased by approximately 69% in 2010 to $2.5 million.  Our loss from operations in 2010 was $1.3 million, compared to $1.0 million in 2009.  Our net loss in 2010 was $0.2 million, compared to net income of $2.3 million in 2009.  Our net loss in 2010 was reduced by the one-time non-cash gain of $1.6 million associated with the extinguishment of the liability related to registration rights penalties associated with our 2008 Unit offering.  Net income in 2009 was favorably impacted by a $3.3 million gain on the change in fair value of our derivative liability, compared to a loss of $0.4 million in 2010.

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

According to the China General Administration of Customs (GAC), China's foreign trade in 2010 increased by 34.7% from 2009 to $2.97 trillion.  The country's exports grew 31.3% year over year in 2010 to $1.58 trillion while imports increased 38.7% to $1.39 trillion, with its trade surplus falling 6.4% to $183.1 billion. The trade surplus in 2010 accounted for 6.2% of all foreign trade for the year, down from 8.9% in 2009 and 11.6% in 2008. The growth of foreign trade and the decrease in the trade surplus in 2010 have demonstrated the trends of a strong recovery in trade volumes and imports growing faster than exports, which is driven by higher commodity prices and growth in import spending in 2010.  China Economic Net anticipates that China's foreign trade will grow at a slower rate in 2011 as compared to 2010, with total foreign trade in 2011 expected to be approximately $3.6 trillion.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations for 2010 and 2009:

	2010		2009		Increase (Decrease)%
Sales	$23,361,093	100.0%	$19,824,390	100.0%	$3,536,703	17.8%
Cost of sales	22,206,183	95.1%	19,395,718	97.8%	2,810,465	14.5%
Gross profit	1,154,910	4.9%	428,672	2.2%	726,238	169..4%
Total operating expenses	2,482,210	10.6%	1,469,653	7.4%	1,012,557	68.9%
Loss from operations	(1,327,300)	-5.7%	(1,040,981)	-5.3%	286,319	27.5%
Other income, net	1,190,068	5.1%	3,351,881	16.9%	(2,161,814)	-64.5%
Provision for income taxes	28,841	0.1%	28,078	0.1%	763	2.7%
Net (loss) income	(166,073)	-0.7%	2,282,822	11.5%	(2,448,895)	-107.3%
Less: loss attributable to non-controlling interest	(249,574)	-1.1%	(358,443)	-1.8%	108,869	-30.4%
Net income attributable to China Logistics Group, Inc.	$83,501	0.4%	$2,641,265	13.3%	$(2,557,764)	-96.8%

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

Cost of sales

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $2.8 million in 2010 compared to 2009.  Our gross margin was 4.9% in 2010 compared with 2.2% in 2009.  Our gross margin in 2009 was adversely impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb.

Total Operating Expenses

Operating expenses of $2.5 million in 2010 represent an increase of $1.0 million over 2009.  The increase is mainly due to $0.6 million in stock-based compensation expenses for officers and directors in 2010, a $0.2 million decrease in bad debt expense resulting from the age of certain outstanding trade receivables and a $1.2 million increase in selling and administrative expenses at our Tian Jin facility.

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

Net (Loss) Income

Net loss in 2010 was $0.2 million, compared with net income of $2.3 million in 2009.  The decrease is mainly due to the gain on the change in fair value of our warrants in 2009 of $3.3 million with a corresponding loss of $0.4 million in 2010 and a higher operating loss, partially offset by the extinguishment of the registration rights liability of $1.6 million.  The net loss in 2010 is comprised of income of $0.3 million in the U.S. and a loss of $0.5 million at our Shandong Jiajia subsidiary, of which we own 51%.  Therefore, $0.2 million of Shandong Jiajia’s net loss is attributed to the non-controlling interest holders, resulting in net income attributable to China Logistics Group, Inc. of $84,000 in 2010.  The net income in 2009 is comprised of income of $3.0 million in the U.S. and a loss of $0.7 million at Shandong Jiajia, with $0.35 million of the loss being attributed to the non-controlling interest holders of Shandong Jiajia.  As a result, net income attributable to China Logistics Group, Inc. was $2.6 million in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  At December 31, 2010, we had working capital of $1.7 million, as compared to $0.7 million at December 31, 2009.  This improvement was largely due to the elimination of the registration rights penalty related to our outstanding warrants and the extinguishment of the corresponding liability in the amount of $1.6 million.

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

The following table provides comparative information on the components of our working capital at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	Increase (Decrease)	% change
Cash	$1,309,848	$1,720,838	$(410,990)	-23.9%
Accounts receivable, net	3,004,552	2,923,990	80,562	2.8%
Advances to vendors and other prepaid expenses	347,409	146,058	201,351	137.9%
Other receivables	1,017,706	1,100,662	(82,956)	-7.5%
Due from related parties	638,420	447,033	191,387	42.8%
Total current assets	$6,317,935	$6,338,581	$(20,649)	-0.3%

Accounts payable - trade	$2,269,157	$2,354,639	$(85,482)	-2.7%
Other accruals and current liabilities	456,046	395,570	60,476	15.3%
Advances from customers	466,056	475,358	(9,302)	-2.0%
Accrued registration rights penalty	-	1,597,000	(1,597,000)	-100.0%
Due to related parties	1,438,667	814,226	624,441	76.7%
Foreign tax payable	15,153	18,784	(3,631)	-19.3%
Total current liabilities	$4,645,079	$5,655,577	$(1,010,498)	-17.9%

Total current assets at December 31, 2010 is largely unchanged.  The decrease in cash of $0.4 million is due to cash used in operations of $0.9 million and increases in advances to Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia of $0.2 million, partially offset by additional advances received from certain members of Shandong Jiajia’s management in the amount of $0.6 million (see Item 13, Certain Relationships And Related Transactions, And Director Independence) the effects of exchange rate changes of $0.1 million.

Our days’ sales outstanding of gross accounts receivable at December 31, 2010 was 77, compared to 78 in 2009, and we increased the allowance for doubtful accounts by $0.5 million.

 From time to time Shandong Jiajia has lent funds to approximately 10 different customers and strategic partners who are unrelated parties and refer business to us.  Generally, the loans are short term demand notes which are unsecured and non-interest bearing.  We believe it is in our best interest to make these loans to build long-term relationships, encourage continued business, and benefit from additional referral business.  The decision to make these loans is made by our senior management, subject to the availability of sufficient capital.  We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis.  These amounts, which totaled $0.8 million and $1.0 million at December 31, 2010 and 2009, respectively, are reflected in Other Receivables.  Other receivables also includes $0.1 million for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

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

Net cash used in operating activities in 2010 totaled $0.9 million compared to $1.9 million in 2009.    The following table summarizes the components of cash flow from operations for 2010 and 2009:

	2010	2009
Net (loss) income	$(166,073)	$2,282,822
Depreciation and amortization, bad debt expense, stock-based compensation and other non-cash gains and losses	94,590	(2,987,342)
(Increase) decrease in accounts receivable	(704,710)	(501,701)
Increase in prepaids and other current assets	(118,395)	(918,772)
Increase (decrease) in accounts payable, accrued expenses and other payables	(28,637)	834,280
Decrease in advances from customers	(9,302)	(657,925)
Total cash used in operating activities	$(932,527)	$(1,948,638)

Net cash used in investing activities for 2010 totaled $0.9 million, compared to net cash provided by investing activities of $60,000 in 2009.  During 2010, we advanced an additional $0.2 million to Shandong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shandong Jiajia.  The loans are unsecured, non-interest bearing and repayable on demand.  During 2009, we collected $0.1 million from this related party as repayment for prior advances.

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

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing bad debt expense of $624,000 and $317,000 for fiscal 2010 and fiscal 2009, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers’ sustainability and adjusted our estimates as indicted in the current year.

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

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares	% of Class
Wei Chen	6,762,500	16.3%
Hui Liu	1,312,500	3.2%
Yuan Huang	-	-
All named executive officers and directors as a group (three persons)	8,075,000	19.5%

China Direct Industries, Inc. (2)	9,917,548	21.5%

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

/s/Sherb & Co., LLP

New York, New York
March 31, 2011, except Note 11 which is dated June 13, 2013

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS	(As Restated)	(As Restated)
CURRENT ASSETS:
Cash	$1,309,848	$1,720,838
Accounts receivable, net	3,004,552	2,923,990
Other receivables and current assets	1,017,706	1,100,662
Advances to vendors and other prepaid expenses	347,409	146,062
Due from related parties	638,420	447,032
Total Current Assets	6,317,935	6,338,584

PROPERTY AND EQUIPMENT, net	35,124	39,748

Total Assets	$6,353,059	$6,378,332

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,269,157	$2,354,639
Accrued registration agreement penalty	-	1,597,000
Accrued expenses and other current liabilities	456,046	395,570
Advances from customers	466,056	475,358
Due to related parties	1,438,667	814,226
Foreign tax payable	15,153	18,784
Total Current Liabilities	4,645,079	5,655,577

DERIVATIVE LIABILITY	-	2,535,505

Total Liabilities	4,645,079	8,191,082

STOCKHOLDERS' EQUITY (deficit):
China Logistics Group, Inc. shareholders' equity (deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - 450,000 shares issued and outstanding	450	450
Common stock, $.001 par value, 500,000,000 shares authorized;
41,508,203 and 34,508,203 shares issued and outstanding	41,508	34,508
Additional paid-in capital	20,636,980	17,057,203
Accumulated deficit	(19,088,146)	(19,171,648)
Accumulated other comprehensive loss	(127,408)	(178,422)
Total China Logistics Group, Inc. stockholders' equity (deficit)	1,453,384	(2,257,909)
Non-controlling interest	244,596	455,159
Total stockholders' equity (deficit)	1,707,980	(1,812,750)
Total Liabilities and Stockholders' Equity	$6,353,059	$6,378,332

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(As Restated)	(As Restated)
Sales	$23,361,093	$19,824,390
Cost of sales	22,206,183	19,395,718
Gross profit	1,154,910	428,672

Operating expenses:
Selling, general and administrative	1,841,679	611,523
Depreciation and amortization	16,382	16,002
Bad debt expense	624,149	842,128
Total operating expenses	2,482,210	1,469,653
Loss from operations	(1,327,300)	(1,040,981)

Other income (expenses):
Extinguishment of registration rights liability	1,597,000	-
Other income	36,868	32,228
Gain (loss) on change in fair value of derivative liability	(447,059)	3,320,227
Interest expense	3,259	(574)
Total other income	1,190,068	3,351,881

(Loss) income before income taxes	(137,232)	2,310,900
Foreign taxes	28,841	28,078
Net (loss) income	(166,073)	2,282,822
Less: net loss attributable to the non-controlling interest	(249,574)	(358,443)
Net income attributable to
China Logistics Group, Inc.	$83,501	$2,641,265

Earnings per common share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.07

Weighted average number of shares outstanding:
Basic	38,130,121	34,508,203
Diluted	42,630,121	39,008,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (As Restated)

	China Logistics Group, Inc. Shareholders' Equity (Deficit)
	Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity	Comprehensive Income (loss)

Balance at December 31, 2008	450,000	$450	34,508,203	$34,508	$17,057,203	$(21,812,913)	$(187,495)	$794,886	$(4,113,361)
Net income						2,641,265		(358,443)	2,282,822	2,282,822
Foreign currency translation adjustment							38,895	37,369	76,264	76,369

Balance at December 31, 2009 (As Restated)	450,000	450	34,508,203	34,508	17,057,203	(19,171,647)	(178,422)	445,159	(1,812,749)	1,781,424
Common stock issued as compensation to employees and directors	-	-	5,000,000	5,000	435,000	-	-	-	440,000
Common stock issued in exchange for services	-	-	2,000,000	2,000	162,000	-	-		164,000
Net income (loss)						83,501		(249,574)	(175,874)	(166,073)
Modification of warrants					2,982,777				2,982,777
Foreign currency translation adjustment							51,014	49,011	100,025	92,114

Balance at December 31, 2010 (As Restated)	450,000	$450	41,508,203	$41,508	$20,636,980	$(19,088,146)	$(127,408)	$244,596	$1,707,980	(73,958)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated)	(As Restated)
Net (loss) income	$(166,073)	$2,282,822
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	16,382	16,002
Allowance for doubtful accounts	624,149	842,128
Extinguishment of registration rights liability	(1,597,000)	-
Change in fair value of derivative liability	447,059	(3,320,227)
Stock based compensation	604,000	-
Changes in assets and liabilities:
Decrease in accounts receivable	(704,710)	(1,026,946)
Increase in prepaid expenses, other receivables and other current assets	82,956	(802,220)
(Decrease) increase in accounts payable	(85,482)	601,777
Increase in other accruals and current liabilities	60,476	248,617
Decrease in taxes payable	(3,631)	(16,114)
Increase in advances to vendors	(201,351)	(116,552)
Decrease in advances from customers	(9,302)	(657,925)

NET CASH USED IN OPERATING ACTIVITIES	(932,527)	(1,948,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,758)	(11,606)
Repayment of advances to related parties	17,666	71,400
Advances to related parties	(209,054)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(203,146)	59,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	624,441	458,255
Repayment of advances from related parties	-	(22,726)

NET CASH PROVIDED BY FINANCING ACTIVITIES	624,441	435,529

EFFECT OF EXCHANGE RATE ON CASH	100,242	17,791
NET DECREASE IN CASH	(410,990)	(1,435,524)
CASH - beginning of period	1,720,838	3,156,362
CASH - end of period	$1,309,848	$1,720,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for foreign taxes	$37,805	$241,522

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

The finder’s fees and consulting fees were incremental to the transaction and payable contingent upon closing.  Accordingly, these fees were classified as directly related to the acquisition.  All transactions related fees were determined through arm’s length negotiations between the parties.

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

Accounts Receivable

 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $1,930,552 and $1,306,403 at December 31, 2010 and 2009, respectively.

Other Receivables

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, a refundable deposit we made as required by a Chinese court in connection with a lawsuit we filed against our former customer for amounts owed to us, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest.  We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report.  The components of other receivables at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009

Loans receivable	$801,474	$960,215
Legal deposit	30,249	-
Deferred expense	84,327	131,366
Other	101,656	9,081
	$1,017,706	$1,100,662

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accruals and other current liabilities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
	(Restated)	(Restated)
Loans payable	$388,410	$289,603
Accrued expenses	14,253	53,300
Accrued salaries	53,383	52,667
	$456,046	$395,570

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

 Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Shandong Jiajia is the Renminbi (“RMB”), the official currency of the PRC.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Gains and losses resulting from the translation of local currency financial statements into U.S. dollars are reflected in other comprehensive income in the consolidated statement of stockholders??equity and comprehensive income (loss).

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

	Year ended December 31,
	2010	2009
Numerator:
Net income applicable to common stockholders (A)	$83,501	$2,641,265

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	38,130,121	34,508,203
Denominator for diluted earnings per share:
Series A and B Convertible Preferred Stock	4,500,000	4,500,000
Diluted weighted average shares outstanding (C)	42,630,121	39,008,203

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.00	$0.08
Earnings per share- diluted (A)/(C)	$0.00	$0.07

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

		December 31,
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

Due to related parties

At December 31, 2010 and 2009, due to related parties consisted of the following:

	December 31, 2010	December 31, 2009

Due to Xiangfen Chen	$159,092	$109,871
Due to Bin Liu	122,898	99,381
Due to Tianjin Sincere Logistics Co., Ltd.	846,987	559,974
Due to China Direct	237,473	45,000
Due to Langyunbu	72,217	-
	$1,438,667	$814,226

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

The components of (loss) income before income tax and non-controlling interest consist of the following:

	Year Ended December 31,
	2010	2009

US Operations	$343,262	$3,014,338
Chinese Operations	(480,494)	(703,438)
	$(137,232)	$2,310,900

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009

US Operations	$-	$-
Chinese Operations	28,841	28,078
	$28,841	$28,078

The table below summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2010	2009
	(Restated)	(Restated)
Income tax provision (benefit) at Federal statutory rate	$(58,000)	$809,000
State income taxes, net of Federal Benefit	(8,000)	118,000
Permanent differences	(216,000)	(1,315,000)
U.S. tax rate in excess of foreign tax rate	38,000	105,000
(Decrease) increase in valuation allowance	244,000	311,000
Tax provision (benefit)	$29,000	$28,000

The Company has net operating loss (“NOL”) carryforwards for United States income tax purposes at December 31, 2010 of approximately $11,825,000, which expire through the year 2030. The utilization of the Company’s NOL’s may be limited in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code.

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

NOTE 8 – FOREIGN OPERATIONS

The table below presents information by regions for the years ended December 31, 2010 and 2009.

December 31, 2010	Sales	Assets
United States	$-	$117
Peoples Republic of China	23,361,093	6,352,942
	$23,361,093	$6,353,059
December 31, 2009
United States	$-	$10,755
Peoples Republic of China	19,824,390	6,367,577
	$19,824,390	$6,378,332

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 11 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of December 31, 2010 and 2009 and for the year ended December 31, 2010 and 2009. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s consolidated balance sheets at December 31, 2010 and 2009 and the statements of operations and comprehensive income (loss), statement of changes in stockholders’ equity (deficit), and statements of cash flows for the year ended December 31, 2010 and 2009 has been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements is shown in the tables as follows:

2010 Condensed Consolidated Balance Sheet:	December 31, 2010
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	3,104,526	(99,974)	(a)(b)	3,004,552
Advance to vendors and other prepaid expenses	-
Total current assets	6,417,909	(99,974)		6,317,935
Total Assets	$6,453,033	$(99,974)		$6,353,059

Accounts payable - trade	2,658,710	(389,553)	(a)(b)	2,269,157
Accrued expenses and other current liabilities	693,565	(237,519)	(a)(b)	456,046
Total Current Liabilities	5,272,151	(627,072)		4,645,079
Total Liabilities	5,272,151	(627,072)		4,645,079

Stockholders’ Equity:
Accumulated deficit	(19,505,982)	417,836	(b)	(19,088,146)
Accumulated other comprehensive loss	(131,527)	4,119	(a)(b)	(127,408)
Total China Logistics Group, Inc. shareholders' equity	1,041,429	421,955	(a)(b)	1,463,384
Non-controlling interest	139,454	105,142	(a)(b)	244,596
Total shareholders' equity	1,180,882	527,098		1,707,980
Total Liabilities and Stockholders’ Equity	$6,453,033	$(99,974)		$6,353,059

(a)	To adjust for the overstatement of accounts receivable, net, accounts payable and accrued expenses in 2010
(b)	To adjust for the overstatement of accounts payable and accrued expenses in 2009.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2010 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):	For the Year ended December 31, 2010
	As Previously Reported	Adjustments to Restate		As Restated
Gross profit	$1,154,910	$-		$1,154,910
Operating expenses:
Selling, general and administrative	1,941,653	(99,974)	(a)	1,841,679
Bad debt expense	524,173	99,976	(a)	624,149
Total operating expense	2,482,208	2	(c)	2,482,210
Loss from operations	(1,327,298)	(2)	(c)	(1,327,300)
Net loss	(166,072)	(1)	(c)	(166,073)
Less: net loss attributable to the non-controlling interest	201,792	47,782	(a)	249,574
Net income attributable to China Logistics Group, Inc.	$35,720	$47,781		$83,501

Comprehensive loss:
Net loss	$(166,072)	$(1)	(c)	$(166.073)
Foreign currency translation adjustment gain	46,978	4,036		51,014
Comprehensive Loss	$(119,094)	$4,035		$(115,059)

Net income per common share:
Basic	$0.00	$-		$0.00
Diluted	$0.00	$-		$0.00

(a)	To adjust for the understatement of accounts receivable, net, accounts payable, and accrued expenses
(c)	Rounding

2010 Condensed Consolidated Statement of Cash Flows:	For the Year ended December 31, 2010
	As Previously Reported	Adjustments to Restate	As Restated
Net Loss	$(166,072)	$(1)	$(166,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	524,173	99,976	624,149
Changes in operating liabilities:
Accounts payable	(75,110)	(10,372)	(85,482)
Accrued expenses and other current liabilities	157,989	(97,516)	60,473
NET CASH USED IN OPERATING ACTIVITIES	(924,617)	(7,910)	(932,527)

EFFECT OF EXCHANGE RATE ON CASH	92,332	7,910	100,242
NET DECREASE IN CASH	$(410,990)	$-	$(410,990)

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2009 Condensed consolidated Balance Sheet:	December 31, 2009
	As Previously Reported	Adjustments to Restate		As Restated
Total Assets	$6,378,332	$-		$6,378,332

Accounts payable - trade	2,733,820	(379,181)	(a)	2,354,639
Accrued expenses and other current liabilities	535,576	(140,006)	(a)	395,570
Total Current Liabilities	6,174,764	(519,187)		5,655,577
Total Liabilities	8,710,269	(519,187)		8,191,082

Stockholders’ Equity:
Accumulated deficit	(19,541,703)	370,055	(a)	(19,171,648)
Accumulated other comprehensive loss	(178,505)	83	(a)	(178,422)
Total China Logistics Group, Inc. shareholders' equity	(2,628,047)	370,138	(a)	(2,257,909)
Non-controlling interest	296,110	149,049	(a)	445,159
Total shareholders' equity	(2,331,937)	519,187		(1,812,750)
Total Liabilities and Stockholders’ Equity	$6,378,332	$-		$6,378,332

(a)	To adjust for the overstatement of accounts payable and accrued expenses in 2009.

2009 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):	For the Year ended December 31, 2009
	As Previously Reported	Adjustments to Restate		As Restated
Sales	$19,824,390	$-		$19,824,390
Cost of sales	19,699,736	(304,018)	(a)	19,395,718
Gross profit	$124,654	$304,018		$428,672
Operating expenses:
Selling, general and administrative	1,351,775	(740,252)	(a)	611,523
Bad debt expense	316,883	525,245	(a)	842,128
Total operating expense	1,684,660	(215,007)		1,469,653
Loss from operations	(1,560,006)	519,025		(1,040,981)
Net loss	1,763,797	519,025		2,282,822
Less: net loss attributable to the non-controlling interest	507,412	(148,969)	(a)	358,443
Net income attributable to China Logistics Group, Inc.	$2,271,209	$370,056		$2,641,265

Comprehensive loss:
Net income	$1,763,797	$519,025	(a)	$2,282,822
Foreign currency translation adjustment gain	17,626	55,713	(a)	73,339
Comprehensive Income	$1,781,424	$574,737		$2,356,161

Net income per common share:
Basic	$0.07	$0.01		$0.08
Diluted	$0.06	$0.01		$0.07

(a)	To adjust for the understatement of accounts receivable, net, accounts payable, and accrued expenses

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2009 Condensed Consolidated Statement of Cash Flows:	For the Year ended December 31, 2009
	As Previously Reported	Adjustments to Restate	As Restated
Net Loss	$1,763,797	$519,025	$2,282,822
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	980,958	(379,181)	601,777
Accrued expenses and other current liabilities	388,623	(140,006)	248,617
NET CASH USED IN OPERATING ACTIVITIES	(1,948,476)	(162)	(1,948,638)

EFFECT OF EXCHANGE RATE ON CASH	17,629	162	17,791
NET DECREASE IN CASH	$(1,435,524)	$-	$(1,435,524)