Form 10-K/A
period 2011-12-31
China Logistics Group Inc
filed 2013-06-17
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of China Logistics Group, Inc. for the year ended December 31, 2011 is amending the Annual Report on Form 10-K originally filed on March 28, 2012 (the “Original Report”).  We are filing this Amendment No. 1 to reflect the restatement of our audited consolidated financial statements for the years ended December 31, 2011 and 2010 contained therein. As disclosed in our Current Report on Form 8-K as filed on May 7, 2013 and as amended on Form 8-K/A as filed on May 21. 2013, at December 31, 2011 and 2010, we have determined that we incorrectly understated accounts receivable, net, and advances to suppliers, understated accounts payable and accrued expenses and overstated beginning accumulated deficit.

  Please see Note 12 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-K/A which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

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

CHINA LOGISTICS GROUP, INC.
FORM 10-K/A

ii

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

iii

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

We have historically incurred operating losses. We operate on very small gross profit margins and these margins declined in 2011 from 2010.  Our sales are not sufficient to pay our operating expenses. For 2011 and 2010, we reported operating losses of $1.1 million and $1.3 million, respectively, and at December 31, 2011 we had an accumulated deficit of approximately $19.8 million. We had working capital of $0.5 million at December 31, 2011 and we had cash of $1.4 million which our management believes is sufficient to fund our operations for the next 12 months. However, unless we are able to either significantly increase our gross profit margin or significantly reduce our operating expenses, we will in all likelihood continue to report operating losses. Given the competitive environment in which we operate and the trend of decreasing margins, there are no assurances that we will ever achieve operating profitability in the future.

We advance funds to related parties which reduces our cash and could impact our liquidity in future periods.

At December 31, 2011 and we were owed $0.6 million by Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. This advance is unsecured, non-interest bearing and due on demand. This advance has been outstanding in excess of two years.

We have a history of making interest free loans to strategic partners.  If these loans are not repaid, our liquidity will be adversely impacted.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.6 million and $1.0 million at December 31, 2011 and 2010, respectively.  If any of these loans should not be repaid on a timely basis, our working capital will be further depleted which would adversely impact our operations in future periods.

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

The last sale price of our common stock as reported on the OTC Bulletin Board $0.02 per share on March 20, 2012. As of March 20, 2012, there were approximately 231 record owners of our common stock.

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

Our Performance

Our revenues for 2011 grew by $1.5 million, or 6.5%, as compared to 2010.  Our gross profit margin decreased to 1.8% in 2011. Our operating expenses decreased by 40.1% in 2011 to $1.5 million. Our loss from operations decreased by 21.15% in 2011 from 2010. Our net loss in 2011 was $1.2 million, as compared to net loss of $0.2 million in 2010.  Our net loss in 2010 was reduced by the one-time non-cash gain of $1.6 million associated with the extinguishment of the liability related to registration rights penalties associated with our 2008 Unit offering.

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

RESULTS OF OPERATIONS

Sales Revenues

In 2011 sales revenues increase $1.5 million to $24.9 million, and reflects increased shipping activities, particularly during the fourth quarter of 2011, across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during most of 2011. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has so far failed to materialize. As a result, overseas shipping prices have dropped significantly during most of 2011, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of Sales and Gross Profit Margin

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $2.2 million in 2011 compared to 2010, which effectively offset the increase in sales revenues. Our gross margin was 1.8% in 2011 compared with 4.9% in 2010. Our gross margin in 2011 was adversely impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost.

Total Operating Expenses

Operating expenses of $1.5 million in 2011 represent a decrease of $1.0 million, or 39.9%, over 2010.  The decrease in 2011 was primarily due to a $0.7 million reduction in selling, general and administrative expenses based on  reductions in office expense and stock-based compensation expense , while in 2011 and 2010 we also had $0.3 million and $0.6 million in bad debt expense resulting from aging of certain outstanding trade receivables.

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

Net Loss

Net loss in 2011 was $1.2 million, as compared with net loss of $0.2 million in 2010.  The decrease in net loss for 2010 is primarily due to a gain on the extinguishment of the registration rights liability of $1.6 million, partially offset by a loss of $0.4 million related to the change in fair value of the warrants derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At December 31, 2011, we had cash on hand of $1.4 million as compared to $1.3 million at December 31, 2010. We had working capital of $0.5 million at December 31, 2011 primarily due lower current assets other than cash offset by higher accounts payable-trade which increased by $0.8 million, as compared to working capital of $1.7 million at December 31, 2010.

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

 Due from related parties of $0.6 million at December 31, 2011 and 2010, respectively, consist of unsecured, non-interest bearing advances to Shandong Huibo Import & Export Co., Ltd., a Chinese limited liability company, which is a minority owner of our company. These advances are payable on demand.

Accounts payable - trade increased by $0.8 million primarily due to accrued freight costs payable to shippers.

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

We maintain cash balances in the United States and China. At December 31, 2011 and 2010, our cash by geographic area was as follows:

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

The allowance for doubtful accounts is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers and knowledge of our industry segment in Asia. This evaluation process resulted in recognizing bad debt expense of $318,000 and $624,000 for fiscal 2011 and fiscal 2010, respectively.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, recent experience given the current global economic situation, including that of China, meaningful time horizons may change.  We have enhanced our focus on the evaluation of our customers??sustainability and adjusted our estimates as indicted in the current year.

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

ITEM 9.                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our control over financial reporting described below.

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)

Wei Chen 1	2011	28,336	-	-	-	-	-	-	28,336
	2010	26,553	-	340,000	-	-	-	-	366,553

           Stock awards in 2010 represent the grant of an aggregate of 4,000,000 shares of our common stock as additional compensation.

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

•           $87,667 due to Mr. Xiangfen Chen, the general manager of Xiamen branch, which is net of repayment of $71,425 during 2011,

•           $296,872 due to Mr. Bin Liu, the general manager of Shandong Jiajia’s Tianjin branch.

•           $561,062 due to Tianjin Sincere Logistics Co., Ltd., a company of which Mr. Hui Liu is a 90% owner, net of repayments of $285,925 during 2011, and

•           $405,142 due to CD International Enterprises, Inc.

Director Independence

Neither of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for 2011 and 2010.

	2011	2010

Audit Fees	$133,753	$99,500
Audit-Related Fees	-	-
Tax Fees	58,496	-
All Other Fees	-	-
Total	$192,249	$99,500

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

10.7	Rental Agreement dated March 25, 2011 between Yonggan Fan and Shandong Jiajia International Freight & Forwarding ,Ltd. *
10.8	Lease Agreement dated December 31, 2011 between Xiangfen Chen and Shandong Jiajia International Freight & Forwarding, Ltd. *
10.9	Promissory Notes due China Direct Investments, Inc. including note extension *
10.10	Employment Agreement dated October 12, 2011 between China Logistics Group, Inc. and Yuan Huang *
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer ***
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer ***
32.1	Section 1350 Certification of Chief Executive Officer ***
32.2	Section 1350 Certification of Chief Financial Officer ***

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           previously filed.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Amendment No. 1 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

***           filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Logistics Group, Inc.
May 28, 2013	By: /s/ Wei Chen
Wei Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Wei Chen Wei Chen	Chief Executive Officer, Chairman of the Board of Directors, President, Treasurer principal executive officer	May 28, 2013
/s/ Hui Lui Hui Lui	Director	May 28, 2013
/s/ Yuan Huang Yuan Huang	Chief Financial Officer, principal financial and accounting officer	May 28, 2013

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

/s/Sherb & Co., LLP

New York, New York
March 27, 2012, except for Note 12 as to which the date is June 13, 2013.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 and 2010

	2011	2010
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash	$1,396,896	$1,309,848
Accounts receivable, net	3,407,307	3,004,552
Other receivables	583,008	1,017,706
Advance to vendors and other prepaid expenses	24,356	347,409
Due from related parties	630,465	638,420
Total current assets	6,042,032	6,317,935

Property and equipment, net	37,674	35,124
Total assets	$6,079,706	$6,353,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$3,100,660	$2,269,157
Accrued expenses and other current liabilities	630,353	456,046
Advances from customers	485,102	466,056
Due to related parties	1,350,743	1,438,667
Foreign tax payable	10,267	15,153
Total current liabilities	5,577,125	4,645,079

Shareholders' equity :
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 10,000,000 shares authorized Series B convertible preferred stock - 450,000 issued and outstanding at December 31, 2011 and 2010	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at December 31, 2011 and 2010	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,763,182)	(19,088,146)
Accumulated other comprehensive loss	(141,899)	(127,408)
Total China Logistics Group, Inc. shareholders' equity	773,857	1,453,384
Non-controlling interest	(271,276)	244,596
Total shareholders' equity	502,581	1,707,980
Total liabilities and shareholders' equity	$6,079,706	$6,353,059

See notes to consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Years Ended December 31,
	2011	2010
	(As Restated)	(As Restated)
Sales	$24,869,518	$23,361,093
Cost of sales	24,431,175	22,206,183
Gross profit	438,343	1,154,910

Operating expenses:
Selling, general and administrative	1,161,209	1,841,679
Depreciation and amortization	13,229	16,382
Bad debt expense	318,195	624,149
Total operating expenses	1,492,633	2,482,210
Loss from operations	(1,054,290)	(1,327,300)

Other income (expenses):
Other (expense) income	(104,467)	36,868
Extinguishment of registration rights liability	-	1,597,000
Loss on change in fair value of derivative liability	-	(447,059)
Interest (expense) income	(562)	3,259
Total other (expenses) income	(105,029)	1,190,068
Loss before income taxes	(1,159,319)	(137,232)
Foreign taxes	17,670	28,841
Net loss	(1,176,989)	(166,073)
Less: Net loss attributable to the noncontrolling interest	(501,953)	(249,574)
Net (loss) income attributable to China Logistics Group, Inc.	$(675,036)	$83,501

Comprehensive Loss:
Net loss	$(1,176,989)	$(166,073)
Foreign currency translation (loss) gain	(14,490)	51,014
Comprehensive Loss	$(1,191,479)	$(115,059)

Earnings (loss) per common share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	38,130,121
Diluted	41,508,203	42,630,121

See notes to consolidated financial statements.

CHINA LOGISTIC GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 (As Restated)

	China Logistics Group, Inc. Shareholders' Equity (Deficit)
	Preferred B Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total

Balance December 31, 2009 (As Restated)	450,000	$450	34,508,203	$34,508	$17,057,203	$(19,171,647)	$(178,422)	$445,159	$(1,812,749)

Shares issued as stock-based compensation			3,000,000	3,000	297,000				300,000
Stock issued in exchange for services			2,000,000	2,000	162,000				164,000
Modification of warrants issued in 2008 Unit Offering					2,982,777				2,982,777
Net income (loss)						83,501		(249,574)	(166,073)
Shares issued as stock-based compensation			2,000,000	2,000	138,000				140,000
Unrealized gain on foreign currency translation adjustment							51,014	49,011	100,025

Balance December 31, 2010 (As Restated)	450,000	450	41,508,203	41,508	20,636,980	(19,088,146)	(127,408)	244,596	1,707,980

Net loss						(675,036)		(501,953)	(1,176,989)
Unrealized loss on Foreign currency translation adjustment							(14,491)	(13,919)	(28,410)
Balance December 31, 2011 (As Restated)	450,000	$450	41,508,203	$41,508	$20,636,980	$(19,763,182)	$(141,899)	$(271,276)	$502,581

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010
	For the years Ended December 31,
	2011	2010
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,176,989)	$(166,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	13,229	16,382
Allowance for doubtful accounts	318,195	624,149
Change in fair value of derivative liability	-	447,059
Extinguishment of registration rights penalty	-	(1,597,000)
Stock based compensation	-	604,000
Changes in operating assets and liabilities:
Accounts receivable	(720,951)	(704,710)
Prepaid expenses and other current assets	-	82,956
Other receivables	434,698	-
Accounts payable	831,503	(85,482)
Other accruals and current liabilities	164,506	60,476
Taxes payable	(4,886)	(3,631)
Advances to vendors	323,053	(201,351)
Advances from customers	19,046	(9,302)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	201,405	(932,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(15,782)	(11,758)
Repayment of advances to related parties	63,413	17,666
Advances to related parties	(55,458)	(209,054)

NET CASH USED IN INVESTING ACTIVITIES	(7,827)	(203,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advance from related parties	(429,567)	-
Advances from related parties	341,642	624,441

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(87,925)	624,441

EFFECT OF EXCHANGE RATE ON CASH	(18,605)	100,242
NET INCREASE (DECREASE) IN CASH	87,048	(410,990)
CASH - beginning of period	1,309,848	1,720,838
CASH - end of period	$1,396,896	$1,309,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$37,805

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

Accounts Receivable

 The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis.  The allowance for doubtful accounts totaled $2,884,655 and $1,930,552 at December 31, 2011 and 2010, respectively.

Advances to Vendors and Other Prepaid Expenses

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers.  These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement.  Advances to vendors totaled $24,356 and $347,409 at December 31, 2011 and 2010, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current U.S. GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

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

 The following table sets forth the computation of basic and diluted earnings per share for the years end December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Numerator:
Net (loss) income applicable to common stockholders (A)	$(675,036)	$83,501

Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	38,130,121
Denominator for diluted earnings per share:
Series A and B Convertible Preferred Stock	-	4,500,000
Diluted weighted average shares outstanding (C)	41,508,203	42,630,121

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$(0.02)	$0.00
Earnings per share- diluted (A)/(C)	$(0.02)	$0.00

The Company had 31,558,500 and 33,561,000 outstanding common stock purchase warrants at December 31, 2011 and 2010, respectively, which were anti-dilutive and not included in diluted earnings per share.

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

For the years ended December 31, 2011, and 2010, depreciation expense totaled $13,229 and $16,382, respectively.

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

	December 31, 2011	December 31, 2010
	(Restated)	(Restated)
Loans receivable	$427,590	$801,474
Legal deposit	31,488	30,249
Deferred expense	51,331	84,327
Other	72,599	101,656
	$583,008	$1,017,706

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees and other operating expenses that have yet to be billed, and iii) accrued salaries.  The components of accruals and other current liabilities at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(Restated)	(Restated)
Loans payable	$494,905	$388,410
Accrued expenses	84,101	14,253
Accrued salaries	51,347	53,383
	$630,353	$456,046

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

Common Stock Purchase Warrants

        A summary of our common stock purchase warrant activity during 2011 and 2010 is as follows:

	Number of shares underlying warrants	Weighted average exercise price	Weighted average contractual life
Outstanding at December 31, 2009	33,563,500	$0.42	3.90
Granted	-
Exercised	(2,500)
Expired	-
Outstanding at December 31, 2010	33,561,000	$0.21	2.20
Granted	-
Exercised	-
Expired	(2,002,500)
Outstanding at December 31, 2011	31,558,500	$0.20	1.20

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

Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.  Langyunbu is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shandong Jiajia. These loans are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purposes. The amounts due to CD International Enterprises, Inc. as of December 31, 2011 was $405,142, which included $323,000 of working capital loans and $82,142 related to professional fees, primarily legal and accounting paid by China Direct on our behalf. The amounts due to China Direct as of December 31, 2010 was $237,473, which included $147,500 of working capital loans and $89,973 related to professional fees, primarily legal and accounting. The proceeds from these promissory notes were used for working capital purposes. The notes accrue interest at 4% annually and are due at various dates in 2012.

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

The components of income (loss) before income tax and noncontrolling interest consist of the following:

	Year Ended December 31,
	2011	2010
	(Restated)	(Restated)
US Operations	$(152,594)	$343,264
Chinese Operations	(1,006,725)	(480,494)
	$(1,159,319)	$(137,232)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010
US Operations	$-	$-
Chinese Operations	17,670	28,841
	$17,670	$28,841

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

The table below summarizes the reconciliation of the Company’s income tax provision computed at the statutory U.S. Federal rate and the actual tax provision:

	Year Ended December 31,
	2011	2010
	(Restated)	(Restated)
Income tax provision (benefit) at Federal statutory rate	$(394,000)	$(58,000)
State income taxes, net of Federal Benefit	(46,000)	(8,000)
Permanent differences	-	(216,000)
U.S. tax rate in excess of foreign tax rate	131,000	38,000
(Decrease) increase in valuation allowance	326,000	244,000
Tax provision (benefit)	$17,000	$29,000

The Company has net operating loss (“NOL”) carryforwards for United States income tax purposes at December 31, 2011 of approximately $11,825,000, which expire through the year 2031. The utilization of the Company’s NOL’s may be limited in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code. In addition to NOL’s for the Company’s US operations, the Company has NOL’s for their PRC operations totaling approximately $325,000 as of December 31, 2011 which will expire if not utilized by the Company within five years.

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

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(Restated)
Federal net operating loss carryforward	$855,000	$4,200,000
State net operating loss carryforward	101,000	670,000
Timing differences	-	125,000
	1,212,000	4,995,000
Valuation allowance	(1,212,000)	(4,995,000)
	$-	$-

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 10 – FOREIGN OPERATIONS

The table below presents information by regions for the years ended December 31, 2011 and 2010:

December 31, 2011	Sales	Assets
United States	$-	$22,257
Peoples Republic of China	24,869,518	6,057,449
	$24,869,518	$6,079,706
December 31, 2010
United States	$-	$117
Peoples Republic of China	23,361,093	6,352,942
	$23,361,093	$6,353,059

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

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 12 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of December 31, 2011 and 2010 and for the year ended December 31, 2011 and 2010. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s consolidated balance sheets at December 31, 2011 and 2010 and the statements of operations and comprehensive income (loss), statement of changes in stockholders’ equity (deficit), and statements of cash flows for the year ended December 31, 2011 and 2010 has been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements is shown in the tables as follows:

2011 Condensed consolidated Balance Sheet:	December 31, 2011
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	3,393,631	13,676	(a)(b)	3,407,307
Other receivables, net	598,750	(15,742)	(a)(b)	583,008
Advance to vendors and other prepaid expenses	-	24,356	(a)(b)	24,356
Total current assets	6,019,742	22,290		6,042,032
Total Assets	$6,057,416	$22,290		$6,079,706

Accounts payable - trade	3,574,287	(473,627)	(a)(b)	3,100,660
Accrued expenses and other current liabilities	789,070	(158,717)	(a)(b)	630,353
Total Current Liabilities	6,209,469	(632,344)		5,577,125
Total Liabilities	6,209,469	(632,344)		5,577,125

Stockholders’ Equity (Deficit):
Accumulated deficit	(20,218,197)	37,178	(a)
		417,837	(b)	(19,763,182)
Accumulated other comprehensive loss	(144,033)	(1,984)	(a)
		4,118	(b)	(141,899)
Total China Logistics Group, Inc. shareholders' equity	316,708	457,149	(a)(b)	773,857
Non-controlling interest	(468,761)	92,342	(a)	(271,276)
		105,143	(b)
Total shareholders' equity (deficit)	(152,053)	654,634		502,581
Total Liabilities and Stockholders’ Equity (Deficit)	$6,057,416	$22,290		$6,079,706

(a)	To adjust for the understatement of accounts receivable, net, advances to suppliers and accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009 and 2010.

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

2011 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):	For the Year ended December 31, 2011
	As Previously Reported	Adjustments to Restate		As Restated
Sales	$24,869,518	$-		$24,869,518
Cost of sales	24,369,914	61,261	(a)	24,431,175
Gross profit	499,604	(61,261)		438,343
Operating expenses:
Selling, general and administrative	1,113,524	60,914	(a)	1,174,438
Bad debt expense	571,794	(253,599)	(a)	318,195
Total operating expense	1,685,318	(192,685)		1,492,633
Loss from operations	(1,185,714)	131,424		(1,054,290)
Net loss	(1,308,413)	131,424		(1,176,989)
Less: net loss attributable to the non-controlling interest	596,199	(94,246)	(a)	501,953
Net (loss) income attributable to China Logistics Group, Inc.	$(712,214)	$37,178		$(675,036)

Comprehensive Loss:
Net loss	$(1,308,413)	$131,424		$(1,176,989)
Foreign currency translation (loss) gain	(12,506)	(1,984)		(14,490)
Comprehensive Loss	$(1,320,919)	$129,440		$(1,191,479)

Earnings (loss) per common share:
Basic	$(0.02)	$-		$(0.02)
Diluted	$(0.02)	$-		$(0.02)

(a)	To adjust for the understatement of accounts receivable, net, advances to suppliers and accounts payable and accrued expenses

2011 Condensed Consolidated Statement of Cash Flows:	For the Year ended December 31, 2011
	As Previously Reported	Adjustments to Restate	As Restated
Net Loss	$(1,308,413)	$131,424	$(1,176,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	(42,625)	360,820	318,195
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable:	(246,478)	(474,473)	(720,951)
Other receivables	418,956	15,742	434,698
Advance to vendors and other prepaid expenses	347,409	(24,356)	323,053
Accounts payable	915,577	(84,074)	831,503
Accrued expenses and other current liabilities	95,505	69,001	164,506
NET CASH PROVIDED BY OPERATING ACTIVITIES	207,320	(5,915)	201,405

EFFECT OF EXCHANGE RATE ON CASH	(24,520)	(5,915)	(18,605)
NET INCREASE IN CASH	87,048	-	87,048

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

2010 Condensed consolidated Balance Sheet:	December 31, 2010
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	3,104,526	(99,974)	(a)(b)	3,004,552
Advance to vendors and other prepaid expenses	-
Total current assets	6,417,909	(99,974)		6,317,935
Total Assets	$6,453,033	$(99,974)		$6,353,059

Accounts payable - trade	2,658,710	(389,553)	(a)(b)	2,269,157
Accrued expenses and other current liabilities	693,565	(237,519)	(a)(b)	456,046
Total Current Liabilities	5,272,151	(627,072)		4,645,079
Total Liabilities	5,272,151	(627,072)		4,645,079

Stockholders’ Equity:
Accumulated deficit	(19,505,982)	417,836	(b)	(19,088,146)
Accumulated other comprehensive loss	(131,527)	4,119	(a)(b)	(127,408)
Total China Logistics Group, Inc. shareholders' equity	1,041,429	421,955	(a)(b)	1,463,384
Non-controlling interest	139,454	105,142	(a)(b)	244,596
Total shareholders' equity	1,180,882	527,098		1,707,980
Total Liabilities and Stockholders’ Equity	$6,453,033	$(99,974)		$6,353,059

(a)	To adjust for the overstatement of accounts receivable, net, accounts payable and accrued expenses in 2010
(b)	To adjust for the overstatement of accounts payable and accrued expenses in 2009.

2010 Condensed Consolidated Statement of Operations and Comprehensive Income (Loss):	For the Year ended December 31, 2010
	As Previously Reported	Adjustments to Restate		As Restated
Gross profit	$1,154,910	$-		$1,154,910
Operating expenses:
Selling, general and administrative	1,941,653	(99,974)	(a)	1,841,679
Bad debt expense	524,173	99,976	(a)	624,149
Total operating expense	2,482,208	2	(c)	2,482,210
Loss from operations	(1,327,298)	(2)	(c)	(1,327,300)
Net loss	(166,072)	(1)	(c)	(166,073)
Less: net loss attributable to the non-controlling interest	201,792	47,782	(a)	249,574
Net income attributable to China Logistics Group, Inc.	$35,720	$47,781		$83,501

Comprehensive loss:
Net loss	$(166,072)	$(1)	(c)	$(166.073)
Foreign currency translation adjustment gain	46,978	4,036		51,014
Comprehensive Loss	$(119,094)	$4,035		$(115,059)

Net income per common share:
Basic	$0.00	$-		$0.00
Diluted	$0.00	$-		$0.00

(a)	To adjust for the understatement of accounts receivable, net, accounts payable, and accrued expenses
(c)	Rounding

CHINA LOGISTICS GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

2010 Condensed Consolidated Statement of Cash Flows:	For the Year ended December 31, 2010
	As Previously Reported	Adjustments to Restate	As Restated
Net Loss	$(166,072)	$(1)	$(166,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	524,173	99,976	624,149
Changes in operating liabilities:
Accounts payable	(75,110)	(10,372)	(85,482)
Accrued expenses and other current liabilities	157,989	(97,516)	60,473
NET CASH USED IN OPERATING ACTIVITIES	(924,617)	(7,910)	(932,527)

EFFECT OF EXCHANGE RATE ON CASH	92,332	7,910	100,242
NET DECREASE IN CASH	$(410,990)	$-	$(410,990)