Form 10-Q/A
period 2012-03-31
China Logistics Group Inc
filed 2013-08-14
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of China Logistics Group, Inc. for the period ended March 31, 2012 is amending the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 10, 2012 (the “Original Report”).  We are filing this Amendment No. 1 to reflect the restatement of our interim unaudited consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 contained therein. We have previously restated our audited financial statements for the year ended December 31, 2011, as reflected in our Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on June 17, 2013 and the effect of this restatement is also contained herein.  As disclosed in our Current Report on Form 8-K as filed on May 13, 2013 and as amended on Form 8-K/A as filed on May 21, 2013, at March 31, 2012 and 2011, we have determined that we incorrectly understated accounts receivable, net, and advances to suppliers, overstated accounts payable and accrued expenses and overstated beginning accumulated deficit.

Please see Note 11 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

Part I.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2012 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

i

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q/A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our history of losses and declining margins,

•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity,

•	our dependence on third party equipment and services to operate our business,

•	our dependence on third party cargo agents,

•	credit risks,

•	the slowdown of the Chinese economy or risks of inflation,

•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Renminbi,

•	uncertainties associated with the Peoples Republic of China ("PRC")’s legal system,

•	currency exchange restrictions and fluctuations in the value of the RMB,

•	economic, legal restrictions and business conditions in China,

•	adverse impact of recent Chinese accounting scandals,

•	material weaknesses in our internal control over financial reporting,

•	the closely-held nature of our securities,

•	limited public market for our common stock, and

•	the potential dilutive impact of the exercise of warrants, including warrants with cashless exercise provisions, or the conversion of preferred stock.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
ASSETS	(unaudited)
Current assets:
Cash	$2,321,902	$1,396,896
Accounts receivable, net	1,961,938	3,407,307
Notes receivable	23,764	-
Other receivables	618,429	583,008
Advances to vendors and other current assets	686,359	24,356
Due from related parties	598,570	630,465
Total current assets	6,210,962	6,042,032

Property and equipment, net	35,145	37,674
Total assets	$6,246,107	$6,079,706
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,343,600	$3,100,660
Accrued expenses and other current liabilities	928,645	630,353
Advances from customers	711,442	485,102
Due to related parties	1,032,975	1,350,743
Foreign tax payable	8,986	10,267
Total current liabilities	5,025,648	5,577,125

Shareholders’ equity:
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 450,000 shares authorized Series B convertible issued and outstanding at March 31, 2012 and December 31, 2011	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at March 31, 2012 and December 31, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,484,424)	(19,763,182)
Accumulated other comprehensive loss	(61,007)	(141,899)
Total China Logistics Group, Inc. shareholders' equity	1,133,507	773,857
Non-controlling interest	86,952	(271,276)
Total shareholders’ equity	1,220,459	502,581
Total liabilities and shareholders’ equity	$6,246,107	$6,079,706

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)	(As Restated)
Sales	$5,367,060	$4,609,433
Cost of sales	4,561,091	4,250,723
Gross profit	805,969	358,710

Operating expenses:
Selling, general and administrative	241,746	297,798
Gain on disposal of property and equipment	(1,089)	-
Depreciation and amortization	1,612	8,586
Bad debt expense	-	284,446
Bad debt recovery	-	(533,534)
Total operating expenses	242,269	57,296
Income from operations	563,700	301,414

Other income (expenses):
Other expense	(1,698)	(8,346)
Interest income (expense)	1,198	(1,796)
Total other expenses	(500)	(10,142)
Income before income taxes	563,200	291,272
Foreign taxes	3,935	1,548
Net Income	559,265	289,724
Less: net income attributable to the non-controlling interest	280,508	181,230
Net income attributable to China Logistics Group, Inc.	$278,757	$108,494

Comprehensive Income:
Net income	$559,265	$289,724
Foreign currency translation adjustment	80,893	13,733
Comprehensive income	$640,158	$303,457

Earnings per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	41,508,203
Diluted	46,008,203	46,008,203

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559,265	$289,724
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	1,612	8,586
Allowance for doubtful accounts	-	(249,088)
Gain from disposal of property plant	(1,089)	-
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	1,445,370	(441,386)
Notes receivable	(23,764)	-
Other receivables	(35,421)	118,990
Repayment of advances to related parties	51,130	66,278
Advances to related parties	(19,236)	(86,338)
Accounts payable	(757,060)	(186,030)
Other accruals and current liabilities	298,294	376,833
Taxes payable	(1,281)	(4,464)
Advances to vendors and other current assets	(662,003)	(92,335)
Advances from customers	226,340	659,042

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,082,157	459,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,217)
Proceeds from disposal of property and equipment	1,426	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,426	(2,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of advance from related parties	(318,325)	(658,368)
Advances from related parties	557	-

NET CASH USED IN FINANCING ACTIVITIES	(317,768)	(658,368)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	159,191	36,722
NET INCREASE (DECREASE) IN CASH	925,006	(164,051)
CASH - beginning of period	1,396,896	1,309,848
CASH - end of period	$2,321,902	$1,145,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$27,059

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

Accounts Receivable

The Company provides an allowance for doubtful accounts for the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. There is no set threshold amount or age for accounts receivable write-offs; any decision is made by management on an account-by-account basis. The allowance for doubtful accounts totaled $2,902,981 and $2,884,655 at March 31, 2012 and December 31, 2011, respectively.

Advances to Vendors and Other Current Assets

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other current assets totaled $686,359 and $24,356 at March 31, 2012 and December 31, 2011, respectively.

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the three months ended March 31, 2012 and 2011.

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

NOTE 3 – EARNINGS  PER SHARE

Under the provisions of ASC 260, “Earnings Per Share”, basic income  per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

The following table sets forth the computation of basic and diluted earnings per share for the three month ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income applicable to common stockholders (A)	$278,757	$108,494

Denominators:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	41,508,203	41,508,203
Denominator for diluted earnings per share
Series A and B convertible preferred stock	4,500,000	4,500,000
Denominator for diluted earnings per share adjusted weighted average shares outstanding (C)	46,008,203	46,008,203

Basic and Diluted Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.01	$0.00
Earnings per share- diluted (A)/(C)	$0.01	$0.00

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	Useful Lives	March 31, 2012	December 31, 2011
		(Unaudited)
Computer equipment	4 years	$49,353	$54,045
Furniture and equipment	4-5 years	108,904	112,089
		158,257	166,134
Less: accumulated depreciation		(123,112)	(128,460)
		$35,145	$37,674

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

	March 31, 2012	December 31, 2011
	(Unaudited) (As Restated)	(As Restated)
Loans receivable	$388,031	$427,590
Legal deposit	31,685	31,488
Deferred expense	139,699	51,331
Other	59,014	72,599
	$618,429	$583,008

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, accruals for professional fees and other operating expenses that have yet to be billed, and accrued salaries.  The components of accruals and other current liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited) (As Restated)	(As Restated)
Loans payable	$796,121	$494,905
Accrued expenses	87,948	84,101
Accrued salaries	44,576	51,347
	$928,645	$630,353
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

	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term

Outstanding at December 31, 2011	31,558,500	$0.20	1.00
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2012	31,558,500	$0.20	1.00

The common stock purchase warrants outstanding at March 31, 2012 include 31,558,500 warrants issued in connection with the 2008 Unit Offering. These warrants are currently exercisable at $0.20 per share and expire on April 30, 2013.

NOTE 8 – RELATED PARTIES TRANSACTIONS

Due from Related Parties

On March 31, 2012 and December 31, 2011, due from related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Due from Shangdong Huibo Import & Export Co., Ltd.	$365,458	$365,918
Due from Tianjin Sincere Logistics Co., Ltd.	148,570	199,240
Due from Tiang Gu Office	18,820	-
Due from Lianyunbu	65,722	65,307
Total	$598,570	$630,465

Due from related parties of $598,570 and $630,465 at March 31, 2012 and December 31, 2011, respectively, reflected advances due from Shangdong Huibo Import & Export Co., Ltd., a 24.3% shareholder in Shangdong Jiajia, Tianjin Sincere Logistics Co., Ltd., and Lianyunbu which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia. The loans are unsecured, non-interest bearing and repayable on demand.

Due to Related Parties

On March 31, 2012 and December 31, 2011, due to related parties consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Due to Xiangfen Chen	$88,225	$87,667
Due to Bin Liu	-	296,872
Due to Tianjin Sincere Logistics Co., Ltd.	539,608	561,062
Due to CD International Enterprises, Inc.	405,142	405,142
Total	$1,032,975	$1,350,743

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

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region for the three months ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31,
	2012		2011
	Revenues	Assets	Revenues	Assets
United States	$-	$5,726	$-	$10,128
People’s Republic of China	5,367,060	6,242,381	4,609,433	6,856,389
Totals	$5,367,060	$6,248,107	$4,609,433	$6,866,517

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

NOTE 11 – RESTATEMENT

The Company’s unaudited consolidated financial statements have been restated as of March 31, 2012 and for the three months ended March 31, 2012 and 2011. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and overstated accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s unaudited consolidated balance sheet at March 31, 2012 and the statements of operations and comprehensive income (loss), and statements of cash flows for the periods ended March 31, 2012 and 2011 have been restated herein. The effect of correcting these errors in the Company’s unaudited consolidated financial statements is shown in the tables as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

2012

Condensed Unaudited Consolidated Balance Sheet:	March 31, 2012
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	1,948,175	13,763	(a)(b)	1,961,938
Notes receivables, net	-	23,764	(c)	23,764
Advances to vendors and other current assets	545,532	140,827	(a)(b)	686,359
Total current assets	6,032,608	178,354		6,210,962
Total Assets	$6,067,753	$178,354		$6,246,107

Accounts payable – trade	2,703,328	(359,728)	(a)(b)	2,343,600
Accrued expenses and other current liabilities	1,087,364	(158,719)	(a)(b)	928,645
Total current liabilities	5,544,095	(518,447)		5,025,648
Total Liabilities	5,544,095	(518,447)		5,025,648

Stockholders’ Equity:
Accumulated deficit	(19,939,440)	37,178	(a)
		417,838	(b)	(19,484,424)
Accumulated other comprehensive loss	(84,646)	(1,984)	(a)
		4,117	(b)	(61,007)
		21,506	(a)(b)(c)
Total China Logistics Group, Inc. shareholders' equity	654,852	478,655	(a)(b)	1,133,507
Non-controlling interest	(131,194)	92,342	(a)	86,952
		105,143	(b)
		20,661	(a)(b)
Total shareholders' equity	523,658	696,801		1,220,459
Total Liabilities and Stockholders’ Equity	$6,067,753	$178,354		$6,246,107

(a)	To adjust for the understatement of accounts receivable, net, advances to vendors and other current assets, and the overstatement of accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009, 2010 and 2011.
(c)	To properly reflect note receivable balance incorrectly included in accumulated other comprehensive loss.

Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income	For the Three Months ended March 31, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Comprehensive income:
Net income	$559,265	$-	$559,265
Foreign currency translation gain	59,387	21,506	80,893
Comprehensive income	$618,652	$21,506	$640,158

Earnings per common share:
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Condensed Unaudited Consolidated Statement of Cash Flows:	For the Three Months ended March 31, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Net income	$559,265	$-	$559,265
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	11,358	(11,358)	-
Changes in operating assets and liabilities:
Accounts receivable	1,434,098	11,272	1,445,370
Notes receivable		(23,764)	(23,764)
Other receivables	(19,679)	(15,742)	(35,421)
Advances to vendors and other current assets	(545,532)	(116,471)	(662,003)
Accounts payable	(870,959)	113,899	(757,060)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,124,321	(42,164)	1,082,157

EFFECT OF EXCHANGE RATE ON CASH	117,027	42,164	159,191
NET INCREASE IN CASH	925,006	-	925,006

2011

Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income	For the Three Months ended March 31, 2011
	As Previously Reported	Adjustments to Restate	As Restated

Sales	$4,609,433	$-	$4,609,433
Cost of sales	4,190,551	60,172	4,250,723
Gross profit	418,882	(60,172)	358,710
Operating expenses:
Selling, general and administrative	294,137	3,661	297,798
Bad debt	51,135	233,311	284,446
Bad debt recovery	-	(533,534)	(533,534)
Total operating expenses	353,858	(296,562)	57,296
Income from operations	65,024	236,390	301,414
Income before income taxes	54,882	236,390	291,272
Net income	53,334	236,390	289,724
Less: net income attributable to non-controlling interest	88,661	92,569	181,230
Net income attributable to China Logistics Group, Inc.	$(35,327)	$142,821	$108,494

Comprehensive Income:
Net income	$53,334	$236,390	$289,724
Foreign currency translation gain	12,390	1,343	13,733
Comprehensive Income	$65,724	$237,733	$303,457

Earnings per common share:
Basic	$0.00	$-	$0.00
Diluted	$0.00	$-	$0.00

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Condensed Unaudited Consolidated Statement of Cash Flows:	For the Three Months ended March 31, 2011
	As Previously Reported	Adjustments to Restate	As Restated
Net income	$53,334	$236,390	$289,724
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	51,135	(300,223)	(249,088)
Changes in operating assets and liabilities:
Accounts receivable	(628,370)	186,984	(441,386)
Accounts payable	(225,547)	39,517	(186,030)
Other accruals and current liabilities	307,833	69,000	376,833
Advance to vendors and other current assets	43,378	(135,713)	(92,335)
NET CASH PROVIDED BY OPERATING ACTIVITIES	363,857	95,955	459,812

EFFECT OF EXCHANGE RATE ON CASH	132,677	(95,955)	36,722
NET DECREASE IN CASH	(164,051)	-	(164,051)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and footnotes, and in conjunction with the Management’s Discussion and Analysis in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Our Performance

Our revenues for the first quarter of 2012 grew by 16.4% as compared to the same period in 2011.  Our gross profit margin increased to 15.0% in the first quarter of 2012 from 7.8% for the same period in 2011. Our operating expenses increased by 322.8% in the first quarter of 2012 from the comparable period in 2011. Our income from operations in the first quarter of 2012 increased by approximately $262,000 as compared to the same period in 2011. Our net income in the first quarter of 2012 was $0.6 million, as compared to net income of $0.3 million in the same period of 2011.

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

RESULTS OF OPERATIONS

Sales Revenues

In the first quarter of 2012 the increase in our revenues and reflected increased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during most of 2011. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has so far not fully materialized.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, increased by $0.3 million in the first quarter of 2012 as compared to the same period in 2011. Our gross margin was 15.0% in the first quarter of 2012 as compared with 7.8% for the same period of 2011. Our gross margin in the first quarter of 2012 was impacted by stronger demand for our services than originally anticipated.

Total Operating Expenses

Total operating expenses increased 322.8% in the first quarter of 2012 over the same period in 2011. The increase in the 2012 period was primarily due to a decrease in bad debt recovery of $0.5 million offset by a $0.2 million decrease in bad debt expense and a decrease in selling, general and administrative expenses of $56,000 based on reductions in office expense and stock-based compensation expense.

Total Other Income (Expenses)

Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other expense of $500 in the first quarter of 2012 as compared to $10,000 in the same period in 2011.

Foreign Taxes

Foreign taxes for the first quarter of 2012 amounted to $3,935, an increase of $2,387 as compared to the same period in  2011. Foreign taxes represent China-based income tax provisions on China-sourced taxable income.

Net Income

Net income in the first quarter of 2012 was $0.6 million, as compared with net income of $0.3 million for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At March 31, 2012, we had cash on hand of $2.3 million as compared to $1.4 million at December 31, 2011. Our working capital was $1.2 million at March 31, 2012, as compared to working capital of $0.5 million at December 31, 2011.  We maintain cash balances in the United States and China. At March 31, 2012 and December 31, 2011, our cash by geographic area was as follows:

	March 31, 2012		December 31, 2011
United States	$5,726	0.2%	$22,256	1.6%
China	2,316,176	99.8%	1,374,640	98.4%
	$2,321,902	100%	$1,396,896	100%

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

Accrued expenses and other current liabilities increased by $0.3 million due to an increases in advances from unrelated parties and higher  accruals in the normal course of business associated with the increase in sales volume.

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

Cash Flow Analysis

 Net cash provided by operating activities in the first quarter of 2012 amounted to $1.1 million compared to net cash of $0.5 million for the same period in 2011. The increase in net cash in the 2012 period was primarily due to net income of $0.6 million and $1.8 million increase in accounts receivable due to sales increase, offset by $0.8 million increase in accounts payable due to freight costs for the period, and an increase of $0.7 million in prepayments to vendors.

 Net cash provided by investing activities for the first quarter of 2012 amounted to $1,426, primarily due to due to proceeds from disposal of property and equipment, with no comparable amounts for the same period in 2011.

Net cash used in financing activities in the first quarter of 2012 amounted to $0.3 million, as compared to of $0.6 million in the comparable 2011 period, primarily due to payments of advances to related parties.

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

Based on this evaluation we initially concluded that as of March 31, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting previously identified in our Annual Report on Form 10-K/A for the year ended December 31, 2011.  Subsequent to this initial evaluation, and as described elsewhere herein, we were required to restate our financial statements for the three months ended March 31, 2012 to correct errors in those financial statements.  We do not expect that we will have effective disclosure controls and procedures until such time as we remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been no change in our Legal Proceedings from those previously discussed in Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K/A for the period ended December 31, 2011.

 ITEM 1A.  RISK FACTORS.

There have been no material developments related to the disclosure in “Part I - Item 3. Legal Proceedings” of our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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
10.5
Lease Agreement dated June 1, 2011 between Wei Chen and Shandong Jiajia International Freight & Forwarding ,Ltd.(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.6
Office Lease Contract dated January 26, 2011 between Sinochem International Information Company, Qingdao Branch (On behalf of China Foreign Economic and Trade Trust Limited Company) and Shandong Jiajia International Freight & Forwarding ,Ltd.(Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.7
Rental Agreement dated March 25, 2011 between Yonggan Fan and Shandong Jiajia International Freight & Forwarding ,Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.8
Lease Agreement dated December 31, 2011 between Xiangfen Chen and Shandong Jiajia International Freight & Forwarding, Ltd. (Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)

10.9	Promissory Notes due China Direct Investments, Inc. including note extension (Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)
10.10	Employment Agreement dated October 12, 2011 between China Logistics Group, Inc. and Yuan Huang (Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2011)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith.

**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June xx, 2013	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)