Form 10-Q/A
period 2012-06-30
China Logistics Group Inc
filed 2013-08-14
CIK 1123493

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of China Logistics Group, Inc. for the period ended June 30, 2012 is amending the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 8, 2012 (the “Original Report”).  We are filing this Amendment No. 1 to reflect the restatement of our interim unaudited consolidated financial statements as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 contained therein. We have previously restated our audited financial statements for the year ended December 31, 2011, as reflected in our Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on June 17, 2013 and the effect of this restatement is also contained herein. As disclosed in our Current Report on Form 8-K as filed on May 13, 2013 and as amended on Form 8-K/A as filed on May 21. 2013, at June 30, 2012 and 2011, we have determined that we incorrectly understated accounts receivable, net, and advances to suppliers, overstated accounts payable and accrued expenses and overstated beginning accumulated deficit.

            Please see Note 11 - Restatement contained in the Notes to Unaudited Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of this restatement.  In addition, we have amended the following sections of this report:

Part I.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 to the Form 10-Q for the period ended June 30, 2012 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.  This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report, and no attempt has been made herein to modify or update the other disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

i

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
Form 10-Q/A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,??and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(As Restated)	(As Restated)
ASSETS	(Unaudited)
Current assets:
Cash	$2,024,290	$1,396,896
Accounts receivable, net	2,183,853	3,407,307
Other receivables	702,467	583,008
Advances to vendors and other current assets	692,888	24,356
Due from related parties	685,888	630,465
Total current assets	6,289,386	6,042,032

Property and equipment, net	58,129	37,674
Total assets	$6,347,515	$6,079,706
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,389,688	$3,100,660
Accrued expenses and other current liabilities	694,638	630,353
Advances from customers	697,769	485,102
Due to related parties	1,245,393	1,350,743
Foreign tax payable	5,860	10,267
Total current liabilities	5,033,348	5,577,125

Shareholders’ equity:
China Logistics Group, Inc. shareholders' equity:
Preferred stock - $0.001 par value, 450,000 shares authorized Series B convertible issued and outstanding at June 30, 2012 and December 31, 2011	450	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 41,508,203 shares issued and outstanding at June 30, 2012 and December 31, 2011	41,508	41,508
Additional paid-in capital	20,636,980	20,636,980
Accumulated deficit	(19,423,602)	(19,763,182)
Accumulated other comprehensive loss	(82,698)	(141,899)
Total China Logistics Group, Inc. shareholders' equity	1,172,638	773,857
Non-controlling interest	141,529	(271,276)
Total shareholders’ equity	1,314,167	502,581
Total liabilities and shareholders’ equity	$6,347,515	$6,079,706

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Sales	$6,200,412	$6,064,231	$11,567,472	$10,673,664
Cost of sales	5,777,884	5,719,005	10,338,975	9,969,728
Gross profit	422,528	345,226	1,228,497	703,936

Operating expenses:
Selling, general and administrative	284,553	294,137	527,911	600,521
Gain on disposal of property and equipment	-	-	(1,089)	-
Bad debt expense	-	1,729	-	286,175
Bad debt recovery	-	(3,243)	-	(536,777)
Total operating expenses	284,553	292,623	526,822	349,919
Income from operations	137,975	52,603	701,675	354,017

Other (expenses) income:
Other expense	(1,191)	(6,650)	(2,889)	(14,996)
Interest (expense) income	(1,013)	243	185	(1,553)
Total other expenses, net	(2,204)	(6,407)	(2,704)	(16,549)
Income before income taxes	135,771	46,196	698,971	337,468
Foreign income taxes (benefit)	(471)	4,070	3,464	5,618
Net Income	136,242	42,126	695,507	331,850
Less: net income attributable to the non-controlling interest	75,419	36,813	355,927	218,043
Net income attributable to China Logistics Group, Inc.	$60,823	$5,313	$339,580	$113,807

Comprehensive income:
Net income	$136,242	$42,126	$695,507	$331,850
Foreign currency translation adjustments	(21,693)	1,059	59,200	14,792
Comprehensive income	114,549	43,185	754,707	346,642
Less: net income attributable to non-controlling interests	75,419	36,813	355,927	218,043
Comprehensive income attributable to China Logistics Group, Inc.	$39,130	$6,372	$398,780	$128,599
Earnings per common share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares outstanding:
Basic	41,508,203	41,508,203	41,508,203	41,508,203
Diluted	46,008,203	46,008,203	46,008,203	46,008,203

See accompanying notes to unaudited consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(As Restated)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$695,507	$331,850
Adjustments to reconcile net income to net cash provided by from operating activities:
Depreciation expense	3,446	11,907
Changes in operating assets and liabilities:
Accounts receivable	1,221,882	(1,352,660)

Other receivables	(119,459)	518,523
Repayment of advances to related parties	7,309	64,207
Advances to related parties	(62,732)	(90,320)
Accounts payable	(710,972)	(119,141)
Accrued expenses and other current liabilities	64,287	386,777
Taxes payable	(4,407)	(5,012)
Advances to vendors and other current assets	(668,532)	(144,038)
Advances from customers	212,667	833,721

NET CASH PROVIDED BY OPERATING ACTIVITIES	638,995	435,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	1,426	-
Purchase of property and equipment	(24,210)	(4,274)

NET CASH USED IN INVESTING ACTIVITIES	(22,784)	(4,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of advances from related parties	(106,294)	(674,074)
Advances to related parties	945	-

NET CASH USED IN FINANCING ACTIVITIES	(105,349)	(674,074)

EFFECT OF EXCHANGE RATE ON CASH	116,532	38,801
NET INCREASE (DECREASE) IN CASH	627,394	(203,733)
CASH - beginning of period	1,396,896	1,309,848
CASH - end of period	$2,024,290	$1,106,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for foreign taxes	$23,843	$5,101

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of its accounts receivable. This estimate is based on the historical collection experience and a review of the current status of trade receivables. The allowance for doubtful accounts totaled $2,904,499 and $2,884,655 at June 30, 2012 and December 31, 2011, respectively.

Advances to Vendors and Other Current Assets

Advances to vendors and other prepaid expenses consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other prepaid expenses totaled $692,888 and $24,356 at June 30, 2012 and December 31, 2011, respectively.

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

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the six months ended June 30, 2012 and 2011.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $697,769 and $485,102 at June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012	June 30, 2011	December 31, 2011
Balance sheet	6.3089	0	6.3523
Statement of operations	6.3027	6.5316	0

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

Non-controlling Interest

Non-controlling interests in our subsidiaries are recorded as a component of our equity, separate from the parent’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(As Restated) (Unaudited)	(Unaudited)	(As Restated) (Unaudited)
Numerator:
Net Income applicable to common stockholders (A)	$60,823	$5,313	$339,580	$113,807
Denominators:
Denominator for basic earnings per share:
Weighted average shares outstanding (B)	41,508,203	41,508,203	41,508,203	41,508,203
Series B convertible preferred stock
Denominator for diluted earnings (loss) per share:	4,500,000	4,500,000	4,500,000	4,500,000
Diluted weighted average shares outstanding	46,008,203	46,008,203	46,008,203	46,008,203
Earnings per share-basic (A)/(B)	$0.00	$0.00	$0.01	$0.00
Earnings per share-diluted (A)/(B)	$0.00	$0.00	$0.01	$0.00

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	Useful Lives	June 30, 2012	December 31, 2011
		(As Restated) (Unaudited)	(As Restated)
Computer equipment	4 years	$49,379	$54,045
Furniture and equipment	4-5 years	134,814	112,089
		184,193	166,134
Less: accumulated depreciation		(126,064)	(128,460)
		$58,129	$37,674

For the six months ended June 30, 2012, and 2011, depreciation expense totaled $3,446 and $11,907, respectively.

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

	June 30, 2012	December 31, 2011
	(As Restated) (Unaudited)	(As Restated)
Loans receivable	$500,408	$427,590
Deferred expenses	128,325	51,331
Legal deposit	31,701	31,488
Other	32,454	72,599
	$692,888	$583,008

 NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, accruals for professional fees that have not yet been billed, and accrued salaries.  The components of accruals and other current liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(As Restated) (Unaudited)	(As Restated)
Loans payable	$558,459	$494,905
Accrued expenses	91,580	81,101
Accrued salaries	44,599	51,347
	$694,638	$630,353

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month period ended June 30, 2012 is as follows:

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

On June 30, 2012 and December 31, 2011 due from related parties consisted of the following:

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

NOTE 9 – FOREIGN OPERATIONS

            The tables below present information by operating region for the six months ended June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30,
	2012		2011
	Revenues	Assets	Revenues	Assets
United States	$-	$2,755	$-	$502
People’s Republic of China	11,567,472	6,344,760	10,673,664	7,145,479
Total	$11,567,472	$6,347,515	$10,673,664	$7,145,981

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

NOTE 11-RESTATEMENT

The Company’s unaudited consolidated financial statements have been restated as of June 30, 2012 and for the six months ended June 30, 2012 and 2011. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and overstated accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s unaudited consolidated balance sheet at June 30, 2012 and the statements of operations and comprehensive income (loss), and statements of cash flows for the periods ended June 30, 2012 and 2011 have been restated herein. The effect of correcting these errors in the Company’s unaudited consolidated financial statements is shown in the tables as follows:

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

2012

Condensed Unaudited Consolidated Balance Sheet:	June 30, 2012
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	2,147,891	35,962	(a)(b)	2,183,853
Advance to vendors and other current assets	551,987	140,901	(a)(b)	692,888
Total current assets	6,112,523	176,863		6,289,386
Property and equipment, net	58,999	(870)	(c)	58,129
Total Assets	$6,171,522	$175,993		$6,347,515

Accounts payable – trade	2,749,555	(359,867)	(a)(b)	2,389,688
Accrued expenses and other current liabilities	853,356	(158,718)	(a)(b)	694,638
Total current liabilities	5,551,933	(518,585)		5,033,348
Total Liabilities	5,551,933	(518,585)		5,033,348

Stockholders’ Equity:
Accumulated deficit	(19,878,617)	37,197	(a)
		417,818	(b)	(19,423,602)
Accumulated other comprehensive loss	(105,204)	(1,982)	(a)
		4,117	(b)
		20,371	(a)(b)(c)	(82,698)
Total China Logistics Group, Inc. shareholders' equity	695,117	477,521		1,172,638
Non-controlling interest	(75,528)	92,342	(a)
		105,143	(b)
		19,572	(a)(b(c)	141,529
Total shareholders' equity	619,589	694,578		1,314,167
Total Liabilities and Stockholders??Equity	$6,171,522	$175,993		$6,347,515

(a)	To adjust for the understatement of accounts receivable, net, advances to vendors and other current assets, and the overstatement of accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009, 2010 and 2011.
(c)	To properly reflect note receivable balance incorrectly included in accumulated other comprehensive loss and other miscellaneous adjustment.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income	For the Six Months ended June 30, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Comprehensive Income:
Net income	$695,507	$-	$695,507
Foreign currency translation gain	38,829	20,371	59,200
Comprehensive Income	$734,336	$20,371	$754,707

Earnings per common share:
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

Condensed Unaudited Consolidated Statement of Cash Flows:	For the Six Months ended June 30, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Net Income	$695,507	$-	$695,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,576	870	3,446
Accounts receivable	1,245,739	(23,857)	1,221,882
Other receivables	(103,717)	(15,742)	(119,459)
Advances to vendors and other current assets	(551,987)	(116,545)	(668,532)
Accounts payable	(824,733)	113,761	(710,972)
NET CASH PROVIDED BY OPERATING ACTIVITIES	680,509	(41,514)	638,995

EFFECT OF EXCHANGE RATE ON CASH	75,018	41,514	116,532
NET INCREASE IN CASH	627,394	-	627,394

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

2011

Condensed Unaudited Consolidated Statement of Operations and Comprehensive Income	For the Six Months ended June 30, 2011
	As Previously Reported	Adjustments to Restate	As Restated

Sales	$10,673,664	$-	$10,673,664
Cost of sales	9,909,191	60,537	9,969,728
Gross profit	764,473	(60,537)	703,936
Operating expenses:
Selling, general and administrative	539,608	60,913	600,521
Bad debt	-	286,175	286,175
Bad debt recovery	-	(536,777)	(536,777)
Total operating expenses	539,608	(189,689)	349,919
Income from operations	224,865	129,152	354,017
Income before income taxes	208,316	129,152	337,468
Net income	202,698	129,152	331,850
Less: net income attributable to non-controlling interest	124,911	93,132	218,043
Net income attributable to China Logistics Group, Inc.	$77,787	$36,020	$113,807

Comprehensive Income:
Net income	$202,698	$129,152	$331,850
Foreign currency translation gain	3,492	11,300	14,792
Comprehensive Income	$206,190	$140,452	$346,642

Earnings per common share:
Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

Condensed Unaudited Consolidated Statement of Cash Flows:	For the Six Months ended June 30, 2011
	As Previously Reported	Adjustments to Restate	As Restated
Net income	$202,698	$129,152	$331,850
Adjustments to reconcile net income to net cash provided by from operating activities:
Accounts receivable	(1,239,243)	(113,417)	(1,352,660)
Other receivable	533,724	(15,201)	518,523
Accounts payable	(155,193)	36,052	(119,141)
Other accruals and current liabilities	317,777	69,000	386,777
Advance to vendors and other current assets	(6,496)	(137,542)	(144,038)
NET CASH PROVIDED BY OPERATING ACTIVITIES	467,770	(31,956)	435,814
EFFECT OF EXCHANGE RATE ON CASH	6,845	31,956	38,801
NET DECREASE IN CASH	(203,733)	-	(203,733)

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

Our Performance

Our revenues for the second quarter of 2012 grew by 2% as compared to the same period in 2011. For the first six months of 2012, revenues increased by $0.9 million, or 8% as compared to the same period in 2011.  Our gross profit margin increased to 6.8% in the second quarter of 2012 from 5.7% for the same period in 2011. For the first six months of 2012, our gross profit margin was 10.6%, compared to 6.6% in the first six months of 2011.  Our operating expenses decreased by $8,000 in the second quarter of 2012 as compared to the same period in 2011, and increased by $0.2 million in the first six months of 2012, as compared to 2011. Our operating income was $0.1 million and $0.7 million for the three and six months ended June 30, 2012, respectively, as compared to operating income of $0.01 million and $0.4 million for the three and six months ended June 30, 2011, respectively. Our net income for the three and six months ended June 30, 2012 was $0.1 million and $0.7 million, respectively, as compared to net income of $42,000 and $0.3 million for the three and six months ended June 30, 2011.

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

RESULTS OF OPERATIONS

Sales Revenues

In the second quarter of 2012 the increase in our revenues of 2% reflected increased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. However, the increase in freight traffic volume was offset by decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to sluggish global economy during 2011 and the first two quarters of 2012.

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

Cost of sales increased by $0.4 million, or 3.7%, for the first six months of 2012, as compared with the same period in 2011. For the first six months of 2012, our gross margin was 10.6%, compared to 6.6% in the first six months of 2011. During the first six months of 2012 our gross margin was impacted by stronger demand for our services than originally anticipated. The improved gross profit margin for the first six months of 2012 was primarily due to lower prices provided to us by freight carriers that more than offset the price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses decreased approximately $8,000 in the second quarter of 2012 over the same period in 2011. The increase for the second quarter of 2012 was primarily due to a slight  decrease in selling, general and administrative expenses. Total operating expenses increased by 50.6%in the first six months of 2012 as compared to the same period in 2011 primarily due to the recording of bad debt recovery, net of bad debt expense of approximately $251,000 during the six months ended June 30, 2011 with no comparable bad debt recovery during the 2012 period.

Total Other Income (Expenses)

                    Total other income, net, which consists of interest income and expense, non-operating income and expense items and other gains and losses not reflected within income from operations, resulted in a net other expense of $2,204 in the second quarter of 2012 and $2,704 for the first six months of 2012 as compared to $6,407 and $16,549, respectively, for the same period in 2011.

Net Income

Net income for the second quarter and first six months of 2012 totaled $0.1 million and $0.7 million, respectively, compared to net income of approximately $42,000 and $0.3 million for the second quarter and first six months of 2011. The improvement in earnings is primarily due to higher gross profit in 2012.

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At June 30, 2012, we had cash on hand of $2.0 million as compared to $1.4 million at December 31, 2011. Our working capital was $1.3 million at June 30, 2012, as compared to $0.5 million at December 31, 2011.  We maintain cash balances in the United States and China. At June 30, 2012 and December 31, 2011, our cash by geographic area was as follows:

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

   We do not currently have any commitments for capital expenditures and no external sources of capital. We rely on cash generated in our business and loans to provide sufficient working capital for our operations. We currently have $0.6 million of loans payable due on demand to third parties and $0.4 million of notes due during 2012 to a related party. While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand and other components of our working capital will be sufficient to fund our operations and satisfy our obligations for the next twelve months.  If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital.  We do not have any commitments for any additional capital and have been relying on advances from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

Our days’ sales outstanding of gross accounts receivable as of June 30, 2012 was 61 days, as compared to 63 days as of December 31, 2011, with no bad debt expense for 2012.

From time to time we lend working capitals to unrelated key customers and strategic partners who refer businesses to us. Generally, the loans are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these loans in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these loans is made by our senior management, subject to the availability of sufficient capital. We have not established a reserve for these loans as historically all such loans have been repaid on a timely basis. These amounts, which totaled $0.7 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively, are reflected in other r eceivables. Other receivables also include $for expected refunds of customs duties and miscellaneous receivables incurred in the ordinary course of business.

Accounts payable - trade decreased by $0.7 million primarily due to payments for previously accrued freight costs to shippers.

Other accrued expenses and other current liabilities increased by $0.1 million due to decreases in advances from unrelated parties and lower accruals in the normal course of business associated with the increase in sales volume.

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

Cash Flow Analysis

 Net cash provided by operating activities for the six months ended June 30, 2012 amounted to $0.6 million compared to net cash provided of $0.4 million for the same period in 2011. The increase in net cash in the 2012 period was primarily due to net income of $0.7 million and $1.2 million decrease in accounts receivable due to collections on accounts, offset by $0.8 million decrease in accounts payable due to freight costs for the period, and an increase of $0.5 million in prepayments to vendors.

 Net cash used in investing activities for the second quarter of 2012 amounted to $22,784, primarily due expenditures for property and equipment with $4,274 for the same period in 2011.

             Net cash used in financing activities during the six months ended June 30, 2012 amounted to $0.1 million, as compared to of $0.7 million in the comparable 2011 period, primarily due to payments of advances to related parties.

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

Based on this evaluation we initially concluded that as of June 30, 2012 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to this initial evaluation, and as described elsewhere herein, we were required to restate our financial statements for the six months ended June 30, 2012 to correct errors in those financial statements. We do not expect that we will have effective disclosure controls and procedures until such time as we remediate the material weaknesses in our internal control over financial reporting.

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

Date: August 14, 2013	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)