Form 10-Q
period 2013-06-30
China Logistics Group Inc
filed 2013-08-20
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 180 days.
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
[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,393,388 shares of common stock are issued and outstanding as of August 15, 2013.

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
•
the conversion terms of the convertible promissory notes entered into during the six months ended June 30, 2013 which are subject to various conversion features and the terms of the notes which may restrict our ability to undertake certain transactions,

•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity,
•	our dependence on third party equipment and services to operate our business,
•	our dependence on third party cargo agents,
•	credit risks, including the need to write off a related party receivable,
•	the slow down of the Chinese economy or risks of inflation,
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Chinese Renminbi (“RMB”);
•	uncertainties associated with the People’s Republic of China ("PRC")’s legal system,
•	currency exchange restrictions and fluctuations in the value of the RMB,
•	economic, legal restrictions and business conditions in China,
•	adverse impact of recent Chinese accounting scandals,
•	material weaknesses in our disclosure controls and internal control over financial reporting,
•	management’s significant holdings of our common stock,
•	limited public market for our common stock, and
•	potential dilutive impact upon the conversion of convertible notes.

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

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,289,501	$2,414,507
Note receivable	57,993	7,935
Accounts receivable, net	727,729	1,277,741
Other receivables, net	285,323	349,093
Advance to vendors and other current assets	30,249	57,869

Total current assets	3,390,795	4,107,145

PROPERTY AND EQUIPMENT, NET	159,160	64,862

Total assets	$3,549,955	$4,172,007

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Convertible notes payable, net	$189,276	$-
Accounts payable - trade	2,111,130	2,636,667
Accrued expenses and other current liabilities	445,335	423,598
Advances from customers	175,697	302,042
Due to related parties	607,478	1,050,937

Total current liabilities	3,528,916	4,413,244

Derivative liability	38,861	-

Total liabilities	3,567,777	4,413,244

SHAREHOLDERS' EQUITY (DEFICIT):
China Logistics Group, Inc. shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
Series B convertible preferred stock - $.001 par value 1,295,000 shares authorized; 0 and 450,000 shares issued and outstanding at June 30, 2013 and and December 31, 2012, respectively	-	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 80,318,763 and 41,508,203 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	80,319	41,508
Additional paid-in capital	21,120,977	20,636,980
Accumulated deficit	(20,553,440)	(20,247,282)
Accumulated other comprehensive loss	(85,869)	(94,549)
Total China Logistics Group, Inc. shareholders' equity	561,987	337,107
Non-controlling interest	(579,809)	(578,344)

Total shareholders' equity (deficit)	(17,822)	(241,237)

Total liabilities and shareholders' equity (deficit)	$3,549,955	$4,172,007

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(As Restated)		(As Restated)
Sales	$3,487,121	$6,200,412	$6,889,799	$11,567,472
Cost of sales	3,298,695	5,777,884	6,156,112	10,338,975
Gross profit	188,426	422,528	733,687	1,228,497

Operating expenses:
Selling, general and administrative	304,737	284,553	619,678	527,911
Gain on disposal of property and equipment	-	-	-	(1,089)
Bad debt expense	235,326	-	167,351	-
Total operating expenses	540,063	284,553	787,028	526,822

(Loss) income from operations	(351,637)	137,975	(53,342)	701,675

Other income (expenses):
Interest income	4,176	1,541	5,121	2,739
Interest expense	(130,883)	-	(191,805)	-
Foreign currency transaction gains (loss)	(34,456)	-	(34,456)	-
Initial derivative expense and change in fair value of derivative liability	7,053	-	(34,717)	-
Other income (expense)	12,938	(3,745)	1,575	(5,443)

Total other expenses, net	(141,172)	(2,204)	(254,282)	(2,704)
(Loss) income before income taxes	(492,809)	135,771	(307,624)	698,971
Benefit (provision) for income taxes	-	471	-	(3,464)
Net (Loss) Income	(492,809)	136,242	(307,624)	695,507
Less: net (income) loss attributable to the non-controlling interest	170,884	(75,419)	1,465	(355,927)

Net (loss) income attributable to China Logistics Group, Inc.	$(321,925)	$60,823	$(306,159)	$339,580

Comprehensive income:
Net (loss) income	$(492,809)	$136,242	$(307,624)	$695,507
Foreign currency translation adjustments	7,211	(21,693)	8,680	59,200
Comprehensive (loss) income	(485,598)	114,549	(298,944)	754,707
Less: net (income) loss attributable to the non-controlling interest	170,884	(75,419)	1,465	(355,927)
Comprehensive (loss) income attributable to China Logistic Group, Inc.	$(314,714)	$39,130	$(297,479)	$398,780

Net (loss) income per common share:
Basic	$(0.01)	$-	$(0.01)	$0.01
Diluted	$(0.01)	$-	$(0.01)	$0.01
Weighted average number of shares outstanding:
Basic	63,827,683	41,508,203	59,272,911	41,508,203
Diluted	63,827,683	46,008,203	59,272,911	46,008,203

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June, 2013
	2013	2012
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(307,624)	$695,507
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	13,188	3,446
Amortization of debt discount	186,868	-
Change in fair market value of derivative liabilities	34,717	-
Allowance for doubtful accounts	167,351	-
Stock based compensation	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	578,053	1,221,882
Notes receivable	(49,363)
Advance to vendors and other current assets	22,264	(668,532)
Repayment of advances to related parties	-	7,309
Due from related party	974	(62,732)
Other receivables	(99,586)	(119,459)
Accounts payable	(570,872)	(710,972)
Accruals and current liabilities	42,807	64,287
Taxes payable	-	(4,408)
Advances from customers	(131,195)	212,667

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(82,417)	638,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,155)	(24,210)
Proceeds from disposal of property and equipment	-	1,426

NET CASH USED IN INVESTING ACTIVITIES	(105,155)	(22,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans payable, net	65,500	-
Repayment of advances to related parties	(62,004)	(106,294)
Advances from related parties	10,906	945

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,402	(105,349)
EFFECT OF EXCHANGE RATE ON CASH	48,164	116,532
NET (DECREASE) INCREASE IN CASH	(125,006)	627,394

CASH - beginning of period	2,414,507	1,396,896
CASH - end of period	$2,289,501	$2,024,290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$23,843

Non-cash investing and financing activities:
Common stock issued for convertible notes and accrued interest	$396,643	$-
Notes, advances, and interest payable - related party reclassified to convertible notes	$433,411	$-

See notes to unaudited condensed consolidated financial statements.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $20,553,440 at June 30, 2013 and a working capital deficit of $138,121 at June 30, 2013. During the six months ended June 30, 2013, the Company used cash in operating activities of $82,417. The Company has incurred net (loss) income of $(307,624) and $695,507 for the six months ended June 30, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and to obtain any necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the ability of the Company to continue as a going concern. These financial consolidated statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Significant estimates for the periods reported include the allowance for doubtful accounts, which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment in Asia, and historical bad debt experience.  This evaluation methodology has provided a reasonable estimate of bad debt expense in the past and we intend to continue to employ this approach in our analysis of collectability.  However, we are aware that given the varying recovery levels of our customers from the recent global economic situation meaningful time horizons may change.  Assumptions and estimates employed in these areas can be material to our reported financial condition and results of operations.  Actual results could differ from these estimates. Significant estimates for the six months ended June 30, 2013 and 2012 include the allowance for doubtful accounts on accounts receivable, the useful life of property and equipment, and assumptions used in assessing impairment of long-term assets.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Fair Value of Financial Instruments

We adopted the guidance of FASB Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The following table reflects changes for the six months ended June 30, 2013 for all financial assets and liabilities categorized as Level 3 as of June 30, 2013.

Liabilities:
Balance of derivative liabilities as of January 1, 2013	$-
Initial fair value of derivative liabilities attributable to debt discount	77,954
Derivative expense attributable to initial fair value of derivative liability	36,090
Reclassification of additional paid-in capital upon conversion	(73,810)
Gain from change in the fair value of derivative liabilities	(1,373)
Balance of derivative liabilities as of June 30 , 2013	$38,861

Concentration of Credit Risk

The Company's operations are carried out in the People’s Republic of China (“PRC"). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and notes and accounts receivable. We deposit our cash with high credit quality financial institutions in the United States and the PRC. At June 30, 2013, we had deposits of $2,289,439 in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. We have not experienced any losses in such bank accounts through June 30, 2013.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Accounts and Other Receivable

 Accounts and other receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews accounts and other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2013, allowance for doubtful accounts on accounts receivable totaled $3,363,959 and the allowance for doubtful accounts on other receivable amounted to $391,287. At December 31, 2012, allowance for doubtful accounts on accounts receivable totaled $3,303,295 and the allowance for doubtful accounts on other receivable amounted to $196,427, respectively.

Advance to Vendors and Other Current Assets

Advances to vendors and other current assets consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other current assets totaled $30,249 and $57,869 at June 30, 2013 and December 31, 2012, respectively.

Property and Equipment and Long-Lived assets

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives. Leasehold improvements, if any, are amortized on a straight-line basis over the shorter of the lease period or the estimated useful life. We periodically evaluate the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the six month ended June 30, 2013 and 2012.

Advances from Customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $175,697 and $302,042, at June 30, 2013 and December 31, 2012, respectively.

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Financial Accounting Standards Board (“FASB”) ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Derivative Liabilities

ASC Subtopic 815-40, “Contracts in Entity’s Own Equity,” requires that entities recognize as derivative liabilities the derivative instruments, including certain derivative instruments embedded in other contracts that are not indexed to an entity’s own stock. Pursuant to the provisions of ASC Section 815-40-15, an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC Subtopic 815-40 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency. In the case of any such warrants and convertible bonds, ASC Subtopic 815-40 provides that such warrants and bonds are to be treated as a liability at fair value with changes in fair value recognized in earnings.

Basic and Diluted Earnings per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, and shares issuable upon conversion of Series B convertible preferred stock. Stock warrants were excluded from the computation of diluted weighted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(As Restated) (Unaudited)	(Unaudited)	(As Restated) (Unaudited)
Numerator:
Net (loss) income applicable to China Logistics Group, Inc. (A)	$(321,925)	$60,823	$(306,159)	$339,580
Denominators:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding (B)	63,827,683	41,508,203	59,272,911	41,508,203
Series B convertible preferred stock
Denominator for diluted earnings (loss) per share:	-	4,500,000	-	4,500,000
Diluted weighted average shares outstanding	63,827,683	46,008,203	59,272,911	46,008,203
Earnings (loss) per common share-basic (A)/(B)	$0.00	$0.00	$(0.01)	$0.01
Earnings (loss) per common share-diluted (A)/(B)	$0.00	$0.00	$(0.01)	$0.01

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The Company's aggregate common stock equivalents at June 30, 2013 and 2012 include the following:

	June 30, 2013	June 30, 2012
Warrants	-	31,558,500
Series B convertible preferred stock	-	4,500,000
Total	-	36,058,500

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	June 30, 2013	June 30, 2012	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.1732	6.3089	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2395	6.3027

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

Comprehensive Income

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income for the three and six months ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	Useful Lives	June 30, 2013	December 31, 2012
		(Unaudited)
Trucks	5 years	$93,721	$-
Furniture and equipment	4-5 years	217,794	201,065
		311,515	201,065
Less: accumulated depreciation		(152,355)	(136,203)
		$159,160	$64,862

For the six months ended June 30, 2013, and 2012, depreciation expense totaled $13,188 and $3,446 respectively.

NOTE 4 – OTHER RECEIVABLES

Other receivables are comprised of advances to other entities with which we have a strategic or other business relationship, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest. We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report. The components of other receivables at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
Advances receivable	$670,360	$467,207
Deferred expenses	-	58,383
Other	6,250	19,930
	676,610	545,520
Less: allowance for doubtful accounts	(391,287)	(196,427)
	$285,323	$349,093

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of i) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, ii) accruals for professional fees that have not yet been billed, and iii) accrued salaries.  The components of accruals and other current liabilities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)
Other payables	$276,046	$273,994
Accrued expenses	103,606	97,633
Accrued salaries	65,683	51,971
	$445,335	$423,598

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes and related derivative liabilities

On February 5, 2013, the Company and Hanover Holding I, LLC (“Hanover”) entered into a Securities Purchase Agreement, providing for the issuance of the 12% Convertible Promissory Note in the principal amount of $27,000. The 12% convertible promissory note and all accrued interest is due on October 5, 2013. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the note is paid. Hanover is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 70% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Hanover requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). The Note has a Flex Floor at $0.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. The Company determined that the conversion feature of the 12% convertible promissory note represents an embedded derivative since the note is convertible into a variable number of shares.  Accordingly, the 12% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 5, 2013, the fair value of this derivative instrument of $35,502 was recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/(expense) in the consolidated statements of operations.

On February 6, 2013, CD International Enterprises, Inc. assigned certain loans and interest it is owed by the Company amounting to $50,952 to Magna Group LLC (“Magna”). In connection with this assignment, the Company and Magna entered into a Securities Purchase Agreement, providing for the issuance of the 6% Convertible Promissory Note (the “Magna Note”) in the principal amount of $50,952. The 6% convertible promissory note and all accrued interest is due on February 6, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 30% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). Magna will have a one-time Conversion Price to be used upon the first conversion of the Note that is equal to a price which is a 30% discount from the lowest Daily VWAP in the 10 days prior to the day that Magna requests conversion. The Note has a Flex Floor at $.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor"). If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. In February 2013, the entire outstanding principal amount and all accrued and unpaid interest was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively. The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the 6% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 6, 2013, the fair value of this derivative instrument of $78,542 was recorded as a liability on the consolidated balance sheet. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/ (expense) in the consolidated statements of operations.

The fair value of the derivative liability was estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0
Term (in years)	.29 to 1 year
Volatility	343% to 382%
Risk-free interest rate	0.10% - 0.14%

At June 30, 2013, on the initial measurement of the derivative liabilities, and on the conversion date of Magna note, the Company valued the derivative liability resulting in a loss in fair value of derivative liability of $34,717 for the six months ended June 30, 2013. For the six months ended June 30, 2013, amortization of debt discounts related to these convertible notes amounted to $67,828, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations.

Other convertible notes

On April 8 2013, the Company issued a 4% convertible note of the Company in the aggregate principal amount of $82,143 to its consultant China Direct Investments, Inc. (“CDII”) in connection with the reclassification of working capital advances due to CDII in 2012 and prior to this convertible note. Pursuant to this convertible note, CDII was entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 80% of the lowest VWAP in the 10 consecutive trading days prior to the day that CDII requests conversion. On May 21, 2013, this Note was fully converted into 3,422,617 shares of the Company’s common stock at a conversion price is $.024 per share.

On April 18, 2013, CDII assigned certain notes payable and the related accrued interest due to CDII amounting to $77,700 to Magna and Magna and the Company entered into an Assignment and Modification Agreement in connection with the issuance of a 6% convertible note of the Company to Magna in the aggregate principal amount of $77,700. The principal amount and its interest are due on January 18, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest VWAP in the 10 consecutive trading days prior to the day that Magna requests conversion, which subject to the Flex Floor price of $.00004 per share. In May and June 2013, this Note was fully converted into 7,629,231 shares of the Company’s common stock at an average conversion price is $.01018 per share.

On May 24, 2013, the Company, CDII and CFO Oncall, Inc (“CFO Oncall”) entered into an assignment agreement, in which CDII assigned to CFO Oncall a notes payable originally dated December 19, 2009 of $20,000 and accrued interest of $1,906 for an aggregate amount of $21,906 to CFO Oncall, and the Company issued a 4% Convertible Promissory Note in the principal amount of $21,906 to CFO Oncall. CFO Oncall was entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.0114. On June 25, 2013, this Note has been fully converted into 1,921,590 shares of the Company’s common stock.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

On May 29, 2013, the Company, CDII and Magna entered into an assignment agreement, in which CDII sold a series of notes owed to it by the Company to Magna with the aggregate principal amount of $108,000 and accrued interest of $10,030, and the Company issued a 6% convertible promissory note in the principal amount of $118,030 to Magna. The principal amount and its interest are due on January 29, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest 2 daily VWAPs in the 10 consecutive trading days prior to the day that Magna requests conversion. On June 26, 2013, $45,000 of this Note was converted into 4,952,449 shares of the Company’s common stock at a conversion price is $.009 per share. At June 30, 2013, the remaining principal balance of the note amounted to $73,030.

On June 12, 2013 the Company, CDII and Iconic Holdings, LLC (“Iconic”) entered into a series of agreements, in which Iconic purchased from CDII a $30,000 note that the Company owed to CDII dated October 2, 2011 and interest payable of $3,300, and the Company issued a10% Convertible Promissory Note in the principal amount of $33,000 to Iconic. The 10% convertible promissory note and all accrued interest are due on June 12, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the note is paid. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $.005 per share. At June 30, 2013, principal amounts due under this convertible note amounted to $33,000.

On June 12, 2013 the Company, CDII and Iconic entered into a series of agreements, in which Iconic purchased from CDII a $50,000 note dated December 2, 2011 that the Company owed to CDII and interest payable of $2,976, and the Company issued a 10% Convertible Promissory Note in the principal amount of $52,976 to Iconic. The 10% convertible promissory note and all accrued interest are due on June 12, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the note is paid. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $.005 per share. On June 30, 2013, $32,073 of this Note was converted into 3,963,786 shares of the Company’s common stock at a conversion price is $.008 per share. At June 30, 2013, principal amounts due under this convertible note amounted to $20,903.

On June 12, 2013 the Company and Iconic entered into two note purchase agreements, providing for the issuance of two 10% convertible note with the principal amount of $17,500 and $27,500 respectively, for an aggregate principal amount of $45,000. In connection with these convertible promissory notes, the Company paid a fee of $6,500 and received net cash proceeds of $38,500. The $6,500 fee paid was reflected as a debt discount to be amortized over the life of the loan. The principal amount and accrued interest of both notes are due on June 12, 2014. Any amount of principal or interest on the Notes which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the notes are paid. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $.005 per share. If the trading price falls below $.005 per share for 3 consecutive days, the floor price shall reset to $.0025. If the trading price falls below $.0025 per share for 3 consecutive days, the floor price shall reset again to $.00125. If the trading price falls below $.00125 per share for 3 consecutive days, the Company will have the right to pay the conversion amount in cash within 3 days of receiving the conversion notice or allow Iconic to convert. At June 30, 2013, principal amounts due under this convertible note amounted to $45,000.

Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since these other convertible promissory notes had fixed conversion percentages ranging from 60% to 80% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, during the six months ended June 30, 2013, the Company accrued a put premium amount aggregating $171,267 in this period since the notes are convertible for the conversion premium and recorded a debt discount of $171,267 which will be amortized over the remaining life of the respective note. Upon conversion of certain other convertible notes to common stock during the six months ended June 30, 2013, the Company reduced the put premium by $86,868 and reclassified the amount to additional paid-in capital. For the six months ended June 30, 2013, in connection with the amortization of the debt discount, the Company recorded interest expense of $119,040.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

At June 30, 2013 and December 31, 2012, convertible promissory notes consisted of the following:

	June 30, 2013	December 31, 2012
Principal amount	$198,933	$-
Put premium	84,399	-
	283,332	-
Less: unamortized debt discount	(94,056)	-
Convertible note payable, net	$189,276	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at June 30, 2013 and December 31, 2012.

  In December 2007, we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock. On March 28, 2008 holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock and 450,000 shares of Series B Convertible Preferred Stock held by CD International Enterprises, Inc. (“CDI”) remained outstanding at December 31, 2012. In February 2013, the Company issued 4,500,000 shares of its common stock in connection with the conversion of the remaining 450,000 shares of Series B Convertible Preferred Stock.

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

In February 2013, in connection with the conversion of the Magna note in the amount of $50,952 (see Note 6), the entire outstanding principal amount and all accrued and unpaid interest of $50,952 was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively.

During the three months ended June 30, 2013, in connection with the conversion of the certain other convertible notes in the aggregate amount of $258,822 (see Note 6), the Company issued 21,889,673 shares of Company’s common stock.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Common Stock Purchase Warrants

A summary of our common stock warrant activity during the six month ended June 30, 2013 is as follows:

	Number of Shares Underlying Warrants	Weighted Average exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2012	31,558,500	$0.20	0.33
Granted	-	-	-
Expired	(31,558,500)	0.20	-
Outstanding at June 30, 2013	-	$-	-

NOTE 8 –RELATED PARTY TRANSACTIONS

Due to Related Parties

On June 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Due to Xiangfen Chen	$25,414	$72,509
Due to Bin Liu	87,763	194,949
Due to Tianjin Sincere Logistics Co., Ltd.	249,039	177,137
Due to Shunbo International Freight Ltd.	48,124	2,671
Due to Lianyunbu	148,541	145,982
Due to Shang Jing	48,597	47,611
Due to CD International Enterprises, Inc.	-	410,078
Total	$607,478	$1,050,937

▪
Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch. Langyunbu, which is an entity affiliated with Hui Liu, a member of our Board of Directors and Chief Executive Officer of Shangdong Jiajia.

▪	Shang Jing is the general manager of Shandong Jiajia Qingdao Branch.
▪	Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.
▪	Lianyungang Shunbo International Freight Ltd. is a company owned by Shunhua Jiang, the Spouse of Shouliu Tang, the general manager of Lianyungang branch.
▪
The amounts due to CD International Enterprises, Inc.(“CDI”) as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDI on our behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrued interest at 4% annually and were due at various dates in 2012. In 2013, CDI assigned all loans and interest due and other amounts due to CDI to third parties and these notes, interest payable and other amounts due were exchanged for convertible notes pursuant to securities purchase agreements (see Note 6 and Note 11 – Subsequent Events)

Operating leases – related parties

We lease approximately 7,008 square feet of office space from Mr. Chen, our Chairman and CEO, at 23F. Gutai Beach Building No. 969, Zhongshan Road (South), Shanghai, China 200011 which serves as our principal executive offices under a lease which expires on May 31, 2014. Under the terms of this lease we pay Mr. Chen RMB 25,000 (approximately $3,966) per month in rent. We also pay a property management fee to an unrelated party of approximately RMB 11,719 (approximately $1,859) per month in connection with this lease. We plan on renewing the lease pursuant to the same term. For the six months ended June 30, 2013 and 2012, rent expense to related parties of $35,309 and $31,553, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 9 – FOREIGN OPERATIONS

The tables below present information by operating region at June 30, 2013 and for the six months ended June 30, 2013 and 2012, respectively:

	At June 30, 2013 and 2012 and for the Six Months Ended June 30,
	2013		2012
	Revenues	Assets	Revenues	Assets
	(Unaudited)	(Unaudited)	(As Restated)	(As Restated)
United States	$-	$6,312	$-	$2,755
People’s Republic of China	6,889,799	3,543,643	11,567,472	6,344,760
Total	$6,889,799	$3,549,955	$11,567,472	$6,347,515

NOTE 10 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of June 30, 2012 and for the six months ended June 30, 2012. On May 7, 2013, we determined that we incorrectly understated accounts receivable, net, advances to suppliers and accounts payable and accrued expenses and overstated beginning accumulated deficit. These restatements were caused by errors that occurred in the consolidation process and related to adjustments made to convert PRC GAAP financial statements to U.S. GAAP. Accordingly, the Company’s consolidated balance sheet at June 30, 2012 and the statement of operations and comprehensive income (loss), and statement of cash flows for the period ended June 30, 2012 has been restated herein. The effect of correcting these errors in the Company’s consolidated financial statements is shown in the tables as follows:

Condensed unaudited consolidated Balance Sheet:	June 30, 2012
	As Previously Reported	Adjustments to Restate		As Restated
Accounts receivable, net	2,147,891	35,962	(a)(b)	2,183,853
Advance to vendors and other current assets	551,987	140,901	(a)(b)	692,888
Total current assets	6,112,523	176,863		6,289,386
Property and equipment, net	58,999	(870)	(c)	58,,129
Total Assets	$6,171,522	$175,993		$6,347,515

Accounts payable – trade	2,749,555	(359,867)	(a)(b)	2,389,688
Accrued expenses and other current liabilities	853,356	(158,718)	(a)(b)	694,638
Total current liabilities	5,551,933	(518,585)		5,033,348
Total Liabilities	5,551,933	(518,585)		5,033,348

Stockholders’ Equity:
Accumulated deficit	(19,878,617)	37,197	(a)
		417,818	(b)	(19,423,602)
Accumulated other comprehensive loss	(105,204)	(1,982)	(a)
		4,117	(b)
		20,371	(a)(b)(c)	(82,698)
Total China Logistics Group, Inc. shareholders' equity	695,117	477,521		1,172,638
Non-controlling interest	(75,528)	92,342	(a)
		105,143	(b)
		19,572	(a)(b(c)	141,529
Total shareholders' equity	619,589	694,578		1,314,167
Total Liabilities and Stockholders’ Equity	$6,171,522	$175,993		$6,347,515

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

(a)	To adjust for the understatement of accounts receivable, net, advances to suppliers and other prepaid expenses, and the overstatement of accounts payable and accrued expenses in 2011
(b)	To adjust for the overstatement of accounts payable and accrued expenses and understatement of allowance for doubtful accounts related to 2009 and 2010.
(c)	To properly reflect note receivable balance incorrectly included in accumulated other comprehensive loss.

Condensed Consolidated Statement of Operations and Comprehensive Income	For the Six Months ended June 30, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Comprehensive Income:
Net income	$695,507	$-	$695,507
Foreign currency translation gain	38,829	20,371	59,200
Comprehensive Income	$734,336	$20,371	$754,707

Earnings per common share:
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

(a)	To adjust comprehensive income for foreign currency translation gains related to the restatement of certain assets and liabilities.

Condensed Unaudited Consolidated Statement of Cash Flows:	For the Six Months ended June 30, 2012
	As Previously Reported	Adjustments to Restate	As Restated
Net Income	$695,507	$-	$695,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,576	870	3,446
Accounts receivable	1,245,729	(23,857)	1,221,882
Other receivables	(103,717)	(15,742)	(119,459)
Advances to vendors and other current assets	(551,987)	(116,545)	(668,532)
Accounts payable	(824,733)	113,761	(710,972)
NET CASH PROVIDED BY OPERATING ACTIVITIES	680,509	(41,514)	638,995

EFFECT OF EXCHANGE RATE ON CASH	75,018	41,514	116,532
NET INCREASE IN CASH	$627,394	-	$627,394

NOTE 11 – SUBSEQUENT EVENTS

On July 9, 2013, we issued CDII 4,242,517 shares of our common stock as additional interest related to previously converted debt. These makeup shares related to the $82,143 note that was converted on May 21, 2013 and were issued to CDI to reimburse CDI for the loss CDI incurred from the sale of our common stock it received upon the conversion of the $82,143 note converted in May 2013. In connection with this issuance, the Company recorded interest expense of $43,925.

In July 2013, in connection with the conversion of certain Iconic convertible notes payable in the aggregate principal amount of $52,327, the Company issued 9,053,711 shares of its common stock.

In July 2013, in connection with the conversion of certain Magna convertible notes payable in the aggregate principal amount of $30,000, the Company issued 4,778,397 shares of its common stock.

On July 18, 2013, we entered a consulting agreement with CDII, whereby CDII agreed to provide consulting services to the Company for 2013 and for services previously rendered in 2012 and the Company agrees to issue to CDII an annual consulting fee of 9,000,000 shares of the Company’s common stock for each year for an aggregate of 18,000,000 shares. The Company value the shares of the grant date at $.01 per common share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Performance

Our revenue for the second quarter of 2013 decreased by 43.8%, or $2.7 million as compared to the same period in 2012. For the first six months of 2013 revenue decreased by $4.7 million, or 40.4% as compared to the same period in 2012. Our gross profit margin decreased to 5.4% in the second quarter of 2013 from 6.8% for the same period in 2012. For the first six months of 2013 and 2012, our gross profit margin was 10.6%. Our operating expense increased by 90% in the second quarter of 2013, as compared to the second quarter of 2012, and operating expenses increased by 49% in the first six months of 2013 as compared to the same period in 2012. Our operating loss was $351,640 in the second quarter, and $53,340 during the first six months ended June 30, 2013, as compared to operating income of $137,980 and $701,680 for the same period of 2012, respectively. Our net loss was $492,810 and $307,620 for the second quarter and first six months ended June 30, 2013 as compared to net income of $136,240 and $695,510 for the same period of 2012, respectively.

Our Outlook

Since 2012, affected by the unfavorable factors such as the European debt crisis, the recovery of the global economy and trading market has been very slow and the future remains uncertain. The international ocean freight forwarding market has been negatively impacted, especially by shipping capacity surplus and by the low price of shipping.

Consistent with the growth of import volumes along with steady appreciation of the Chinese currency against U.S. dollar, we believe that the imports-related business in China will continue to emerge as a driving force in the Chinese freight forwarding industry in the coming decade. The industry is under pressure to make adjustments in operations and consolidate resources to cater to this gradual transformation in Chinese foreign trade. Our sales from the imports business accounted for approximately 8.9% and 5% of our total revenues in the second quarter of 2013 and 2012, respectively.

Since 2012, we have seen a decrease in freight traffic volume and a decrease in our total sales revenues and we face a number of challenges in growing our business, many of which are beyond our control. We also foresee continued competition in the marketplace that may negatively impact our gross profit margin in future periods.

While we believe the future of international ocean freight forwarding market is uncertain and faces huge challenges including continued global economic recovery, we believe we can grow our business in fiscal 2013, both domestically and in our major international markets. We are currently negotiating and will be working more closely with another logistic company to have access of their clients and lower operating cost. We have begun several initiatives in recent quarters to expand our business in an effort to capitalize on what we believe will be stronger areas in both the domestic and international freight forwarding markets. In January of 2013 we initiated a plan to offer limited domestic trucking services dispatched from our Shanghai headquarters and plan to expand these services initially to clients in close geographic proximity to certain ports we currently service. Till June 30, 2013, we have already purchased four shipping trucks to enhance our domestic trucking services, and we believe revenues from domestic trucking services will increase. We have also placed more emphasis on growing our freight forwarding services business to parts of South America. We see South America as a potential source of growth for our business to the strong overall economic growth in the region coupled with China’s rapidly growing South American trade activity. We have also recently begun to explore plans to establish our own warehouse facility for international and domestic storage and logistics. We believe this strategy would serve to complement its current international freight forwarding, logistics management, and trucking services.

RESULTS OF OPERATIONS

Sales Revenues

In the second quarter of 2013, the decrease in our sales revenues of $2.7 million, or 43.8% reflected decreased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. This trend has continued since 2010. In addition, the decrease in freight traffic volume was coupled with decreases in shipping rates due primarily to excess freight cargo capacity and lower pricing by shippers as a result of the slowdown in exports from the PRC due to a continuing sluggish global economy.

Revenues for the first six months of 2013 decreased by $4.68 million, or 40.4%, as the average price per standard shipping container was decreased. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has largely failed to materialize. As a result, overseas shipping prices dropped significantly, especially in northeastern China, which is a highly competitive environment for freight carriers.

As a small company, we offer lower rates to attract more business and also have started domestic trucking service. We recently added four trucks to our domestic fleet to cover more routes and help us compete with larger companies.

Cost of Sales and Gross Profit Margins

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by 43% in the second quarter of 2013 as compared to the same period in 2012. Our gross profit margin decreased to 5.4% in the second quarter of 2013 as compared to 6.8% in the same period of 2012. The decrease was primarily attributable to a decrease in our international business which recognizes a higher gross profit margin than domestic logistics.

Cost of sales decreased by $4.2 million, or 40.5%, for the first six months of 2013, as compared with the same period in 2012. For the first six months of 2013 and 2012, our gross margin was 10.6%, respectively. The stable gross profit margin for the first six months of 2013 was primarily due to lower prices provided to us by freight carriers that was offset by price decrease we extended to our customers as a result of the oversupply of freight cargo capacity originating from the PRC.

Total Operating Expenses

Total operating expenses increased 90% in the second quarter of 2013 over the same period in 2012. The increase for the second quarter of 2013 was primarily due to an increase in selling, general and administrative expenses of $20,200 and increased by $235,300 in bad debt expenses. Total operating expenses increased by 49.4% in the first six months of 2013 as compared to the same period in 2012. The increase for the first six months of 2013 was primarily due to a net increase in bad debt expense of $167,351 and an increase of $91,767 in selling, general and administrative expenses resulting from higher office expense and employee's benefits expense. Based on our periodic review of accounts receivable balances, we adjusted the allowance for doubtful accounts after considering management’s evaluation of the collectability of individual receivable balances, including the analysis of subsequent collections, the customers’ collection history, and recent economic events.

Total Other Income (Expenses)

Total other expenses, net, which consists of interest income and expense, change in fair value of derivative liability, non-operating income and expense items and other gains and losses not reflected within income (loss) from operations, resulted in net other expenses of $141,170 in the second quarter of 2013 as compared to $2,200 for the same period in 2012. Total other expenses, net was $254,300 and $2,700 for the six months ended June 30, 2013 and 2012, respectively. During the second quarter of and six months ended June 30, 2013, we recorded a gain (loss) from changes in fair value of derivative liability of $7,053 and $(34,717), respectively, as compared to $0, for the respective comparable periods in 2012. Additionally, for the second quarter of 2013 and for the six months ended June 30, 2013, we recorded interest expense of $130,883 and $191,805, as compared to interest expense of $0 and $0 for the comparable periods of 2012, respectively. The increase in interest expense was attributable the amortization of debt discount of $129,165 and $186,868 during the three and six months ended June 30, 2013, respectively.

Net Income

Net loss for the second quarter and first six month of 2013 was $492,809 and $307,624, respectively, compared to net income of $136,242 and $695,507 for the same period of 2012. The decrease in net income of $0.6 million and $1.0 million for the second quarter and first six month of 2013, respectively, was primarily due to lower revenues and gross profits and an increase in interest expense and bad debt expense as discussed above.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $7,211 and $8,680 for the second quarter and six months ended June 30, 2013, respectively, as compared to a foreign translation loss of $21,690 and a foreign translation gain of $59,200 for the second quarter of 2012 and six months ended June 30, 2012, respectively. This non-cash gain (loss) had the effect of decreasing our comprehensive loss or increasing (decreasing) our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains (loss), we had comprehensive loss for the second quarter and the six months ended June 30, 2013 of $485,600 and $298,940, as compared to comprehensive income was $114,550 and $754,710 for the comparable period in 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At June 30, 2013, we had cash on hand of $2.3 million as compared to $2.4 million at December 31, 2012. These funds are located in financial institutions located in the PRC.

Our working capital deficit was $138,121 at June 30, 2013, as compared to a deficit in working capital of $306,099 at December 31, 2012, a decrease in the working capital deficit of $167,978 or 55%. The decrease in the working capital deficit was primarily attributable to an increase in note receivables, of $50,058, a decrease in accounts payable of $525,500, and a decrease in advances from customers of $126,345, and a decrease in amounts due to related parties of $443,460 offset by a decrease in accounts receivable, net of $550,000, a decrease in cash of $125,000, and an increase in convertible notes payable, net of $189,300. During the six months ended June 30, 2013, we issued an aggregate of 24,310,560 shares of our common stock in satisfaction of $258,822 of principal and interest due under convertible notes which primarily represented the satisfaction of various trade payables.

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

Our days’ sales outstanding of gross accounts receivable as of June 30, 2013 was 52 days, as compared to 63 days as of December 31, 2012.

From time to time we advance working capital to unrelated key customers and strategic partners who refer businesses to us. Generally, the advances are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these advances in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these advances is made by our senior management, subject to the availability of sufficient capital. These amounts are reflected net of an allowance for doubtful accounts and totaled $285,323 and $270,780 at June 30, 2013 and December 31, 2012, respectively, and are reflected in other receivables.

Accounts payable - trade decreased by $570,872, primarily due to payments for previously accrued freight costs to shippers.

We engaged in a number of transactions with related parties. At June 30, 2103, due to related parties represents amounts advanced for working capital to us by various companies and individuals. During the six months ended June 30, 2013, promissory notes lent to us for working capital and other amounts due to our financial consultant, CDI for legal and accounting fees paid by them on our behalf were assigned to third parties and we converted these promissory notes to convertible debt. During the six months ended June 30, 2013, we issued 24,310,560 shares of our common stock and reduced the principal amounts due under these convertible notes by $396,643. Accordingly, due to related parties decreased 42.2% at June 30, 2013 from December 31, 2012.

Cash Flow Analysis

Net cash used in operating activities in the first six months of 2013 amounted to $82,417 compared to net cash provided by operating activities of $638,995 for the same period in 2012. For the six months ended June 30, 2013, net cash used in operating activities was a result of our net loss of $307,624 offset by non-cash activities such as depreciation expense of $13,188, the amortization of debt discount of $186,868, a loss from the initial fair value and change in fair value of derivative liabilities of $34,717, an increase in allowance for doubtful accounts of $167,351, and stock based compensation of $30,000, and changes in operating assets and liabilities of $(206,918).  For the six months ended June 30, 102, net cash provided by operating activities of $638,995 was primarily attributable to our net income of $695,507 adjusted for the add back on non-cash items of depreciation expense of $3,446, and changes in operating assets and liabilities of $(59,958).

Net cash used in investing activities for the six months of 2013 amounted to $105,155 due to the purchase of an automobile, compared with cash used in investing activities of $22,784 for the same period in 2012.

Net cash provided by financing activities in the first six months of 2013 amounted to $14,402 and was primarily due to the receipt of net proceeds from convertible notes payables of $65,500 offset by $51,098 for the repayment of advances to related parties. In the first six month of 2012, net cash used in financing activities was $105,349 and was due to the repayment of advances to related parties.

        All of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.3 million at June 30, 2013 has been converted based on the exchange rate as of June 30, 2013.

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

Accounts and Other Receivable

Accounts and other receivable are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review accounts and other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	June 30, 2013	June 30, 2012	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.1732	6.3089	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2395	6.3027

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013.

Based on this evaluation we concluded that as of June 30, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the need to restate prior period financial statements as a result of errors in those financial statements as described elsewhere herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

 ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2013, the Company issued 4,500,000 shares of its common stock to CDI in connection with the conversion of the 450,000 shares of Series B convertible preferred stock. The recipient was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 8, 2013, the Company issued a 4% convertible note of the company in the aggregate principal amount of $82,143 to CDII in connection with the reclassification of working capital advances due to CDII in 2012 and prior to this convertible note.  The recipient was an accredited investor and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  Pursuant to this convertible note, CDII was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 80% of the lowest VWAP in the 10 consecutive trading days prior to the day that CDII requests conversion. On May 21, 2013, this note was fully converted into 3,422,617 shares of the Company’s common stock at a conversion price is $0.024 per share.  The recipient was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 18, 2013, CDII assigned certain notes payable and the related accrued interest due it by the Company amounting to $77,700 to Magna, and Magna and the Company entered into an Assignment and Modification Agreement in connection with the issuance of a 6% convertible note of the Company to Magna in the aggregate principal amount of $77,700.  The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The principal amount and its interest was due on January 18, 2014.  Magna was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest VWAP in the 10 consecutive trading days prior to the day that Magna requests conversion, which subject to the Flex Floor price of $0.00004 per share. In May and June 2013, this note was fully converted into 7,629,231 shares of the Company’s common stock at an average conversion price is $0.01018 per share. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuances of the shares were exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On May 24, 2013, the Company, CDII and CFO Oncall, Inc (“CFO Oncall”) entered into an assignment agreement, in which CDII assigned to CFO Oncall a notes payable originally dated December 19, 2009 of $20,000 and accrued interest of $1,906 for an aggregate amount of $21,906 due it by the Company to CFO Oncall, and the Company issued a 4% convertible promissory note in the principal amount of $21,906 to CFO Oncall. The recipient was an accredited investor and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. CFO Oncall was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.0114. On June 25, 2013, this note was fully converted into 1,921,590 shares of the Company’s common stock. The recipient was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On May 29, 2013, the Company, CDII and Magna entered into an assignment agreement, in which CDII sold a series of notes owed to it by the Company to Magna with the aggregate principal amount of $108,000 and accrued interest of $10,030, and the Company issued a 6% convertible promissory note in the principal amount of $118,030 to Magna. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act. The principal amount and its interest were due on January 29, 2014. Magna was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest two daily VWAPs in the 10 consecutive trading days prior to the day that Magna requested conversion. On June 26, 2013, $45,000 of this note was converted into 4,952,449 shares of the Company’s common stock at a conversion price is $0.009 per share. In July 2013, in connection with the conversion of convertible notes payable in the aggregate principal amount of $30,000, we issued 4,778,397 shares of our common stock to Magna at an average conversion price is $0.0069 per share. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuances of the shares were exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 12, 2013 the Company, CDII and Iconic Holdings, LLC (“Iconic”) entered into a series of agreements, in which Iconic purchased from CDII a $30,000 note that the Company owed to CDII dated October 2, 2011 and interest payable of $3,300, and the Company issued a 10% convertible promissory note in the principal amount of $33,000 to Iconic. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The 10% convertible promissory note and all accrued interest are due on June 12, 2014. Any amount of principal or interest on this note which is not paid when due shall bear interest at the lower rate of 20% per annum or the highest rate permitted by law from the due date thereof until the note is paid. Iconic is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $0.005 per share. In July 2013, in connection with the conversion of the June 12, 2013 convertible notes payable discussed above in the aggregate principal amount of $31,424, we issued 5,720,955 shares of our common stock to Iconic. The recipient was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 12, 2013 the Company, CDII and Iconic entered into a series of agreements, in which Iconic purchased from CDII a $50,000 note dated December 2, 2011 that the Company owed to CDII and interest payable of $2,976, and the Company issued a 10% convertible promissory note in the principal amount of $52,976 to Iconic. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuance of the note was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The 10% convertible promissory note and all accrued interest was due on June 12, 2014. Any amount of principal or interest on this note which is not paid when due shall bear interest at the lower rate of 20% per annum or the highest rate permitted by law from the due date thereof until the note is paid.  Iconic was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $0.005 per share. On June 30, 2013, $32,073 of this note was converted into 3,963,786 shares of the Company’s common stock at a conversion price is $0.008 per share. In July 2013, $20,903 of this note was converted into 3,332,756 shares of the Company’s common stock at a conversion price is $0.006 per share. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuances of the shares were exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 12, 2013 the Company and Iconic entered into two note purchase agreements, providing for the issuance of two 10% convertible notes in the principal amounts of $17,500 and $27,500, respectively, for an aggregate principal amount of $45,000. In connection with these convertible promissory notes, the Company paid Iconic loan fee for $6,500 and received net cash proceeds of $38,500. We are using the proceeds as general working capital. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company and the issuances of the notes was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The principal amount and accrued interest of both notes are due on June 12, 2014. Any amount of principal or interest on the notes which is not paid when due shall bear interest at the lower rate of 20% per annum or the highest rate permitted by law from the due date thereof until the notes are paid. Iconic is entitled, at its option, at any time after the issuance of these notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion, which subject to the Flex Floor price of $0.005 per share. If the trading price falls below $0.005 per share for three consecutive days, the floor price shall reset to $0.0025. If the trading price falls below $0.0025 per share for three consecutive days, the floor price shall reset again to $0.00125. If the trading price falls below $0.00125 per share for three consecutive days, the Company will have the right to pay the conversion amount in cash within three days of receiving the conversion notice or allow Iconic to convert.

\
On July 9, 2013, we issued CDII 4,242,517 shares of our common stock as additional interest related to previously converted debt. These makeup shares related to the $82,143 note that was converted on May 21, 2013 and were issued to CDI to reimburse CDI for the loss CDI incurred from the sale of our common stock it received upon the conversion of the $82,143 note converted in May 2013. The recipient was an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our company.

ITEM 5.  OTHER INFORMATION.

On July 18, 2013, we entered a consulting agreement with CDII, whereby CDII agreed to provide consulting services to us for 2013 and for services previously rendered in 2012 and we agreed to issue to CDII an annual consulting fee of 9,000,000 shares of our common stock for each year for an aggregate of 18,000,000 shares.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
10.15	Convertible Note dated April 8, 2013, between China Logistics Group, Inc. and China Direct Investments, Inc. *
10.16	Assignment Rider Agreement dated May 20, 2013 between Magna Group, LLC and China Logistics Group, Inc. *
10.17	Convertible Note dated April 18, 2013 between Magna Group, LLC and China Logistics Group, Inc.*
10.18	Convertible Note dated May 24, 2013, between China Logistics Group, Inc. and CFO Oncall, Inc.*
10.19	Assignment Agreement dated Feb 6, 2013 between Magna Group, LLC and China Logistics Group, Inc. *
10.20	Convertible Note dated May 29, 2013 between Magna Group, LLC and China Logistics Group, Inc.*
10.21	Convertible Note dated June 12, 2013, between China Logistics Group, Inc. and Iconic Holdings, LLC for $33,000 *
10.22	Convertible Note dated June 12, 2013, between China Logistics Group, Inc. and Iconic Holdings, LLC for $52,976 *
10.23	Note Purchase Agreement dated June 12, 2013 between China Logistics Group, Inc. and Iconic Holdings, LLC for $17,500 *
10.24	Convertible Note dated June 12, 2013, between China Logistics Group, Inc. and Iconic Holdings, LLC for $17,500 *
10.25	Note Purchase Agreement dated June 12, 2013 between China Logistics Group, Inc. and Iconic Holdings, LLC for $27,500 *
10.26	Convertible Note dated June 12, 2013, between China Logistics Group, Inc. and Iconic Holdings, LLC for $27,500
10.27	Consulting Agreement dated July 18, 2013 between China Logistics Group, Inc. and China Direct Investments, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

Date: August 19, 2013	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)