Form 10-Q
period 2013-09-30
China Logistics Group Inc
filed 2014-01-28
CIK 1123493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2013
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
[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 130,607,716 shares of common stock are issued and outstanding as of January 27, 2014.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	Our failure to timely file this report;
•	our ability to timely and accurately provide shipping agency services;
•	our declining revenues, history of losses, fluctuating margins and increased operating expenses;
•
the conversion terms of the convertible promissory notes entered into during the nine months ended September 30, 2013 which are subject to various conversion features and the terms of the notes which may restrict our ability to undertake certain transactions;

•	our history of providing advances to related parties and loans to unrelated parties which could adversely impact our liquidity;
•	our dependence on third party equipment and services to operate our business;
•	our dependence on third party cargo agents;
•	credit risks, including the need to write off a related party receivable;
•	the slowdown of the Chinese economy or risks of inflation;
•	the impact of changes in the political and economic policies and reforms of the Chinese government; fluctuations in the exchange rate between the U.S. dollar and the Chinese Renminbi (“RMB”);
•	uncertainties associated with the People’s Republic of China ("PRC")’s legal system;
•	currency exchange restrictions and fluctuations in the value of the RMB;
•	economic, legal restrictions and business conditions in China;
•	adverse impact of recent Chinese accounting scandals;
•	material weaknesses in our disclosure controls and internal control over financial reporting;
•	management’s significant holdings of our common stock;
•	limited public market for our common stock; and
•	potential dilutive impact upon the conversion of convertible notes.

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

ii

OTHER PERTINENT INFORMATION

We maintain our web site at www.chinalogisticsinc.com. Information on this web site is not a part of this report.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	"China Logistics," "we," "us," "our," the "Company," and similar terms refer to China Logistics Group, Inc., a Florida corporation, and its subsidiary;
•
"Shandong Jiajia" refers to Shandong Jiajia International Freight & Forwarding Co., Ltd., a Chinese company and a majority owned subsidiary of China Logistics, and its branches in Shanghai, Qingdao, Tianjin, Xiamen, and Lianyungang;

•	"China" or the "PRC" refers to the People's Republic of China; and
•	"RMB" refers to the Renminbi, which is the currency of mainland PRC.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,046,002	$2,335,156
Restricted cash	81,481	79,351
Note receivable	-	7,935
Accounts receivable, net	1,475,506	1,277,741
Other receivables, net	343,035	349,093
Prepaid expense - related party	72,154	-
Advance to vendors and other current assets	398,911	57,869
Total current assets	4,417,089	4,107,145
Property and equipment, net	149,836	64,862
Total assets	$4,566,925	$4,172,007

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,229,873	$2,636,667
Advance from customers	960,101	302,042
Convertible notes payable, net	114,576	-
Derivative liabilities	55,324	-
Due to related parties	551,120	1,050,937
Accrued expense - related parties	21,690	-
Accrued expense and other current liabilities	514,218	423,598
Total current liabilities	4,446,902	4,413,244
Total liabilities	4,446,902	4,413,244

SHAREHOLDERS' EQUITY (DEFICIT):
China Logistics Group, Inc. shareholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; Series B convertible preferred stock - $0.001 par value, 1,295,000 shares authorized; 0 and 450,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	450
Common stock, $0.001 par value, 500,000,000 shares authorized; 112,391,455 and 41,508,203shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	112,391	41,508
Additional paid-in capital	21,363,203	20,636,980
Accumulated deficit	(20,688,873)	(20,247,282)
Accumulated other comprehensive loss	(88,857)	(94,549)
Total China Logistics Group, Inc. shareholders' equity	697,864	337,107
Non-controlling interest	(577,841)	(578,344)
Total shareholders' equity (deficit)	120,023	(241,237)
Total liabilities and shareholders' equity (deficit)	$4,566,925	$4,172,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$3,192,631	$6,349,846	$10,082,430	$17,917,318
Cost of sales	2,917,863	6,343,360	9,073,975	16,682,335
Gross profit	274,768	6,486	1,008,455	1,234,983

Operating expenses:
Selling, general and administrative	288,291	254,258	907,969	769,870
Gain on disposal of property and equipment	(3,362)	-	(3,362)	(1,089)
Bad debt expense (recovery), net	13,679	(2,877)	181,030	9,422
Total operating expenses	298,608	251,381	1,085,637	778,203
(Loss) income from operations	(23,840)	(244,895)	(77,182)	456,780

Other income (expense):
Interest income	5,382	3,447	10,503	3,632
Interest expense	(83,392)	-	(281,074)	-
Foreign currency transaction loss	(4,206)	-	(38,662)	-
Loss from change in fair value of derivative liabilities	(31,802)	-	(60,642)	-
Other (expense) income	(1,075)	36,312	500	33,424
Total other (expense) income, net	(115,093)	39,759	(369,375)	37,056
(Loss) income before income taxes	(138,933)	(205,136)	(446,557)	493,836
Benefit from (provision for) income taxes	-	161	-	(3,303)
Net (loss) income	(138,933)	(204,975)	(446,557)	490,533
Less: net (loss) income attributable to the non-controlling interest	(3,501)	(94,685)	(4,966)	261,242
Net (loss) income attributable to China Logistics Group, Inc. shareholders	$(135,432)	$(110,290)	$(441,591)	$229,291

Comprehensive income (loss):
Net (loss) income	$(138,933)	$(204,975)	$(446,557)	$490,533
Foreign currency translation adjustments	2,481	(67,092)	11,161	(28,263)
Comprehensive (loss) income	(136,452)	(272,067)	(435,396)	462,270
Less: comprehensive (loss) income attributable to the non-controlling interest	(2,285)	(127,560)	503	247,393
Comprehensive (loss) income attributable to China Logistic Group, Inc. shareholders	$(134,167)	$(144,507)	$(435,899)	$214,877

Net (loss) income per common share:
Basic	$(0.00)	$(0.00)	$(0.01)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average number of shares outstanding:
Basic	101,658,431	41,508,203	73,479,756	41,508,203
Diluted	101,658,431	41,508,203	73,479,756	46,008,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(446,557)	$490,533
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	22,243	5,456
Amortization of debt discount	203,848	-
Interest expense attributable to beneficial conversion feature of convertible note	21,906	-
Loss from change in fair value of derivative liabilities	60,642	-
Increase in allowance for doubtful accounts	181,030	9,422
Gain on disposal of property and equipment	(3,362)	-
Stock-based compensation	35,000	-
Changes in operating assets and liabilities:
Restricted cash	-	(79,258)
Note receivable	8,047	-
Accounts receivable	(132,605)	1,093,025
Other receivables	(208,415)	34,315
Prepaid expense - related party	17,087	-
Advance to vendors and other current assets	(308,625)	(689,522)
Accounts payable	(447,222)	(479,092)
Advance from customers	641,917	418,604
Due to related parties	(96,968)	-
Accrued expense - related parties	21,422	-
Accrued expense and other current liabilities	136,766	96,414
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(293,846)	899,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,600)	(24,210)
Proceeds from disposal of property and equipment	4,515	1,426
Collection of advance to related parties	-	44,340
Advance to related parties	-	(11,047)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(101,085)	10,509

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loans payable, net	136,500	-
Repayment of advance from related parties	(89,050)	(166,737)
Advance from related parties	-	31,975
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,450	(134,762)
EFFECT OF EXCHANGE RATE ON CASH	58,327	(56,730)
NET (DECREASE) INCREASE IN CASH	(289,154)	718,914
CASH - beginning of period	2,335,156	1,396,896
CASH - end of period	$2,046,002	$2,115,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$23,843

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future service	$27,000	$-
Common stock issued for convertible notes and accrued interest	$632,463	$-
Notes, advance, and interest payable - related parties exchanged for convertible notes	$385,755	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $20,688,873 at September 30, 2013. During the nine months ended September 30, 2013, the Company used cash in operating activities of $374,320. The Company has reported net loss of $446,557 and net income of $490,533 for the nine months ended September 30, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon its ability to increase its revenues to historic levels, generate profitable operations in the future and to obtain any necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months periods ended September 30, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements for the interim periods presented are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. Financial results for interim periods are not necessarily indicative of results that should be expected for the full year. The accompanying condensed consolidated financial statements include our accounts and those of our 51% owned subsidiary, Shandong Jiajia. All inter-company transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the value of stock-based compensation and the fair value of derivative liabilities.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company adopted the guidance of the Financial Accounting standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the condensed consolidated balance sheets for cash, note receivable, accounts receivable, other receivables, due from related party, advance to vendors and other current assets, convertible notes payable, accounts payable, advance from customers, due to related parties, accrued expense – related parties and accrued expense and other current liabilities approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The following table reflects changes for the nine months ended September 30, 2013 for all financial assets and liabilities categorized as Level 3 as of September 30, 2013.

Liabilities:
Balance of derivative liabilities as of January 1, 2013	$-
Initial fair value of derivative liabilities attributable to conversion features of convertible notes	196,253
Reclassification of additional paid-in capital upon conversion	(80,287)
Loss from change in the fair value of derivative liabilities	(60,642)
Balance of derivative liabilities as of September 30, 2013	$55,324

Concentration of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable and other receivables. The Company deposits its cash with high credit quality financial institutions in the United States and the PRC. At September 30, 2013, the Company had deposits of approximately $2.0 million in banks in the PRC. In the PRC, there is no equivalent federal deposit insurance as in the United States; as such these amounts held in banks in the PRC are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2013.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of these instruments approximates fair value.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

Restricted cash consists of one-year term cash deposit held by a bank in China.

Accounts receivable and other receivables

Accounts receivable and other receivables are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews accounts receivable and other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2013, allowance for doubtful accounts on accounts receivable totaled $3,362,749 and the allowance for doubtful accounts on other receivables amounted to $428,150. At December 31, 2012, allowance for doubtful accounts on accounts receivable totaled $3,303,295 and the allowance for doubtful accounts on other receivables amounted to $196,427, respectively.

Advance to vendors and other current assets

Advances to vendors and other current assets consist primarily of prepayments or deposits from us for contracted shipping arrangements that have not been utilized by our customers. These amounts are recognized as cost of revenues as shipments are completed and customers utilize the shipping arrangement. Advances to vendors and other current assets totaled $398,911 and $57,869 at September 30, 2013 and December 31, 2012, respectively.

Property and equipment and long-lived assets

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives. Leasehold improvements, if any, are amortized on a straight-line basis over the shorter of the lease period or the estimated useful life. The Company periodically evaluates the carrying value of long-lived assets to be held and used in the business, generally in conjunction with the annual business planning cycle, and when events and circumstances otherwise warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. There was no impairment recognized during the nine month ended September 30, 2013 and 2012.

Advances from customers

Advances from customers consist of prepayments to us for contracted cargo that has not yet been shipped to the recipient and for other advance deposits. These amounts are recognized as revenue when all of the revenue recognition criteria have been met. Advances from customers totaled $960,101 and $302,042, at September 30, 2013 and December 31, 2012, respectively.

Revenue recognition

The Company provides freight forwarding services to our customers. Our business model involves placing our customers’ freight on prearranged contracted transport. Our revenue recognition policy is in accordance with the guidance of ASC 605, “Revenue Recognition.” In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company provides transportation services, generally under contract, by third parties with whom the Company has contracted these services.

Typically, the Company recognizes revenue in connection with our freight forwarding service when the payment terms are as follows:

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

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The FASB ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in our income subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants, and shares issuable upon conversion of Series B convertible preferred stock. In period where the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact.. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2013	2012	2013	2012
Net (loss) income applicable to China Logistics Group, Inc. shareholders	$(135,432)	$(110,290)	$(441,591)	$229,291
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	101,658,431	41,508,203	73,479,756	41,508,203
Series B convertible preferred stock	-	-	-	4,500,000
Denominator for diluted earnings per share:
Diluted weighted average shares outstanding	101,658,431	41,508,203	73,479,756	46,008,203
(Loss) earnings per common share - basic	$(0.00)	$(0.00)	$(0.01)	$0.01
(Loss) earnings per common share - diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings per share (continued)

The Company's aggregate common stock equivalents at September 30, 2013 and 2012 included the following:

	September 30, 2013	September 30, 2012
Warrants	-	31,558,500
Series B convertible preferred stock	-	4,500,000
Total	-	36,058,500

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions. Translation of amounts from RMB into United States dollars (“$”) has been made at the following exchange rates for the respective periods:

	September 30, 2013	September 30, 2012	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.1364	6.3190	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2132	6.3085

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

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability that the Company will generate sufficient taxable income to be able to realize the future benefits indicated by the deferred tax assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Comprehensive income (loss)

We follow ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income (loss). Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Our comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 included net income (loss) and foreign currency translation adjustments.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 –BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Reclassification

Certain reclassifications have been made in prior year same period’s financial statements to conform to the current period’s financial presentation.

Recent accounting pronouncements

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Accounts receivable	$4,838,255	$4,581,036
Less: allowance for doubtful accounts	(3,362,749)	(3,303,295)
	$1,475,506	$1,277,741

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 4 – OTHER RECEIVABLES

Other receivables are primarily comprised of advances to other entities with which we have a strategic or other business relationship, and deferred expenses.  The amounts advanced to our strategic partners are unsecured, repayable on demand, and bear no interest. We also advance money to employees for business trips which are then subsequently expensed upon processing of an expense report. The components of other receivables at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Advances receivable	$693,499	$467,207
Deferred expenses	20,650	58,383
Other	57,036	19,930
	771,185	545,520
Less: allowance for doubtful accounts	(428,150)	(196,427)
	$343,035	$349,093

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	Useful lives	September 30, 2013	December 31, 2012
Vehicle	5 years	$120,210	$47,976
Furniture and office equipment	4 - 5 years	169,837	153,089
		290,047	201,065
Less: accumulated depreciation		(140,211)	(136,203)
		$149,836	$64,862

For the three months ended September 30, 2013 and 2012, depreciation expense amounted to $9,055 and $2,010, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $22,243 and $5,456, respectively.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are primarily comprised of (1) non-interest bearing advances from unrelated parties used for working capital purposes and payable on demand, (2) accruals for professional fees that have not yet been billed and office rent that has not yet paid, (3) accrued salaries and employees’ benefits, and (4) taxes payable.  The components of accruals and other current liabilities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Advances payables	$388,031	$273,994
Accrued expenses	73,113	97,276
Accrued salaries and employees' benefits	45,809	51,971
Taxes payable	7,265	357
	$514,218	$423,598

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes and related derivative liabilities

On February 5, 2013, the Company and Hanover Holding I, LLC (“Hanover”) entered into a Securities Purchase Agreement, providing for the issuance of the 12% Convertible Promissory Note in the principal amount of $27,000. The 12% convertible promissory note and all accrued interest were due on October 5, 2013. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the note is paid. Hanover is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 70% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Hanover requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). The Note has a Flex Floor at $0.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor").If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. The Company determined that the conversion feature of the 12% convertible promissory note represents an embedded derivative since the note is convertible into a variable number of shares.  Accordingly, the 12% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 5, 2013, the fair value of this derivative instrument of $35,502 was recorded as a liability on the accompanying unaudited condensed consolidated balance sheets. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/(expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). On September 17, 2013, the principal amount of $10,000 of this note was converted into 1,970,444 shares of the Company’s common stock at the cost basis of $0.005075 per share. During the fourth quarter of fiscal 2013, the rest of outstanding principal amount and all accrued and unpaid interest of the note were converted into 4,016,261 shares of the Company’s common stock at the cost basis of $0.004759 per share.

On February 6, 2013, CD International Enterprises, Inc. (the “CDII”) assigned certain loans and interest it is owed by the Company amounting to $50,952 to Magna Group LLC (“Magna”). In connection with this assignment, the Company and Magna entered into a Securities Purchase Agreement, providing for the issuance of the 6% Convertible Promissory Note (the “Magna Note”) in the principal amount of $50,952. The 6% convertible promissory note and all accrued interest were due on February 6, 2014. Magna is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is a 30% discount from the average of the two (2) lowest Daily VWAPs in the 10 days prior to the day that Magna requests conversion, unless otherwise modified by mutual agreement between the Parties (the "Conversion Price"). Magna will have a one-time Conversion Price to be used upon the first conversion of the Note that is equal to a price which is a 30% discount from the lowest Daily VWAP in the 10 days prior to the day that Magna requests conversion. The Note has a Flex Floor at $0.0225 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor"). If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. If the Company’s common stock is chilled for deposit at DTC and/or becomes chilled at any point while this Agreement remains outstanding, an additional 8% discount will be attributed to the Conversion Price defined hereof. In February 2013, the entire outstanding principal amount and all accrued and unpaid interest was converted into 1,047,852 and 1,373,035 shares of Company’s common stock at the cost basis of $0.02863 per share and $0.01526 per share, respectively. The Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debentures are convertible into a variable number of shares. Accordingly, the 6% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on February 6, 2013, the fair value of this derivative instrument of $78,542 was recorded as a liability on the accompanying unaudited condensed consolidated balance sheets. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/ (expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

Convertible notes and related derivative liabilities (continued)

On August 8, 2013, the Company and LG Capital Funding LLC (“LG”) entered into a note purchase agreement, providing for the issuance of an 8% convertible note in the principal amounts of $51,500. In connection with the convertible promissory note, the Company paid a fee of $5,500 and received net cash proceed of $46,000. The principal amount and accrued interest of note are due on April 8, 2014. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the note is paid. LG is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 57% of the average of three lowest trading price in the 10 consecutive trading days prior to the day that LG requests conversion. The Note has a Flex Floor at $0.001 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor"). If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. The Company determined that the conversion feature of the 8% convertible promissory note represents an embedded derivative since the note is convertible into a variable number of shares.  Accordingly, the 8% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, on August 8, 2013, the fair value of this derivative instrument of $82,209 was recorded as a liability on the accompanying unaudited condensed consolidated balance sheets. Any gains and losses recorded from changes in the fair value of the liability for derivative contracts was recorded as a component of other income/(expense) in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the derivative liabilities were estimated using the Black-Scholes-Merton option pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.04 to 1 year
Volatility	318% to 389%
Risk-free interest rate	0.01% to 0.14%

At September 30, 2013, and on the initial measurements of the derivative liabilities, and on the conversion dates of these convertible notes, the Company valued the derivative liabilities resulting in a loss in fair value of derivative liabilities of $11,658 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, amortization of debt discounts related to these convertible notes amounted to $89,374, which has been included in interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Other convertible notes

On April 8, 2013, the Company issued a 4% convertible note of the Company in the aggregate principal amount of $82,143 to its consultant CDII in connection with the exchange for working capital advances due to CDII in 2012 and prior to this convertible note. Pursuant to this convertible note, CDII was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 80% of the lowest VWAP in the 10 consecutive trading days prior to the day that CDII requests conversion. On May 21, 2013, this note was fully converted into 3,422,617 shares of the Company’s common stock at a conversion price is $0.024 per share.

On April 18, 2013, CDII assigned certain notes payable and the related accrued interest due to CDII amounting to $77,700 to Magna and Magna and the Company entered into an Assignment and Modification Agreement in connection with the issuance of a 6% convertible note of the Company to Magna in the aggregate principal amount of $77,700. The principal amount and its interest were due on January 18, 2014. Magna is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest VWAP in the 10 consecutive trading days prior to the day that Magna requests conversion. In May and June 2013, this Note was fully converted into 7,629,231 shares of the Company’s common stock at an average conversion price is $0.01018 per share.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

Other convertible notes (continued)

On May 24, 2013, the Company, CDII and CFO Oncall, Inc (“CFO Oncall”) entered into an assignment agreement, in which CDII assigned to CFO Oncall a note payable originally dated December 19, 2009 of $20,000 and accrued interest of $1,906 for an aggregate amount of $21,906 to CFO Oncall, and the Company issued a 4% Convertible Promissory Note in the principal amount of $21,906 to CFO Oncall. CFO Oncall was entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.0114. On June 25, 2013, this note has been fully converted into 1,921,590 shares of the Company’s common stock. The convertible note was considered to have an embedded beneficial conversion feature (“BCF”) because the effective conversion price was less than the fair value of the Company’s common stock. The value of the beneficial conversion feature was $21,906 and was recorded as interest expense on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

On May 29, 2013, the Company, CDII and Magna entered into an assignment agreement, in which CDII sold a series of notes owed to it by the Company to Magna with the aggregate principal amount of $108,000 and accrued interest of $10,030, and the Company issued a 6% convertible promissory note in the principal amount of $118,030 to Magna. The principal amount and its interest were due on January 29, 2014. Magna is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 70% of the lowest 2 daily VWAPs in the 10 consecutive trading days prior to the day that Magna requests conversion. On June 26, 2013, $45,000 of this note was converted into 4,952,449 shares of the Company’s common stock at a conversion price of $0.009 per share. On July 12, 2013, $15,000 of this note was converted into 2,031,144 shares of the Company’s common stock at a conversion price of $0.007385 per share. On July 30, 2013, $15,000 of this note was converted into 2,747,253 shares of the Company’s common stock at a conversion price of $0.00546 per share. On August 8, 2013, $15,000 of this note was converted into 2,747,253 shares of the Company’s common stock at a conversion price of $0.00546 per share. On August 14, 2013, $18,000 of this note was converted into 3,361,345 shares of the Company’s common stock at a conversion price of $0.005355 per share. On August 27, 2013, the remaining balance of principal of $10,030 and accrued and unpaid interest of $582 was converted into 1,919,025 shares of the Company’s common stock at a conversion price of $0.00553 per share.

On June 12, 2013, the Company, CDII and Iconic Holdings, LLC (“Iconic”) entered into a series of agreements, in which Iconic purchased from CDII a $30,000 note that the Company owed to CDII dated October 2, 2011 and interest payable of $3,300, and the Company issued a 10% Convertible Promissory Note in the principal amount of $33,000 to Iconic. The 10% convertible promissory note and all accrued interest are due on June 12, 2014. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the note is paid. Iconic is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion. On July 16, 2013, $7,517 of this note was converted into 1,167,244 shares of the Company’s common stock at a conversion price of $0.00644 per share. On July 31, 2013, $23,907 of this note was converted into 4,553,711 shares of the Company’s common stock at a conversion price of $0.00525 per share. At September 30, 2013, principal amount due under this convertible note was $1,576.

On June 12, 2013, the Company, CDII and Iconic entered into a series of agreements, in which Iconic purchased from CDII a $50,000 note dated December 2, 2011 that the Company owed to CDII and interest payable of $2,976, and the Company issued a 10% Convertible Promissory Note in the principal amount of $52,976 to Iconic. The 10% convertible promissory note and all accrued interest were due on June 12, 2014. Any amount of principal or interest on this note which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the note is paid. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of Common Stock equal to a price which is 70% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion. On June 30, 2013, $32,073 of this note was converted into 3,963,786 shares of the Company’s common stock at a conversion price of $0.008 per share. On July 8, 2013, $12,320 of this note was converted into 2,000,000 shares of the Company’s common stock at a conversion price of $0.00616 per share. On July 16, 2013, the remaining balance of $8,583 was fully converted into 1,332,756 shares of the Company’s common stock at a conversion price of $0.00644 per share.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

Other convertible notes (continued)

On June 12, 2013, the Company and Iconic entered into two note purchase agreements, providing for the issuance of two 10% convertible note with the principal amount of $17,500 and $27,500 respectively, for an aggregate principal amount of $45,000. In connection with these convertible promissory notes, the Company paid a fee of $6,500 and received net cash proceeds of $38,500. The $6,500 fee paid was reflected as a debt discount to be amortized over the life of the loan. The principal amount and accrued interest of both notes are due on June 12, 2014. Any amount of principal or interest on the notes which is not paid when due shall bear interest at the lower rate of twenty percent (20%) per annum or the highest rate permitted by law from the due date thereof until the notes are paid. Iconic is entitled, at its option, at any time after the issuance of this Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest trading price in the 10 consecutive trading days prior to the day that Iconic requests conversion. At September 30, 2013, principal amount due under this convertible note amounted to $45,000.

On August 27, 2013, the Company and JSJ Investments Inc. (“JSJ”) entered into a note purchase agreement, providing for the issuance of a convertible note in the principal amounts of $25,000. The principal amount of the note is due on February 27, 2014. Any amount of principal on the note which is not paid when due shall bear interest at the rate of 10% per annum from the due date thereof until the note is paid. JSJ is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 55% (45% discount) of the average of the three lowest trades on the previous 10 trading days to the date of conversion, with a maximum conversion price equal to that price would be obtained if the conversion were to be made on the date that this note was executed, and shares will not be converted under a price of $0.0005. At September 30, 2013, principal amount due under this convertible note was $25,000.

Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since these other convertible promissory notes had fixed conversion percentages ranging from 55% to 80% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, during the nine months ended September 30, 2013, the Company accrued a put premium amount aggregating $196,267 in this period since the notes are convertible for the conversion premium and recorded a debt discount of $196,267 which is amortized over the life of the respective note. Upon conversion of certain other convertible notes to common stock during the nine months ended September 30, 2013, the Company reduced the put premium by $142,380 and reclassified the same amount to additional paid-in capital. For the nine months ended September 30, 2013, in connection with the amortization of the debt discount, the Company recorded interest expense of $163,458.

At September 30, 2013 and December 31, 2012, convertible promissory notes consisted of the following:

	September 30, 2013	December 31, 2012
Principal amount	$140,076	$-
Put premium	53,887	-
	193,963	-
Less: unamortized debt discount	(79,387)	-
Convertible note payable, net	$114,576	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has 10,000,000 shares of preferred stock, par value $0.001, authorized, 1,000,000 of which we designated as our Series A Convertible Preferred Stock in December 2007 in connection with our acquisition of a 51% interest in Shandong Jiajia. On March 28, 2008 shareholders holding the Series A Convertible Preferred Stock converted their 1,000,000 shares into 2,500,000 shares of common stock, and no shares of Series A Convertible Preferred Stock were outstanding at September 30, 2013 and December 31, 2012.

In December 2007, we designated 1,295,000 shares of our preferred stock as Series B Convertible Preferred stock in connection with our acquisition of a 51% interest in Shandong Jiajia. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of our common stock. In March 2008, holders of the Series B Convertible Preferred Stock converted 845,000 shares into 8,450,000 shares of common stock, and in February 2013, holders of the Series B Convertible Preferred Stock converted 450,000 shares into 4,500,000 shares of common stock. There were 0 and 450,000 shares of Series B Convertible Preferred Stock outstanding at September 30, 2013 and December 31, 2012, respectively.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

Common stock

In January 2013, the Company issued 10,000,000 shares of its common stock to Mr. Wei Chen, the Company’s Chief Executive Officer for his services rendered and to be rendered in fiscal 2012 and fiscal 2013. The shares were valued at the fair market value of $30,000 on the grant date, and the Company recorded stock-based compensation of $30,000.

In August 2013, the Company issued 4,000,000 shares of its common stock to a consultant for his service from August 2013 through July 2014. The shares were valued at the fair market value of $32,000 on the grant date. The Company recorded stock-based compensation of $5,000 during the nine months ended September 30, 2013 and recorded prepaid expense of $27,000 at September 30, 2013, which will be amortized over the rest of his service periods.

In February 2013, the Company issued 4,500,000 shares of its common stock in connection with the conversion of 450,000 shares of Series B Convertible Preferred Stock.

During the nine months ended September 30, 2013, the Company issued 52,383,252 shares of its common stock in connection with the conversion of convertible notes.

Common stock purchase warrants

Warrant activity for the nine months ended September 30, 2013 was summarized as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	31,558,500	$0.20	0.33
Granted	-	-	-
Exercised	-	-	-
Expired	(31,558,500)	(0.20)	-
Outstanding at September 30, 2013	-	$-	-

NOTE 9 –RELATED PARTY TRANSACTIONS

Prepaid expense - related party

From time to time, the Company makes payments to CDII, a consultant of the Company, in connection with the prepayments for professional fees. CDII is not under the common control of Mr. Wei Chen, the Company’s Chief Executive officer, and Mr. Hui Liu, the Company’s director.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
NOTE 9 –RELATED PARTY TRANSACTIONS (continued)

At September 30, 2013 and December 31, 2012, prepaid expense - related party consisted of the following;

	September 30, 2013	December 31, 2012
Prepayments made to CD International Enterprises, Inc.	$72,154	$-
	$72,154	$-

Prepaid expense - related party of $72,154 at September 30, 2013 reflects payments made to CD International Enterprises, Inc., which is the consultant of the Company, in connection with the prepayment for professional fees.

Due to related parties

On September 30, 2013 and December 31, 2012, due to related parties consisted of the following:

	September 30, 2013	December 31, 2012
Due to Xiangfen Chen (1)	$25,567	$72,509
Due to Bin Liu (2)	182,627	194,949
Due to Tianjin Sincere Logistics Co., Ltd.	107,176	177,137
Due to Shunbo International Freight Ltd. (3)	37,563	2,671
Due to Lianyunbu (4)	149,298	145,982
Due to Shang Jing (5)	48,889	47,611
Due to CD International Enterprises, Inc.	-	410,078
	$551,120	$1,050,937

(1)	Xiangfen Chen is the general manager of Shandong Jiajia Xiamen branch.

(2)	Bin Liu is the general manager of Shandong Jiajia Tianjin branch. Mr. Liu is a 90% owner of Tianjin Sincere Logistics Co., Ltd.

(3)	Lianyungang Shunbo International Freight Ltd. is a company owned by Shunhua Jiang, the Spouse of Shouliu Tang, the general manager of Lianyungang branch.

(4)	Langyunbu is an entity affiliated with Hui Liu, who is a member of the Company’s Board of Directors and Chief Executive Officer of Shangdong Jiajia.

(5)	Shang Jing is the general manager of Shandong Jiajia Qingdao branch.

Due to related parties of $551,120 at September 30, 2013 reflect advances from related parties.  The advances are unsecured, non-interest bearing and repayable on demand. Shandong Jiajia used the proceeds for general working capital purpose.

The amounts due to CD International Enterprises, Inc. as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDII on the Company’s behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrued interest at 4% annually and were due at various dates in 2012. In 2013, CD International Enterprises, Inc. assigned these loans and related accrued and unpaid interest to third parties and these notes were exchanged for convertible notes pursuant to related securities purchase agreements (see note 11).

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 9 –RELATED PARTY TRANSACTIONS (continued)

Operating leases  - related parties

On December 31, 2011, Shandong Jiajia Xiamen branch entered into a lease for office space with Xiangfen Chen (the “Xiamen Office Lease". Pursuant to the Xiamen Office Lease, Xiamen branch leases approximately 95 square meter of office space from Mr. Chen in Xiamen City. Rent under the Xiamen Office Lease is RMB 900 (approximately $150) per month. The term of the Xiamen Office Lease is a year and expires on December 31, 2012. On December 31, 2012, Shandong Jiajia Xiamen branch renewed the Xiamen Office Lease. Rent under the renewed Xiamen Office Lease is RMB 900 (approximately $150) per month. The term of the renewed Xiamen Office Lease is a year and expires on December 31, 2013. For the nine months ended September 30, 2013 and 2012, rent expense related to the Xiamen Office Lease amounted $1,304 and $1,284, respectively. At September 30, 2013 and December 31, 2012, accrued rent for the Xiamen Office Lease amounted to $1,320 and $0, respectively, which were included in accrued expense-related parties on the accompanying consolidated balance sheets

Operating leases – related parties (continued)

On May 31, 2011, the Company entered into a lease for office space with Mr. Wei Chen (the “Shanghai Office Lease”), its Chairman and CEO. Pursuant to the Shanghai Office Lease, the Company leases approximately 7,008 square feet of office space in Shanghai City. The office serves as the Company’s principal executive office. Rent under the Shanghai Office Lease is RMB 25,000 (approximately $4,000) per month. The Company also needs to pay a property management fee to an unrelated party of RMB 11,719 (approximately $1,900) per month in connection with the Shanghai Office Lease. The term of the Shanghai Office Lease is two years and expires on May 31, 2013. On May 31, 2013, the Company renewed the Shanghai Office Lease. Pursuant to the renewed Shanghai Office Lease, the monthly rent is RMB 25,000 (approximately $4,000). The Company also needs to pay a property management fee to an unrelated party of RMB 11,719 (approximately $1,900) per month in connection with the renewed Shanghai Office Lease. The term of the renewed Shanghai Office Lease is a year and expires on May 31, 2014. For the nine months ended September 30, 2013 and 2012, rent expense related to the Shanghai Office Lease amounted $36,213 and $35,666, respectively. At September 30, 2013 and December 31, 2012, accrued rent for the Xiamen Office Lease amounted to $20,370 and $0, respectively, which were included in accrued expense – related parties on the accompanying consolidated balance sheets.

At September 30, 2013 and December 31, 2012, the total accrued rent for the above mentioned operating leases with related parties amounted to $21,690 and $0, respectively, which amount were included in accrued expense – related parties on the accompanying consolidated balance sheets.

NOTE 10 – FOREIGN OPERATIONS

The tables below present assets information by operating region at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
United States	$99,186	$-
People's Republic of China	4,467,739	4,172,007
Total	$4,566,925	$4,172,007

The tables below present sales information by operating region for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$-	$-	$-	$-
People's Republic of China	3,192,631	6,349,846	10,082,430	17,917,318
Total	$3,192,631	$6,349,846	$10,082,430	$17,917,318

NOTE 11- CONSULTING AGREEMENT

On July 18, 2013, the Company entered a consulting agreement with CDII, a related party (see note 9). Pursuant to the term of the agreement, the Company shall issue 18 million shares of Company’s common stock in total to CDII as the compensation for the consulting services that provided in the fiscal year of 2012 and 2013. In October 2013, the Company issued 9,000,000 shares of its common stock to CDII for fiscal 2012 consulting service. The shares were valued at the fair market value of $90,000 on the grant date.

CHINA LOGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
NOTE 12 - SUBSEQUENT EVENTS

In October 2013, the Company issued 4,016,261 shares of its common stock in connection with the conversion of convertible notes.

In October 2013, the Company issued 9,000,000 shares of its common stock to CDII for fiscal 2012 consulting service. The shares were valued at the fair market value of $90,000 on the grant date.

In October 2013, the Company issued 5,200,000 shares of its common stock to a consultant for its service from October 2013 through December 2014. The shares were valued at the fair market value of $49,400 on the grant date.

On October 21, 2013, the Company and GEL Properties, LLC (“GEL”) entered into a note purchase agreement, providing for the issuance of a 6% convertible note in the principal amounts of $30,000. In connection with the convertible note, the Company paid a fee of $4,500 and received net cash proceed of $25,500. The principal amount and accrued interest of note are due on October 21, 2014. GEL is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest closing bid price of the last day of 5 trading days prior to conversion (including the day upon which a notice of conversion is received by the Company). In the event the Company experiences a DTC “Chill” on its shares while this note is eligible for conversion into common shares, the conversion price shall be decreased to 55% instead of 60% while that “Chill” is in effect.

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

Our Performance

Our revenue for the third quarter of fiscal 2013 decreased by 49.7%, or approximately $3.2 million, as compared to the third quarter of fiscal 2012. Our revenue for the nine months ended September 30, 2013 decreased by 43.7%, or approximately $7.8 million, as compared to the nine months ended September 30, 2012. Our gross profit margin increased to 8.6% for the third quarter of fiscal 2013 from 0.1% for the third quarter of fiscal 2012. For the nine months ended September 30, 2013 and 2012, our gross profit margin was 10.0% and 6.9%, respectively. Our operating expense increased by 18.8%, or approximately $ 47,000, for the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, and operating expenses increased by 39.5%, or approximately $307,000, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We had an operating loss of approximately $24,000 for the third quarter of fiscal 2013, as compared to an operating loss of approximately $245,000 for the third quarter of fiscal 2012, and our operating loss was approximately $77,000 for the nine months ended September 30, 2013 as compared to operating income of approximately $457,000 for the nine months ended September 30, 2012. We had a net loss of approximately $ 139,000 for the third quarter of fiscal 2013 as compared to a net loss of approximately $205,000 for the third quarter of fiscal 2012, and we had a net loss of approximately $447,000 and net income of approximately $491,000 for the nine months ended September 30, 2013 and 2012, respectively.

Our Outlook

Since 2012, affected by the unfavorable factors such as the European debt crisis, the recovery of the global economy and trading market has been very slow and the future remains uncertain. The international ocean freight forwarding market has been negatively impacted, especially by shipping capacity surplus and by the low price of shipping.

Since 2010, we have seen a decrease in freight traffic volume and a decrease in our total sales revenues and we face a number of challenges in growing our business, many of which are beyond our control. We also foresee continued competition in the marketplace that may negatively impact our gross profit margin in future periods.

While we believe the future of international ocean freight forwarding market is uncertain and faces huge challenges including continued global economic recovery, we believe we can grow our business in the future, both domestically and in our major international markets. We are currently negotiating and will be working more closely with another logistic company to have access of their clients and lower operating cost. There are no assurances we will be successful in these efforts. We have also placed more emphasis on growing our freight forwarding services business to parts of South America. We see South America as a potential source of growth for our business to the strong overall economic growth in the region coupled with China’s rapidly growing South American trade activity. We have also recently begun to explore plans to establish our own warehouse facility for international and domestic storage and logistics. We believe this strategy would serve to complement our current international freight forwarding and logistics management. There are no assurances, however, that we will ultimately undertake this expansion.

RESULTS OF OPERATIONS

Sales Revenues

In the third quarter of fiscal 2013, the decrease in our sales revenues of approximately $3.2 million, or 49.7% as compared to the third quarter of fiscal 2012, reflected decreased shipping activities across all of China’s major shipping ports with respect to outbound container and cargo shipments. This trend has continued since 2010.

Revenues for the nine months ended September 30, 2013 decreased by approximately $7.8 million, or 43.7%, as compared to the nine months ended September 30, 2012, since the average price per standard shipping container was decreased. Since 2010, global freight carriers have placed a number of additional ships into service in anticipation of an increase in shipping demand that has largely failed to materialize. As a result, overseas shipping prices dropped significantly, especially in northeastern China, which is a highly competitive environment for freight carriers.

Cost of Sales and Gross Profit Margin

Cost of sales, which represents the cost of the cargo space we obtain for our customers, decreased by approximately $3.4 million, or 54.0% for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Our gross profit margin increased to 8.6% for the third quarter of fiscal 2013 as compared to 0.1% for the third quarter of fiscal 2012. The increase was primarily attributable to an increase in our international business which recognizes a higher gross profit margin than domestic logistics. During the nine months ended September 30, 2012, our gross margin was impacted by weaker demand for our services than originally anticipated resulting in unused reserved cargo space that we had to absorb in our cost of sales.

Cost of sales decreased by approximately $7.6 million, or 45.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 mainly due to the decrease in our sales revenues. For the nine months ended September 30, 2013 and 2012, our gross margin was 10.0% and 6.9%, respectively. The increase was primarily attributable to an increase in our international business which recognizes a higher gross profit margin than domestic logistics.

Total Operating Expenses

We had a total operating expense of approximately $299,000 for the third quarter of fiscal 2013 as compared to a total operating expense of approximately $251,000 for the third quarter of fiscal 2012. We had a bad debt expense of approximately $14,000 and a bad debt recovery of approximately $3,000 for the third quarter of fiscal 2013 and 2012, respectively. Our selling, general and administrative expense increased by approximately $34,000 or 13.4% for the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. The increase was mainly attributable to an increase in entertainment expense of approximately $11,000 due to the increased entertainment activities associated with customer support and marketing in order to enhance our visibility, an increase in depreciation expense of approximately $7,000 from the newly purchased fixed assets, an increase in consulting fees of approximately $15,000 which was incurred and paid in 2013 period, and an increase in other miscellaneous items of approximately $1,000.

Our total operating expenses increased by approximately $307,000, or 39.5% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We had a bad debt expense of approximately $181,000 for the nine months ended September 30, 2013 as compared to a bad debt expense of approximately $9,000 for the nine months ended September 30, 2012. Our selling, general and administrative expense increased by approximately $138,000, or 17.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase was mainly attributable to an increase in compensation of approximately $57,000 due to the increase in salaries paid to our management and other administrative staff resulting from our purpose to try to expand our business, an increase in expense of approximately $21,000 related to our Board member’s service, and an increase in professional fees of approximately $41,000 mainly due to the increased service fee incurred and paid for our consultants and other professionals, an increase in depreciation expense of approximately $17,000 from the newly purchased fixed assets, and an increase in other miscellaneous items of approximately $2,000.

Total Other Income (Expense)

Total other income (expense), net, which consists of interest income, interest expense, foreign currency transaction loss, loss from change in fair value of derivative liabilities and other gains and losses not reflected within income (loss) from operations. Total other expense was approximately $115,000 for the third quarter of fiscal 2013, as compared to total other income of approximately $40,000 for the third quarter of fiscal 2012, a decrease of approximately $155,000. The decrease for the third quarter of fiscal 2013 as compared to the same period in fiscal 2012 was mainly attributable to an increase in interest expense of approximately $83,000 related to higher borrowings, an increase in foreign currency transaction loss of approximately $4,000, an increase of loss from change in fair value of derivative liabilities of approximately $32,000, an increase in other expense, net of other income, of approximately $37,000, which offset by an increase in interest income of approximately $2,000.

Total other expense was approximately $369,000 for the nine months ended September 30, 2013, as compared to total other income of approximately $37,000 for the nine months ended September 30, 2012, an increase of approximately $406,000. The increase for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to an increase in interest expense of approximately $281,000, an increase in foreign currency transaction loss of approximately $39,000, an increase in loss from change in fair value of derivative liabilities of approximately $61,000, a decrease in other income of approximately $33,000, offset by an increase in interest income of approximately $7,000.

Net Income

Net loss for the third quarter of fiscal 2013 was approximately $139,000 as compared to net loss of approximately $205,000 for the third quarter of fiscal 2012.Net loss for the nine months ended September 30, 2013 was approximately $447,000 as compared to net income of approximately $491,000 for the nine months ended September 30, 2012. The decrease in net loss of approximately $66,000 for the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, was primarily due to higher gross profit, offset by an increase in selling, general and administrative expense and an increase in interest expense, and an increase in loss from change in fair value of derivative liabilities as discussed above. Net loss for the nine months ended September 30, 2013 was approximately $447,000 as compared to net income for the nine months ended September 30, 2012 of approximately $491,000. The increase in net loss of approximately $937,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was mainly due to an increase in selling, general and administrative expense, an increase in bad debt expense, an increase in interest expense, and increase in loss from change in fair value of derivative liabilities as discussed above.

Foreign Currency Translation Gain (Loss)

The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of approximately $2,000 and $11,000 for the third quarter of fiscal 2013 and nine months ended September 30, 2013, respectively, as compared to a foreign currency translation loss of approximately $67,000 and $28,000 for the third quarter of fiscal 2012 and nine months ended September 30, 2012, respectively. This non-cash gain (loss) had the effect of increase (decrease) of our reported comprehensive income and the non-cash gain (loss) had the effect of decrease (increase) our reported comprehensive loss.

Comprehensive Income (Loss)

As a result of our foreign currency translation gain (loss), we had comprehensive loss for the third quarter of fiscal 2013 of approximately $136,000 as compared to comprehensive loss of approximately $272,000 for the third quarter of fiscal 2012. We had comprehensive loss of approximately $435,000 and comprehensive income of approximately $462,000 for the nine months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash requirements.  At September 30, 2013, we had cash on hand of $2.0 million as compared to $2.3 million at December 31, 2012. These funds are mainly held in financial institutions located in the PRC.

Our working capital deficit was approximately $30,000 at September 30, 2013, as compared to a working capital deficit of approximately $306,000 at December 31, 2012, an increase in working capital of approximately $276,000 or 90.3%. The increase in the working capital was primarily attributable to an increase in accounts receivable, net, of approximately $198,000,  an increase in prepaid expense - related party of approximately $72,000 which represents payment we made to CDII in connection with prepayment for professional fees, an increase in advance to vendors and other current assets of approximately $341,000, a decrease in accounts payable of approximately $407,000, which was primarily attributable to the payments made in fiscal 2013 for previously accrued freight costs to shippers, a decrease in due to related parties of approximately $500,000, which was primarily attributable to the exchange notes, advance, and interest payable – related parties for convertible notes, offset by a decrease in cash of approximately $289,000, an increase in convertible notes payable, net, of approximately $115,000, an increase in advance from customers of approximately $658,000, and an increase in accrued expense and other current liabilities of approximately $91,000.

During the nine months ended September 30, 2013, we issued an aggregate of 52,383,252 shares of our common stock upon the conversion of various notes which increased our issued and outstanding shares by approximately 126% as compared to the issued and outstanding shares as of December 31, 2012.  Between February 2013 and August 2013, we received net proceeds of $136,500 (net of debt discount of $12,500) under the terms of various promissory notes and used the net proceeds for working capital purpose.  As of September 30, 2013, one of these notes in the principal amount of $10,000 has converted into 1,970,444 shares of our common stock, and the other three notes are convertible at various discounts to market. During the nine months ended September 30, 2013, we issued 50,412,808 shares of our common stock to either CDII or third parties to which it had assigned various notes we owed it in the amount of $622,463 in satisfaction of those obligations. While these convertible note transactions have either provided capital for our operations or conserved cash through the conversion of debt to equity, these transactions have been dilutive to our stockholders and there are no assurances that these terms are as favorable as we might have negotiated in arms-length transactions.

While there can be no assurances given the continued economic uncertainties, we believe that our cash on hand will be sufficient to fund our operations and satisfy our obligations for the next twelve months. If, however, circumstances change regarding the overall export volumes currently being experienced at China’s shipping ports or if other economic factors beyond our control were to adversely impact our business, we may be required to raise additional capital. We do not have any external sources of liquidity or commitments for any additional capital and have been relying on advance from related and unrelated parties to supplement our working capital needs.  If it were to become necessary for us to raise additional capital there are no assurances such funds will be available on terms that are acceptable to us, or at all.

From time to time we advance working capital to unrelated key customers and strategic partners who refer businesses to us. Generally, these advances are short term demand notes which are unsecured and non-interest bearing. We believe it is in our best interest to make these advances in order to build long-term relationships, encourage continued business, and benefit from additional referrals. The decision to make these advances is made by our senior management, subject to the availability of sufficient capital. These amounts are reflected net of an allowance for doubtful accounts and totaled $343,035 and $349,093 at September 30, 2013 and December 31, 2012, respectively, and are reflected in other receivables.

We engaged in a number of transactions with related parties. At September 30, 2103, due to related parties represents amounts advanced for working capital to us by various companies and individuals. During the nine months ended September 30, 2013, promissory notes lent to us for working capital and other amounts due to our financial consultant, CDII, for legal and accounting fees paid by them on our behalf were assigned to third parties and we converted these promissory notes to convertible debt. During the nine months ended September 30, 2013, we issued 7,665,134 shares of our common stock and reduced the amount of $146,104 owed to CDII. During the nine months ended September 30, 2013, we issued 52,383,252 shares of our common stock and reduced the principal amounts due under our convertible notes and accrued and unpaid interest related to our convertible notes by $632,463.

The amounts due to CD International Enterprises, Inc. as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDII on the Company’s behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrued interest at 4% annually and were due at various dates in 2012. In 2013, CD International Enterprises, Inc. assigned these loans and related accrued and unpaid interest to third parties and these notes were exchanged for convertible notes pursuant to related securities purchase agreements.

There was a prepaid expense - related party of $72,154 at September 30, 2013 reflecting payments made to CD International Enterprises, Inc., which is the consultant of the Company, in connection with the prepayments for professional fees.

Cash Flow Analysis

Net cash used in operating activities for the nine months ended September 30, 2013 amounted to $293,846 compared to net cash provided by operating activities of $899,897 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net cash used in operating activities was mainly attributable to net loss of approximately $447,000 adjusted for the add back of non-cash items such as amortization of debt discount of approximately $204,000, increase in allowance for doubtful accounts of approximately $181,000 and stock-based compensation of approximately $35,000, and the use of cash from changes in operating assets and liabilities such as: an increase in accounts receivable of approximately $133,000, an increase in other receivables of approximately $208,000, an increase in advance to vendors and other current assets of approximately $309,000, a decrease in accounts payable of approximately $447,000, offset by the receipt of cash from operations from changes in operating assets and liabilities including an increase in advance from customers of approximately $642,000 and an increase in accrued expense and other current liabilities of approximately $137,000.

For the nine months ended September 30, 2012, net cash provided by operating activities was primarily attributable to net income of approximately $491,000 and the receipt of cash from changes in operating assets and liabilities such as: a decrease in accounts receivable of approximately $1,093,000 and an increase in advance from customers of approximately $419,000, offset by the use of cash from changes in operating assets and liabilities such as: an increase in advance to vendors and other current assets of approximately $690,000 and a decrease in accounts payable of approximately $479,000.

Net cash flow used in investing activities was $101,085 for the nine months ended September 30, 2013 as compared to net cash flow provided by investing activities of $10,509 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we used cash of approximately $106,000 for purchase of property and equipment and we received proceeds from disposal of property and equipment of approximately $5,000. For the nine months ended September 30, 2012, cash provided by investing activities consisted of cash provided by collection of advance to related parties of approximately $44,000 and cash proceeds from disposal property and equipment of approximately $1,000, offset by approximately $24,000 cash used for purchase of property and equipment and approximately $11,000 cash advance to related parties.

Net cash provided by financing activities for the nine months ended September 30, 2013 amounted to $47,450 and was due to the receipt of net proceeds from convertible notes payable of approximately $137,000, offset by approximately $89,000 cash used for the repayment of advance from related parties. For the nine months ended September 30, 2012, net cash used in financing activities was $134,762 and was due to approximately $167,000 cash used for the repayment of advance from related parties, offset by approximately $32,000 cash received from advance from related parties.

Significant portion of our cash is held and will continue to be held in the form of RMB in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in the PRC of $2.0 million at September 30, 2013 has been converted based on the exchange rate as of September 30, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods.  The more critical accounting estimates include estimates related to the allowance for doubtful accounts, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, and the value of stock-based compensation.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in note 2 to our unaudited condensed consolidated financial statements.

Accounts Receivable and Other Receivables

Accounts receivable and other receivables are presented net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses. We review accounts receivable and other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place through PRC authorized institutions. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	September 30, 2013	September 30, 2012	December 31, 2012
Period end RMB: U.S. dollar exchange rate	6.1364	6.3190	6.3011
Average fiscal-year-to-date RMB: U.S. dollar exchange rate	6.2132	6.3085

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.

Based on this evaluation we concluded that as of September 30, 2013 our disclosure controls and procedures were not effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of (1) our failure to timely file Current Reports on Form 8-K during the period; (2) our failure to timely file this Quarterly Report; and (3) continuing significant deficiencies or material weaknesses previously identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2013, the Company entered into a consulting agreement with CDII whereby it engaged the company to provide various services to it in connection with its obligations as public company for its 2012 and 2013 fiscal years.  Under the terms of this agreement which expired on December 31, 2013, the Company agreed to issue CDII an aggregate of 18,000,000 shares of its common stock as compensation for its services.  In October 2013, the Company issued CDII 9,000,000 shares, representing the compensation for the previously rendered services for 2012, which were valued at $90,000.The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

On August 7, 2013, the Company entered into a consulting agreement with Weidong Wang whereby it engaged him to assist it in identifying potential acquisition targets.  As compensation for his services under this agreement which expires in July 2014, the Company issued him 4,000,000 shares of its common stock as compensation for his services. The shares were valued at the fair market value of $32,000 on the grant date.

During the third quarter of fiscal 2013, the Company issued 9,053,711 shares of its common stock to Iconic in connection with the conversion of convertible notes in the aggregate principal amounts of $52,327 together with accrued but unpaid interest of $946. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

During the third quarter of fiscal 2013, the Company issued 4,242,517 shares of its common stock to CDII in order to pay off the accrued and unpaid interest of $43,425. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

During the third quarter of fiscal 2013, the Company issued 12,806,020 shares of its common stock to Magna in connection with the conversion of convertible notes in the aggregate principal amount of $73,030 and $582 of accrued but unpaid interest. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

During the third quarter of fiscal 2013, the Company issued 1,970,444 shares of its common stock to Hanover in connection with the conversion of convertible note in the principal amount of $10,000. Additionally, in October 2013, the Company issued 4,016,261 shares of its common stock to Hanover in connection with the conversion of convertible note in the principal amount of $17,000 and accrued and unpaid interest of $2,160. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

On October 17, 2013, the Company entered into a consulting agreement with Peipei Song whereby it engaged him to assist it in identifying potential acquisition targets.  As compensation for his services under the terms which expires in December 2014, the Company issued 5,200,000 shares of its common stock valued at the fair market value of $49,400. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our company.

ITEM 5.  OTHER INFORMATION.

There was a prepaid expense - related party of $72,154 at September 30, 2013 reflecting payments made to CD International Enterprises, Inc., which is the consultant of the Company, in connection with the prepayments for professional fees.

The amounts due to CD International Enterprises, Inc. as of December 31, 2012 was $410,078, which included $323,000 of working capital loans and $87,078 related to professional fees, primarily legal and accounting paid by CDII on the Company’s behalf. The proceeds from these promissory notes were used for working capital purposes. The notes accrued interest at 4% annually and were due at various dates in 2012. In 2013, CD International Enterprises, Inc. assigned these loans and related accrued and unpaid interest to third parties and these notes were exchanged for convertible notes pursuant to related securities purchase agreements.

On August 8, 2013 the Company entered into a Securities Purchase Agreement with LG pursuant to which it issued and sold a $51,500 principal amount convertible promissory note.  The Company reimbursed LG for its expenses of $1,500 in connection the transaction and paid a fee of $4,000 to Anubis Partners, LLC for legal service.  The Company used the net proceeds for working capital. Under the terms of the Securities Purchase Agreement, we granted LG a 12 month right of first refusal with respect to future equity financings, including equity with a debt component, subject to certain exclusions.  The principal amount and accrued interest of note are due on April 8, 2014. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the note is paid. LG is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 57% of the average of three lowest trading price in the 10 consecutive trading days prior to the day that LG requests conversion. The Note has a Flex Floor at $0.001 (the “Original Floor”). If the stock goes below the Original Floor, the stock has 10 business days during which the stock must close above the Original Floor for three consecutive trading days in order to maintain the Original Floor. If the stock is unable to meet these requirements after these 10 business days, a New Floor is set equivalent to 50% of the lowest trading price in the same 10 business days (the "New Floor"). If the stock price dips below the New Floor, the stock will once again have l0 business days during which the stock must close above the New Floor for three consecutive trading days in order to maintain the New Floor. The stock will have to continue to maintain a price above the New Floor. If the price is unable to close above the New Floor for three consecutive trading days in 10 business days after the price has dipped, the Flex Floor will be eliminated. A copy of the note and Securities Purchase Agreement are filed as Exhibits 10.15 and 10.16, respectively, to this report.

On August 27, 2013, the Company borrowed $25,000 from JSJ under the terms of convertible note in the principal amounts of $25,000. The principal amount of the note is due on February 27, 2014. Any amount of principal on the note which is not paid when due shall bear interest at the rate of 10% per annum from the due date thereof until the note is paid.  JSJ is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 55% (representing a 45% discount) of the average of the three lowest trades on the previous 10 trading days to the date of conversion, with a maximum conversion price equal to that price would be obtained if the conversion were to be made on the date that this note was executed, and a floor conversion price of $0.0005 per share.  A copy of this note is filed as Exhibit 10.17 to this report.

On October 21, 2013, the Company borrowed $30,000 from GEL under the terms of a 6% convertible redeemable note in the principal amounts of $30,000. In connection with this transaction, the Company paid legal fees of $1,500 and an investment banking fee of $3,000 to Anubis Partners, LLC. It used the net proceeds of $25,500 for working capital. The principal amount and accrued interest are due on October 21, 2014, and interest is payable in shares of the Company’s common stock valued at the conversion price as hereinafter described. GEL is entitled, at its option, at any time after the issuance of the note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest closing bid price of the last day of five trading days prior to conversion (including the day upon which a notice of conversion is received by the Company). In the event the Company experiences a DTC “Chill” on its shares while this note is eligible for conversion into common shares, the conversion price shall be decreased to 55% while that “Chill” is in effect.  At the Company’s option, the note is redeemable at various premiums ranging from 125% to 150%, dependent upon the date fixed for redemption.  The note also is subject to automatic repayment at the holder’s option, in cash, at 150% of the face amount including (i) the sale or transfer of all or substantially all of our assets, (ii) a reclassification, stock split or similar transaction, or (ii) a consolidation or merger in which the Company is not the surviving entity. A copy of this note is filed as Exhibit 10.18 to this report.

ITEM 6.  EXHIBITS.

Exhibit No.	Description
10.15	Convertible Promissory Note dated August 8, 2013 in the principal amount of $51,500 to LG Capital Funding, LLC. *
10.16	Securities Purchase Agreement dated August 8, 2013 by and between China Logistics Group, Inc. and LG Capital Funding, LLC. *
10.17	Convertible Note dated August 27,2013 in the principal amount of $25,000 to JSJ Investments Inc. *
10.18	6% Convertible Redeemable Note in the principal amount of $30,000 due GEL Properties, LLC *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

Date: January 28, 2014	CHINA LOGISTICS GROUP, INC.

	By:	/s/ Wei Chen
Wei Chen
Chairman, Chief Executive Officer and President (principal executive officer)

	By:	/s/ Yuan Huang
Yuan Huang
Chief Financial Officer (principal financial and accounting officer)